Form 10-Q
period 2013-05-31
APOLLO GROUP INC
filed 2013-06-25
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ☐     NO ☑
AS OF JUNE 18, 2013, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group, Inc. Class A common stock, no par value	112,360,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares

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

Part I – FINANCIAL INFORMATION
Item 1 – Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	May 31, 2013	August 31, 2012
ASSETS:
Current assets
Cash and cash equivalents	$776,739	$1,276,375
Restricted cash and cash equivalents	319,081	318,334
Marketable securities	114,317	—
Accounts receivable, net	197,952	198,279
Prepaid taxes	4,594	26,341
Deferred tax assets, current portion	60,018	69,052
Other current assets	59,504	49,609
Total current assets	1,532,205	1,937,990
Property and equipment, net	503,609	571,629
Goodwill	104,023	103,345
Intangible assets, net	133,207	149,034
Deferred tax assets, less current portion	83,436	77,628
Other assets	36,474	28,696
Total assets	$2,392,954	$2,868,322
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$20,063	$638,588
Accounts payable	77,033	74,872
Income taxes payable	19,442	—
Student deposits	350,642	362,143
Deferred revenue	222,745	254,555
Accrued and other current liabilities	283,159	324,881
Total current liabilities	973,084	1,655,039
Long-term debt	67,578	81,323
Deferred tax liabilities	14,998	15,881
Other long-term liabilities	223,984	191,756
Total liabilities	1,279,644	1,943,999
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	29,281	93,770
Apollo Group Class A treasury stock, at cost	(3,848,759)	(3,878,612)
Retained earnings	4,970,125	4,743,150
Accumulated other comprehensive loss	(38,584)	(30,034)
Total Apollo shareholders’ equity	1,112,167	928,378
Noncontrolling interests (deficit)	1,143	(4,055)
Total equity	1,113,310	924,323
Total liabilities and shareholders’ equity	$2,392,954	$2,868,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2013	2012	2013	2012
Net revenue	$946,774	$1,122,258	$2,836,329	$3,256,840
Costs and expenses:
Instructional and student advisory	393,387	466,117	1,209,239	1,345,005
Marketing	156,918	158,583	493,104	483,120
Admissions advisory	65,078	95,290	204,618	298,083
General and administrative	82,717	88,085	237,474	251,978
Depreciation and amortization	38,360	45,042	123,554	133,063
Provision for uncollectible accounts receivable	15,258	35,430	67,566	108,009
Restructuring and other charges	63,103	7,577	131,295	29,287
Litigation charge (credit)	—	4,725	(23,200)	4,725
Goodwill and other intangibles impairment	—	—	—	16,788
Total costs and expenses	814,821	900,849	2,443,650	2,670,058
Operating income	131,953	221,409	392,679	586,782
Interest income	506	160	1,443	881
Interest expense	(1,940)	(2,830)	(6,074)	(6,618)
Other, net	(862)	(402)	811	(44)
Income from continuing operations before income taxes	129,657	218,337	388,859	581,001
Provision for income taxes	(49,487)	(87,059)	(161,290)	(245,346)
Income from continuing operations	80,170	131,278	227,569	335,655
Income from discontinued operations, net of tax	—	3,104	—	7,182
Net income	80,170	134,382	227,569	342,837
Net (income) loss attributable to noncontrolling interests	(217)	(348)	(594)	4,393
Net income attributable to Apollo	$79,953	$134,034	$226,975	$347,230
Earnings per share – Basic:
Continuing operations attributable to Apollo	$0.71	$1.11	$2.02	$2.74
Discontinued operations attributable to Apollo	—	0.02	—	0.05
Basic income per share attributable to Apollo	$0.71	$1.13	$2.02	$2.79
Earnings per share – Diluted:
Continuing operations attributable to Apollo	$0.71	$1.11	$2.01	$2.72
Discontinued operations attributable to Apollo	—	0.02	—	0.05
Diluted income per share attributable to Apollo	$0.71	$1.13	$2.01	$2.77
Basic weighted average shares outstanding	112,742	118,134	112,579	124,560
Diluted weighted average shares outstanding	113,372	118,793	113,121	125,335
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2013	2012	2013	2012
Net income	$80,170	$134,382	$227,569	$342,837
Other comprehensive income (loss) (net of tax):
Currency translation loss	(1,359)	(4,774)	(3,989)	(9,402)
Comprehensive income	78,811	129,608	223,580	333,435
Comprehensive (income) loss attributable to noncontrolling interests	(196)	319	(269)	5,883
Comprehensive income attributable to Apollo	$78,615	$129,927	$223,311	$339,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
($ in thousands)	2013	2012
Cash flows provided by (used in) operating activities:
Net income	$227,569	$342,837
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	39,888	59,438
Excess tax benefits from share-based compensation	(14)	(1,137)
Depreciation and amortization	123,554	133,438
Accelerated depreciation included in restructuring	41,581	—
Loss on fixed asset write-offs	3,976	—
Amortization of lease incentives	(10,077)	(11,604)
Amortization of deferred gains on sale-leasebacks	(2,098)	(2,098)
Goodwill and other intangibles impairment	—	16,788
Non-cash foreign currency loss, net	810	173
Provision for uncollectible accounts receivable	67,566	108,009
Litigation (credit) charge	(23,200)	4,725
Deferred income taxes	(21,243)	31,386
Changes in assets and liabilities, excluding the impact of acquisition and disposition:
Restricted cash and cash equivalents	(747)	25,523
Accounts receivable	(70,761)	(85,788)
Other assets	(13,842)	(6,260)
Accounts payable	2,239	(8,174)
Income taxes payable	41,205	6
Student deposits	(10,430)	(35,215)
Deferred revenue	(28,672)	(32,667)
Accrued and other liabilities	23,049	(123,605)
Net cash provided by operating activities	390,353	415,775
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(96,735)	(85,702)
Purchase of marketable securities	(130,207)	—
Maturities of marketable securities	15,890	—
Acquisition, net of cash acquired	—	(73,736)
Proceeds from disposition	—	3,285
Other investing activities	(1,500)	(1,694)
Net cash used in investing activities	(212,552)	(157,847)
Cash flows provided by (used in) financing activities:
Payments on borrowings	(633,450)	(508,449)
Proceeds from borrowings	2,176	2,437
Purchase of noncontrolling interest	(42,500)	—
Apollo Group Class A common stock purchased for treasury	(5,696)	(731,772)
Issuance of Apollo Group Class A common stock	2,993	10,521
Excess tax benefits from share-based compensation	14	1,137
Net cash used in financing activities	(676,463)	(1,226,126)
Exchange rate effect on cash and cash equivalents	(974)	(1,322)
Net decrease in cash and cash equivalents	(499,636)	(969,520)
Cash and cash equivalents, beginning of period	1,276,375	1,571,664
Cash and cash equivalents, end of period	$776,739	$602,144
Supplemental disclosure of cash flow and non-cash information:
Cash paid for income taxes, net of refunds	$134,201	$211,500
Cash paid for interest	$5,903	$7,178
Restricted stock units vested and released	$15,617	$16,926
Capital lease additions	$3,500	$26,906
Credits received for tenant improvements	$1,540	$24,856
Debt incurred for acquired technology	$—	$14,389
Unsettled share repurchases	$—	$10,244
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
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments. Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks. Because of the seasonal nature of our business and other factors, the results of operations for the three and nine months ended May 31, 2013 are not necessarily indicative of results to be expected for the entire fiscal year.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) are working on joint convergence projects to address accounting differences between GAAP and International Financial Reporting Standards (“IFRS”) in order to support their commitment to achieve a single set of high-quality global accounting standards. Some of the most significant projects on the FASB and IASB’s agenda include accounting for leases and revenue recognition, among other items. Both the FASB and IASB have issued final guidance for certain accounting topics and are currently redeliberating guidance in other areas. We have adopted the converged guidance that the FASB has already issued addressing fair value measurements, financial instrument disclosures and the statement of other comprehensive income, which did not have a material impact on our consolidated financial statements. While we anticipate the lease accounting proposal will have the greatest impact on our consolidated financial statements if enacted in its current draft form, the FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, we cannot determine the impact on our consolidated financial statements that may result from such future changes.
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
Note 3. Restructuring and Other Charges
We have initiated a series of activities to reengineer business processes and refine our educational delivery structure. We have also been evaluating various initiatives to adapt our business to the rapidly evolving changes and increasing competition in higher education. The following details the charges incurred for the three and nine months ended May 31, 2013 and 2012, and the cumulative costs associated with these activities, all of which are included in restructuring and other charges on our Condensed Consolidated Statements of Income:

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2013	2012	2013	2012
Lease and related costs, net	$55,737	$535	$100,489	$22,245	$135,537
Severance and other employee separation costs	5,084	2,681	24,244	2,681	40,977
Other restructuring related costs	2,282	4,361	6,562	4,361	16,389
Restructuring and other charges	$63,103	$7,577	$131,295	$29,287	$192,903
The following summarizes the above restructuring and other charges in our segment reporting:

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2013	2012	2013	2012
University of Phoenix	$56,777	$535	$112,118	$22,245	$155,033
Apollo Global	1,527	2,681	4,942	2,681	10,860
Other	4,799	4,361	14,235	4,361	27,010
Restructuring and other charges	$63,103	$7,577	$131,295	$29,287	$192,903

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following details the changes in our restructuring liability by type of cost during the nine months ended May 31, 2013:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Other Restructuring Related Costs	Total
Balance at August 31, 2012(1)	$26,024	$2,998	$1,411	$30,433
Restructuring and other charges	100,489	24,244	6,562	131,295
Non-cash adjustments(2)	(27,010)	(1,820)	—	(28,830)
Payments	(11,341)	(19,890)	(7,839)	(39,070)
Balance at May 31, 2013(1)	$88,162	$5,532	$134	$93,828
(1) The current portion of our restructuring liability was $37.0 million and $11.3 million as of May 31, 2013 and August 31, 2012, respectively. The substantial majority of these balances are included in accrued and other current liabilities on our Condensed Consolidated Balance Sheets. The long-term portion of our restructuring liability is included in other long-term liabilities on our Condensed Consolidated Balance Sheets.
(2) Non-cash adjustments for lease and related costs, net represents $41.6 million of accelerated depreciation, partially offset by the release of certain liabilities associated with the leases such as deferred rent. Non-cash adjustments for severance and other employee separation costs represents share-based compensation.
As part of our business processes reengineering, University of Phoenix initiated a plan to realign its ground locations throughout the U.S. during fiscal year 2013. This plan includes closing 115 locations with students directly impacted by the plan being offered support to continue their education either online, through alternative on-ground arrangements or, in limited cases, at existing University of Phoenix locations. Following the finalization and approval of this plan, we performed a recoverability analysis for the fixed assets at the designated facilities the University had not yet closed. We performed this analysis by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on our analysis, we recorded an insignificant impairment charge during the first quarter of fiscal year 2013. We also revised the useful lives of the fixed assets at each of the designated facilities the University had not yet closed through the expected closure dates resulting in $41.6 million of accelerated depreciation during the nine months ended May 31, 2013.
As of May 31, 2013, University of Phoenix has closed nearly half of the locations included in the plan, all of which will no longer provide a future economic benefit to the University. The leases associated with these locations were classified as operating leases and we recorded initial aggregate charges of $57.6 million on the respective cease-use dates representing the fair value of our future contractual lease obligations. We measured the lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.
During fiscal year 2013, we also initiated workforce reductions consisting of approximately 1,000 positions due in part to University of Phoenix’s ground location realignment. We eliminated the majority of these positions during the nine months ended May 31, 2013 and incurred $24.2 million of severance and other employee separation costs. These costs are included in the reportable segments in which the respective eliminated personnel were employed. The remaining positions that have not yet been eliminated are principally located at facilities included in the University’s realignment plan that have not yet closed. These positions will be eliminated and related charges will be incurred as the respective locations close.
We incurred $6.6 million of costs during the nine months ended May 31, 2013 principally attributable to services from a consulting firm associated with our restructuring initiatives. The majority of these costs are included in “Other” in our segment reporting because the respective services pertain to all areas of our business.
Some of the locations in University of Phoenix’s ground location realignment require regulatory approval to close. The University will continue to close the remaining locations and eliminate related positions included in the plan as regulatory approvals are obtained, which will continue into fiscal year 2014. We expect to incur approximately $75 million of additional charges, principally for lease exit and other related costs, as the University closes the respective facilities.

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
The following summarizes MPW’s operating results for the three and nine months ended May 31, 2012, which are presented in income from discontinued operations, net of tax in our Condensed Consolidated Statements of Income:

($ in thousands)	Three Months Ended May 31, 2012	Nine Months Ended May 31, 2012
Net revenue	$8,550	$22,210
Costs and expenses	4,346	12,485
Income from discontinued operations before income taxes	4,204	9,725
Provision for income taxes	(1,100)	(2,543)
Income from discontinued operations, net of tax	3,104	7,182
Income from discontinued operations, net of tax, attributable to noncontrolling interests	(447)	(1,034)
Income from discontinued operations, net of tax, attributable to Apollo	$2,657	$6,148
The operating results of discontinued operations summarized above only includes revenues and costs directly attributable to the discontinued operations, and not those attributable to our continuing operations. Accordingly, no interest or general corporate overhead expenses have been allocated to MPW.
Note 5. Current Marketable Securities
We invest our excess cash balances in instruments that may include tax-exempt municipal bonds, corporate bonds, time deposits, commercial paper, agency bonds and other marketable securities. We classify instruments with original maturities greater than three months as marketable securities on our Condensed Consolidated Balance Sheets.
As of May 31, 2013, our $114.3 million of current marketable securities includes $71.6 million of tax-exempt municipal bonds and $27.7 million of corporate bonds. The remaining amount principally consists of commercial paper and certificates of deposit. We have classified these investments as held-to-maturity because we have the intent and ability to hold them until maturity. Accordingly, our current marketable securities are reported at amortized cost, which approximates fair value due to the short-term nature of the investments. We have not recorded gains or losses on our held-to-maturity investments.
Note 6. Accounts Receivable, Net
Accounts receivable, net consist of the following as of May 31, 2013 and August 31, 2012:

($ in thousands)	May 31, 2013	August 31, 2012
Student accounts receivable	$244,541	$287,619
Less allowance for doubtful accounts	(66,727)	(107,230)
Net student accounts receivable	177,814	180,389
Other receivables	20,138	17,890
Total accounts receivable, net	$197,952	$198,279

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in allowance for doubtful accounts for the three and nine months ended May 31, 2013 and 2012:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2013	2012	2013	2012
Beginning allowance for doubtful accounts	$84,773	$118,946	$107,230	$128,897
Provision for uncollectible accounts receivable	15,258	35,430	67,566	108,009
Write-offs, net of recoveries	(33,304)	(44,174)	(108,069)	(126,704)
Ending allowance for doubtful accounts	$66,727	$110,202	$66,727	$110,202
Note 7. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis consist of the following as of May 31, 2013:

		Fair Value Measurements at Reporting Date Using
	May 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$893,758	$893,758	$—	$—
Other assets:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$899,704	$893,758	$—	$5,946

Liabilities:
Other long-term liabilities:
Contingent payment	$6,022	$—	$—	$6,022
Total liabilities at fair value on a recurring basis	$6,022	$—	$—	$6,022
Assets measured at fair value on a recurring basis consist of the following as of August 31, 2012:

		Fair Value Measurements at Reporting Date Using
	August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Cash equivalents (including restricted cash equivalents):
Money market funds	$629,166	$629,166	$—	$—
Other assets:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$635,112	$629,166	$—	$5,946

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We measure the above items on a recurring basis at fair value as follows:

•
Money market funds – Classified within Level 1 and valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of May 31, 2013 and August 31, 2012, our remaining cash and cash equivalents and current marketable securities not disclosed in the above tables approximate fair value because of the short-term nature of the financial instruments.

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
There were no changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended May 31, 2013. The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

($ in thousands)
Balance at August 31, 2012	$—
Purchase of noncontrolling interest	6,000
Change in fair value included in net income	22
Balance at May 31, 2013	$6,022
Liabilities measured at fair value on a nonrecurring basis during the nine months ended May 31, 2013 consist of the following:

		Fair Value Measurements at Measurement Dates Using
($ in thousands)	Fair Value at Measurement Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Nine Months Ended May 31, 2013
Other liabilities:
Initial lease obligations	$57,596	$—	$—	$57,596	$57,596
Total liabilities at fair value on a nonrecurring basis	$57,596	$—	$—	$57,596	$57,596
During the nine months ended May 31, 2013, we recorded $57.6 million of aggregate initial lease obligations at fair value associated with closing certain leased facilities as part of our restructuring activities. We recorded the lease obligation liabilities on the date we ceased use of the facilities, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 3, Restructuring and Other Charges.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of May 31, 2013 and August 31, 2012:

($ in thousands)	May 31, 2013	August 31, 2012
Salaries, wages and benefits	$105,802	$117,432
Accrued advertising	37,645	45,737
Restructuring lease obligations	31,315	6,902
Accrued legal and other professional obligations	29,632	57,476
Deferred rent and other lease liabilities	19,079	19,868
Curriculum materials	11,054	13,004
Student refunds, grants and scholarships	8,955	11,181
Other	39,677	53,281
Total accrued and other current liabilities	$283,159	$324,881
Other long-term liabilities consist of the following as of May 31, 2013 and August 31, 2012:

($ in thousands)	May 31, 2013	August 31, 2012
Deferred rent and other lease liabilities	$67,712	$88,164
Restructuring lease obligations	56,847	19,122
Uncertain tax positions	35,759	27,223
Deferred gains on sale-leasebacks	23,594	25,692
Other	40,072	31,555
Total other long-term liabilities	$223,984	$191,756
Note 9. Debt
Debt and short-term borrowings consist of the following as of May 31, 2013 and August 31, 2012:

($ in thousands)	May 31, 2013	August 31, 2012
Revolving Credit Facility, see terms below	$—	$615,000
Capital lease obligations	52,292	70,215
Other, see terms below	35,349	34,696
Total debt	87,641	719,911
Less short-term borrowings and current portion of long-term debt	(20,063)	(638,588)
Long-term debt	$67,578	$81,323

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

We borrowed $615.0 million and had approximately $8 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2012. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2013. As of May 31, 2013, we have $13.4 million of outstanding letters of credit under the Revolving Credit Facility.

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
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at May 31, 2013.

•
Other – As of May 31, 2013 and August 31, 2012, Other principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at May 31, 2013 and August 31, 2012 was 5.8% and 5.7%, respectively.

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11. Shareholders’ Equity
The following details changes in shareholders’ equity during the nine months ended May 31, 2013 and 2012:

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Non-Controlling Interests (Deficit)
	Class A	Class B		Treasury Stock Class A	Retained Earnings				Total Equity
	Stated Value	Stated Value
($ in thousands)				Cost
Balance as of August 31, 2012	$103	$1	$93,770	$(3,878,612)	$4,743,150	$(30,034)	$928,378	$(4,055)	$924,323
Treasury stock purchases	—	—	—	(5,696)	—	—	(5,696)	—	(5,696)
Treasury stock issued under stock purchase plans	—	—	(4,443)	7,436	—	—	2,993	—	2,993
Treasury stock issued under stock incentive plans	—	—	(28,113)	28,113	—	—	—	—	—
Net tax effect for stock incentive plans	—	—	(23,278)	—	—	—	(23,278)	—	(23,278)
Share-based compensation	—	—	39,888	—	—	—	39,888	—	39,888
Currency translation adjustment, net of tax	—	—	—	—	—	(3,664)	(3,664)	(325)	(3,989)
Purchase of noncontrolling interest	—	—	(48,543)	—	—	(4,886)	(53,429)	4,929	(48,500)
Net income	—	—	—	—	226,975	—	226,975	594	227,569
Balance as of May 31, 2013	$103	$1	$29,281	$(3,848,759)	$4,970,125	$(38,584)	$1,112,167	$1,143	$1,113,310

	Common Stock		Additional Paid-in Capital	Treasury Stock Class A		Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Non-Controlling Interests (Deficit)
	Class A	Class B			Retained Earnings				Total Equity
	Stated Value	Stated Value
($ in thousands)				Cost
Balance as of August 31, 2011	$103	$1	$68,724	$(3,125,175)	$4,320,472	$(23,761)	$1,240,364	$3,625	$1,243,989
Treasury stock purchases	—	—	—	(742,016)	—	—	(742,016)	—	(742,016)
Treasury stock issued under stock purchase plans	—	—	(1,037)	4,926	—	—	3,889	—	3,889
Treasury stock issued under stock incentive plans	—	—	(19,660)	26,292	—	—	6,632	—	6,632
Net tax effect for stock incentive plans	—	—	(3,937)	—	—	—	(3,937)	—	(3,937)
Share-based compensation	—	—	59,438	—	—	—	59,438	—	59,438
Currency translation adjustment, net of tax	—	—	—	—	—	(7,912)	(7,912)	(1,490)	(9,402)
Net income (loss)	—	—	—	—	347,230	—	347,230	(4,393)	342,837
Balance as of May 31, 2012	$103	$1	$103,528	$(3,835,973)	$4,667,702	$(31,673)	$903,688	$(2,258)	$901,430
The following details net income attributable to Apollo and transfers to noncontrolling interest for the nine months ended May 31, 2013 and 2012:

	Nine Months Ended May 31,
($ in thousands)	2013	2012
Net income attributable to Apollo	$226,975	$347,230
Transfer to noncontrolling interest:
Decrease in equity for purchase of Carlyle interest	(48,543)	—
Change from net income attributable to Apollo and transfer to noncontrolling interest	$178,432	$347,230
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
Share Reissuances
During the three months ended May 31, 2013 and 2012, we issued 0.3 million and 0.1 million shares, respectively, and during the nine months ended May 31, 2013 and 2012, we issued 0.8 million and 0.6 million shares, respectively, of our Apollo Group Class A common stock from our treasury stock. These reissuances are a result of stock option exercises, release of shares covered by vested restricted stock units, and/or purchases under our employee stock purchase plan.
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock from time to time depending on market conditions and other considerations. During the third quarter of fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.
We did not repurchase shares of our Apollo Group Class A common stock during the three and nine months ended May 31, 2013. During the three and nine months ended May 31, 2012, we repurchased 9.0 million and 17.1 million shares of our Apollo Group Class A common stock at a total cost of $329.0 million and $736.0 million, respectively. At May 31, 2012, we also had $10.2 million of unsettled share repurchases that settled subsequent to May 31, 2012. The weighted average purchase prices for the three and nine months ended May 31, 2012 were $36.41 and $43.02 per share, respectively.
As of May 31, 2013, $250 million remained available under our share repurchase authorization. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
In connection with the release of vested shares of restricted stock, we repurchased 0.1 million and less than 0.1 million shares of Class A common stock for $1.8 million and $0.8 million during the three months ended May 31, 2013 and 2012, respectively. During the nine months ended May 31, 2013 and 2012, we repurchased 0.3 million and 0.1 million shares of Class A common stock for $5.7 million and $6.0 million, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and do not fall under the repurchase program described above.
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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2013	2012	2013	2012
Net income attributable to Apollo (basic and diluted)	$79,953	$134,034	$226,975	$347,230
Basic weighted average shares outstanding	112,742	118,134	112,579	124,560
Dilutive effect of stock options	—	1	—	25
Dilutive effect of restricted stock units and performance share awards	630	658	542	750
Diluted weighted average shares outstanding	113,372	118,793	113,121	125,335
Earnings per share:
Basic income per share attributable to Apollo	$0.71	$1.13	$2.02	$2.79
Diluted income per share attributable to Apollo	$0.71	$1.13	$2.01	$2.77

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended May 31, 2013 and 2012, 7.4 million and 8.6 million, respectively, of our stock options outstanding and 1.5 million and 0.3 million, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options, restricted stock units and performance share awards could be dilutive in the future.
During the nine months ended May 31, 2013 and 2012, 7.9 million and 8.7 million, respectively, of our stock options outstanding and 1.9 million and less than 0.1 million, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options, restricted stock units and performance share awards could be dilutive in the future.
Note 13. Share-Based Compensation
The following details share-based compensation expense for the three and nine months ended May 31, 2013 and 2012:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2013	2012	2013	2012
Instructional and student advisory	$4,653	$6,518	$17,855	$20,641
Marketing	1,038	1,533	4,135	5,473
Admissions advisory	200	405	566	1,277
General and administrative	6,090	10,490	15,512	32,047
Restructuring and other charges	392	—	1,820	—
Share-based compensation expense	$12,373	$18,946	$39,888	$59,438
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted 600,000 and 629,000 stock options during the three and nine months ended May 31, 2013, respectively. For the three and nine months ended May 31, 2013, the weighted average grant date fair value was $4.82 and $4.95, respectively, and the weighted average exercise price of these options was $16.75 and $16.89, respectively. As of May 31, 2013, there was $8.7 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.5 years.
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted 14,000 and 133,000 restricted stock units and performance share awards during the three and nine months ended May 31, 2013, respectively, with a weighted average grant date fair value of $17.70 and $20.70, respectively. As of May 31, 2013, there was $52.3 million and $2.7 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units and performance share awards, respectively. These costs are expected to be recognized over a weighted average period of 2.0 years.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 14. Commitments and Contingencies
We are subject to various claims and contingencies that arise from time to time in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. We do not believe any of these are material for separate disclosure.
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
The complaint alleges, among other things, that University of Phoenix has violated the Federal False Claims Act since December 12, 2009 and the California False Claims Act for the preceding ten years by falsely certifying to the U.S. Department of Education and the State of California that University of Phoenix was in compliance with various regulations that require compliance with federal rules regarding the payment of incentive compensation to admissions personnel, in connection with University of Phoenix’s participation in student financial aid programs. In addition to injunctive relief and fines, the relators seek significant damages on behalf of the Department of Education and the State of California, including all student financial aid disbursed by the Department to our students since December 2009 and by the State of California to our students during the preceding ten years. On July 12, 2011, we filed a motion to dismiss and on August 30, 2011, relators filed a motion for leave to file a Second Amended Complaint, which the Court granted. On November 2, 2011, we filed a motion to dismiss relators’ Second Amended Complaint, which was denied by the Court on July 6, 2012. On August 1, 2012, we filed a motion for certification of an interlocutory appeal, which was denied by the Court on March 7, 2013. Discovery in this matter has commenced, but a trial date has not been set.
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
As of May 31, 2013, we have accrued an immaterial amount reflecting a rejected settlement offer we made during the fiscal year 2012 and additional legal costs that we may incur in this matter. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action in excess of our accrual as of May 31, 2013.

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
K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo Group, Inc., Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo Group and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates, we have sought to dismiss this action on those grounds, and our application for such relief remains pending before the Court. On December 14, 2010, the Court declined to enter an injunction, but the matter is set for a further hearing on July 23, 2013. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India, including through our joint venture with HT Media Limited, may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
During fiscal year 2013, we resolved the dispute with our insurers regarding the previously advanced defense costs for this action. As a result, we reversed previously recorded charges associated with this dispute, which are included in litigation credit on our Condensed Consolidated Statements of Income during the nine months ended May 31, 2013. We do not believe we have any exposure associated with this matter in the future.
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
Putative Class Action under the Telephone Consumer Protection Act
On March 12, 2013, Del-Rio Swink filed a class action complaint against University of Phoenix and Receivable Management Services Corporation alleging violations of the Telephone Consumer Protection Action (“TPCA”). The complaint, which is captioned Swink v. University of Phoenix et al., 4:13-cv-00461 and which was filed in U.S. District Court for the Eastern District of Missouri, alleges that defendants, in seeking to collect tuition debt, violated the TCPA by using automatic dialing systems to place unsolicited telephone calls to the cellular telephones of plaintiff and other former students. It seeks to recover damages on behalf of plaintiff and other similarly situated individuals. On April 9, 2013, plaintiff voluntarily dismissed her complaint, and we do not believe we have any exposure associated with this matter in the future.
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
In April 2013, University of Phoenix received the HLC peer review team’s report regarding the ongoing accreditation reaffirmation review of the University. Although the peer review team specifically noted in the report that the University is well resourced and innovative and has many strengths, including a high level of relevant student services and technology, the team determined that the University was not in compliance with certain requirements relating to administrative structure and governance and recommended that HLC place the University on probation status. Specifically, the review team concluded that University of Phoenix had insufficient autonomy relative to its parent corporation, Apollo Group, to assure that the University’s board of directors could manage the institution, assure the University’s integrity, exercise its fiduciary responsibilities, and make decisions necessary to achieve the institution’s mission and successful operation. The report also identified various areas of concern that may require future reporting and follow-up activities by the University, but these were not the basis for the team’s probation recommendation. If HLC were to impose the sanction of probation, the University’s accreditation would be reaffirmed for the period of probation, which can last for up to two years, and during this period, the University would be required to disclose its probation status in connection with any statements regarding its HLC accreditation.
On May 6, 2013, the HLC Institutional Actions Council First Committee (“IACFC”) convened a hearing in accordance with applicable HLC procedures to review the peer review team’s report and recommendations. In advance of that hearing, the University submitted evidence regarding various governance changes made by the University and Apollo Group to enhance the autonomy of the University in response to the concerns expressed in the peer review team’s report.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The IACFC’s role is to make a separate and parallel recommendation for action to the HLC Board of Trustees, which will be considered by the Board together with the peer review team’s recommendation. The HLC Board of Trustees makes the final determination, which may be to accept some, all or none of the recommendations of the peer review team and the IACFC.
On May 9, 2013, University of Phoenix received the written hearing report from the IACFC, which recommends that HLC reaffirm the University’s accreditation for a ten-year period and that the University be placed on the lesser sanction of notice status for two years due to concerns cited in the peer review team’s report relating to governance, student assessment and faculty scholarship/research for doctoral programs.
Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. If this sanction is approved by the HLC Board of Trustees as recommended by the IACFC, University of Phoenix would remain accredited and would be required to submit various reports and engage in specified follow up activities during the notice period, which would be expected to last until June 2015. During the period of this sanction, the University would be required to disclose its notice status in connection with any statements regarding its HLC accreditation.
The HLC Board of Trustees is expected to take final action on the University of Phoenix accreditation reaffirmation at its next scheduled meeting on June 27, 2013, and to advise the University as to its decision in a Final Action Letter to be provided in the following weeks. We cannot predict what action will be taken by HLC, which could include imposition of the sanction of notice, the sanction of probation, no sanction, or some other special status.
Also in April 2013, Western International University received the HLC peer review team’s report regarding HLC’s ongoing accreditation reaffirmation review. In the report, the review team made a finding that WIU was not in compliance with certain requirements, including governance, and therefore recommended that HLC place WIU on probation status. WIU subsequently submitted evidence to the IACFC in response to the concerns expressed in the peer review team’s report. WIU received the written hearing report from IACFC in May 2013, which recommends that HLC reaffirm WIU’s accreditation and that WIU be placed on the lesser sanction of notice status due to concerns cited in the peer review team’s report. The HLC Board of Trustees is expected to take final action on the Western International University accreditation reaffirmation at its next scheduled meeting on June 27, 2013, and to advise WIU as to its decision in a Final Action Letter to be provided in the following weeks.
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
State Authorization
Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. University of Phoenix is specifically authorized to operate in all but three of the domestic jurisdictions in which it operates. In California, Hawaii and New Mexico, University of Phoenix has a physical presence and is qualified to operate through June 30, 2013 without specific state regulatory approval due to available state exemptions and annual waivers from the U.S. Department of Education. Each of these states must adopt and/or implement additional statutes or regulations in order for the University and other institutions to remain eligible for Title IV funds in respect of operations within the states.
If such changes are not made by the respective states, University of Phoenix could continue to operate in these states without specific state approval through July 1, 2014 by obtaining further annual waivers. This would require the University to have a supporting letter from each state and file a request for an annual waiver, if required by the Department. The Department has advised us that if University of Phoenix has such supporting letters, no specific approval of the annual waiver from the Department is required. We have obtained or expect to obtain either specific authorization or supporting letters for an annual waiver that will allow University of Phoenix to continue operating in each of the three states. However, if we cannot obtain either specific authorization or an additional annual waiver for the period after June 30, 2013, our business could be adversely impacted, particularly in California, the state in which we conduct the most business by revenue.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 16. Segment Reporting
We operate primarily in the education industry. During the fourth quarter of fiscal year 2012, we revised our segment reporting to maintain consistency with the method management uses to evaluate performance and allocate resources. Accordingly, we have identified four operating segments that are managed in the following reportable segments:

•	University of Phoenix;

•	Apollo Global; and

•	Other.
As a result of the above changes, BPP is no longer an operating segment and we have changed our presentation for all periods presented to reflect our revised segment reporting.
Apollo Global includes BPP, Western International University, UNIACC, ULA and the Apollo Global corporate operations. Other includes IPD, CFFP and corporate activities.
A summary of financial information by reportable segment is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2013	2012	2013	2012
Net revenue
University of Phoenix	$846,450	$1,011,683	$2,542,785	$2,954,064
Apollo Global	87,415	88,346	246,720	244,237
Other	12,909	22,229	46,824	58,539
Net revenue	$946,774	$1,122,258	$2,836,329	$3,256,840
Operating income (loss)(1):
University of Phoenix	$144,279	$241,210	$457,786	$673,990
Apollo Global(2)	6,088	(51)	(29,335)	(37,552)
Other(3)	(18,414)	(19,750)	(35,772)	(49,656)
Total operating income	131,953	221,409	392,679	586,782
Reconciling items:
Interest income	506	160	1,443	881
Interest expense	(1,940)	(2,830)	(6,074)	(6,618)
Other, net	(862)	(402)	811	(44)
Income from continuing operations before income taxes	$129,657	$218,337	$388,859	$581,001
(1) University of Phoenix, Apollo Global and Other include charges associated with our restructuring activities. Refer to Note 3, Restructuring and Other Charges.
(2) The operating loss for Apollo Global for the nine months ended May 31, 2012 includes $16.8 million of goodwill and other intangibles impairment charges.
(3) The operating loss for Other for the nine months ended May 31, 2013 includes $23.2 million of credits resulting from resolution in certain of our legal matters. The loss for the three and nine months ended May 31, 2012 includes a $4.7 million charge related to the Patent Infringement Litigation. Refer to Note 14, Commitments and Contingencies.
A summary of our consolidated assets by reportable segment is as follows:

($ in thousands)	May 31, 2013	August 31, 2012
University of Phoenix	$918,839	$938,104
Apollo Global	360,735	389,509
Other(1)	1,113,380	1,540,709
Total assets	$2,392,954	$2,868,322
(1) The majority of assets included in Other consists of corporate cash and cash equivalents and marketable securities.

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
Overview
Apollo is one of the world’s largest private education providers and has been a provider of education services since 1973. We believe that our success depends on providing high quality educational products and services to students at the right value to maximize the benefits of their educational experience. We offer innovative and distinctive educational programs and services both online and on-campus at the undergraduate, master’s and doctoral levels principally through the following wholly-owned subsidiaries:

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
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
The Higher Learning Commission Accreditation Reaffirmation. In April 2013, University of Phoenix received from The Higher Learning Commission, its institutional accreditor (“HLC”), the HLC peer review team’s report regarding the ongoing accreditation reaffirmation review of the University. In the report, the team determined that the University was not in compliance with certain requirements relating to administrative structure and governance and recommended that HLC place the University on probation status. Specifically, the review team concluded that University of Phoenix had insufficient autonomy relative to its parent corporation, Apollo Group, to assure that the University’s board of directors could manage the institution, assure the University’s integrity, exercise its fiduciary responsibilities, and make decisions necessary to achieve the institution’s mission and successful operation.

In May 2013, the HLC Institutional Actions Council First Committee (“IACFC”) convened a hearing in accordance with applicable HLC procedures to review the peer review team’s report and recommendations. Prior to this hearing, University of Phoenix submitted information regarding changes in its governing structure made in response to the peer review team’s report. Subsequently in May 2013, University of Phoenix received the written hearing report from the IACFC, which recommended that HLC reaffirm the University’s accreditation for a ten-year period and that the University be placed on the lesser sanction of notice status for two years due to concerns cited in the peer review team’s report relating to governance, student assessment and faculty scholarship/research for doctoral programs.
Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC accreditation criteria. During the period of any sanction of notice or probation, the University would be required to disclose its notice or probation status in connection with any statements regarding its HLC accreditation.
The HLC Board of Trustees is expected to take final action on the University of Phoenix accreditation reaffirmation at its next scheduled meeting on June 27, 2013, and to advise the University as to its decision in a Final Action Letter to be provided in the following weeks. The HLC Board of Trustees may accept all, some or none of the recommendation of the peer review team and the IACFC. We cannot predict what action will be taken by HLC, which could include imposition of the sanction of notice, the sanction of probation, no sanction, or some other special status.

As noted above, University of Phoenix made various governance changes in response to the concerns expressed in the peer review team’s report. These changes could increase our operating costs and/or decrease our managerial flexibility to address the rapidly evolving postsecondary education market. Moreover, we believe that imposition of the sanction of probation would adversely impact the reputation of University of Phoenix and its ability to attract and retain students, faculty and employees, and could materially and adversely impact our business. We believe that imposition of the sanction of notice could have similar, although less prominent, consequences for the University and our business. For further discussion of the accreditation reaffirmation and the possible consequences to our business, see the risk factor related to the draft review report in Part II, Item 1A, Risk Factors, of this report.
Also in April 2013, Western International University received the HLC peer review team’s report regarding HLC’s ongoing accreditation reaffirmation review. In the report, the review team made a finding that WIU was not in compliance with certain requirements, including governance, and therefore recommended that HLC place WIU on probation status. WIU subsequently submitted evidence to the IACFC in response to the concerns expressed in the peer review team’s report. WIU received the written hearing report from IACFC in May 2013, which recommended that HLC reaffirm WIU’s accreditation and that WIU be placed on the lesser sanction of notice status due to concerns cited in the peer review team’s report. The HLC Board of Trustees is expected to take final action on the WIU accreditation reaffirmation at its next scheduled meeting on June 27, 2013, and to advise WIU as to its decision in a Final Action Letter to be provided in the following weeks.

•
Rapidly Evolving and Highly Competitive Education Industry. The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and other factors that challenge many of the core principles underlying the industry. Related to this, a substantial proportion of traditional colleges and universities and community colleges now offer some form of distance learning or online education programs, including programs geared towards the needs of working learners. As a result, we face increased competition for students, including from colleges with well-established brand names. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, offered by both proprietary and not-for-profit providers. These include massive open online courses (so-called MOOCs) offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services, which some educational institutions are now considering for credit. We must adapt our business to meet these rapidly evolving developments. We are working to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at the right value. Certain of our initiatives under consideration, including those described below, could adversely impact our operating results, especially in the short-term.

•
Education to Careers Value Proposition. We believe it is critical that we demonstrate a compelling and cost-effective relationship between our educational offerings and improvement in our graduates’ prospects for employment in their field of choice or advancement within their existing careers. This is our key value proposition to prospective students. We are actively evaluating all elements of our academic and student services delivery models for reengineering to enhance our value proposition and to increase the competitiveness of our educational products.

•
Student Retention. We are focused on improving student persistence by more effectively identifying those students who can succeed in our educational programs and for whom our programs and services provide compelling value. Among other things, we are evaluating and working to improve our on-boarding processes, our new student support systems and delivery of our initial course offerings to more effectively help students transition to and thrive in our academic environment.

•
Business Process Reengineering. Beginning in fiscal year 2011 and continuing through the third quarter of fiscal year 2013, we initiated a series of activities to reengineer business processes and refine our educational delivery structure. We have incurred $192.9 million of cumulative restructuring and other charges associated with these activities, including the following initiatives during fiscal year 2013:

•
Realignment of the University of Phoenix ground locations throughout the U.S., including the closing of 115 locations, with students directly impacted by the plan being offered support to continue their education either online, through alternative on-ground arrangements or, in limited cases, at existing University of Phoenix locations. We incurred $100.5 million of expense associated with this realignment during the first nine months of fiscal year 2013 for lease obligation charges and accelerated depreciation for fixed assets at the locations the University has not yet closed.

•
Workforce reductions consisting of approximately 1,000 positions due in part to University of Phoenix’s ground location realignment. We eliminated the majority of these positions during the nine months ended May 31, 2013 and incurred $24.2 million of severance and other employee separation costs. The remaining positions that have not yet been eliminated are principally located at facilities included in the University’s realignment plan that have not yet closed.

Some of the locations in University of Phoenix’s ground location realignment require regulatory approval to close. The University will continue to close the remaining locations and eliminate related positions included in the plan as regulatory approvals are obtained, which will continue into fiscal year 2014. We expect to incur approximately $75 million of additional charges, principally for lease exit and other related costs, as the University closes the respective facilities.
Our restructuring activities are expected to favorably impact annual operating expenses by at least $400 million when compared to fiscal year 2012. We expect to realize at least $300 million of these annual savings in fiscal year 2013, and the full $400 million in annual savings beginning in fiscal year 2014.

•
Other Regulatory Matters. The following summarizes significant regulatory matters applicable to our business in addition to the HLC accreditation reaffirmation discussed above. For a more detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1, Business, and Item 1A, Risk Factors, in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 22, 2012.

•
U.S. Congressional Activity and Financial Aid Funding. In recent years, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education and we expect this focus to continue. Various Congressional hearings and roundtable discussions have been held, beginning in June 2010, by the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) and other Congressional members and committees regarding various aspects of the education industry, including the role played by the regional accrediting bodies. We have voluntarily provided substantial amounts of information about our business at the request of the HELP Committee, and we intend to continue being responsive to Congress in this regard. In July 2012, the HELP Committee majority staff issued their final report which was unfavorable to proprietary institutions and included a number of recommendations to be considered by Congress in connection with the required reauthorization of the federal Higher Education Act in 2013. We expect that additional Congressional hearings and roundtable discussions will be held regarding various aspects of the education industry in connection with the upcoming Higher Education Act reauthorization. Over the past two years, a number of proposed bills and amendments have been introduced in the Senate and House of Representatives that if adopted, would adversely affect our business. We expect that a number of these prior legislative and other proposals will be considered in connection with the upcoming Higher Education Act reauthorization. We cannot predict the degree to which the Higher Education Act reauthorization or any other legislative proposals may affect the proprietary education sector generally or our business in particular. As Congress addresses the historic U.S. budget deficit, financial aid programs are a potential target for reduction. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income.

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

•
Rulemaking Initiative. Negotiated rulemaking public hearings were held by the U.S. Department of Education in May and June 2013. Topics included cash management of Title IV program funds, state authorization for programs offered through distance education or correspondence education, and gainful employment, among others. The negotiated rulemaking process is expected to produce new regulations which will be published this fall and may be effective as soon as July 1, 2014. More information can be found at

http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/index.html.

•
State Authorization. Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. University of Phoenix is specifically authorized to operate in all but three of the domestic jurisdictions in which it operates. In California, Hawaii and New Mexico, University of Phoenix has a physical presence and is qualified to operate through June 30, 2013 without specific state regulatory approval due to available state exemptions and annual waivers from the U.S. Department of Education. Each of these states must adopt and/or implement additional statutes or regulations in order for the University and other institutions to remain eligible for Title IV funds in respect of operations within the states.
If such changes are not made by the respective states, University of Phoenix could continue to operate in these states without specific state approval through July 1, 2014 by obtaining further annual waivers. This would require the University to have a supporting letter from each state and file a request for an annual waiver, if required by the Department. The Department has advised us that if University of Phoenix has such supporting letters, no specific approval of the annual waiver from the Department is required. We have obtained or expect to obtain either specific authorization or supporting letters for an annual waiver that will allow University of Phoenix to continue operating in each of the three states. However, if we cannot obtain either specific authorization or an additional annual waiver for the period after June 30, 2013, our business could be adversely impacted, particularly in California, the state in which we conduct the most business by revenue.

•
Program Participation Agreement. University of Phoenix’s Title IV Program Participation Agreement expired December 31, 2012. The University has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis until the Department completes its review. However, we cannot predict whether, or to what extent, the possible imposition of a notice sanction or probation sanction by The Higher Learning Commission might have on this process.

•
Increased Attention to Issues Surrounding Marketing. At both the state and federal level, there are a growing number of efforts to evaluate and restrict the manner in which educational institutions market their services to potential students. For example, several state Attorneys General recently reached a settlement with a third-party lead generation provider relating to alleged misleading marketing practices. In addition, various members of Congress have commented publicly about allegedly deceptive marketing practices by some for-profit educational institutions based on review of the materials released by Senator Tom Harkin, and in September 2012, a group of Senators and Representatives sent a letter to the Federal Trade Commission encouraging the Commission to evaluate these practices. Other members of Congress have introduced legislation to limit the use of federal funds for marketing purposes. Action by Congress or the Department of Education to address these marketing issues could limit and potentially constrain our choices of marketing plans and limit their effectiveness.

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

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, only the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution’s three-year cohort default rates exceed 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. The 2009 three-year cohort default rate for University of Phoenix was 26.4%, and the draft 2010 three-year cohort default rate, which will be finalized in September 2013, was 26.1%. Based on currently available information, we expect that the University’s 2011 three-year cohort default rate will be lower than the 2010 rate.
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

•
Expansion into New Markets. We intend to continue pursuing opportunities to utilize our core expertise and organizational capabilities, both domestically and internationally. In particular, we are actively pursuing quality opportunities to acquire or develop institutions of higher learning through Apollo Global and to provide educational services to other higher education institutions. To date, Apollo Global has acquired educational institutions in the United Kingdom, Mexico and Chile, and has also established a joint venture to develop and provide educational services and programs in India. The integration and operation of acquired businesses in foreign jurisdictions entails substantial regulatory, market and execution risks and such acquisitions may not be accretive for an extended period of time, if at all, depending on the circumstances.

For a more detailed discussion of trends, risks and uncertainties, refer to our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 22, 2012.
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

2.	Board of Directors Changes. We have experienced the following changes on our Board of Directors during fiscal year 2013:

•	Dr. John Sperling, our founder and Executive Chairman, announced his retirement as Executive Chairman and a director effective December 31, 2012;

•	Our Board of Directors elected Peter Sperling, formerly Vice Chairman of the Board of Directors, to succeed Dr. John Sperling as Chairman of our Board of Directors, effective December 31, 2012;

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

4.
Western International University. In June 2013, WIU announced a shift in its pricing structure along with a new course delivery method designed to provide students with a more manageable and affordable higher education solution. We believe this shift will improve the student experience and further differentiate WIU.

Critical Accounting Policies and Estimates
For a detailed discussion of our critical accounting policies and estimates, refer to our 2012 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements, for recent accounting pronouncements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three and nine months ended May 31, 2013 compared to the three and nine months ended May 31, 2012.
As discussed in the Overview of this MD&A, we believe University of Phoenix enrollment has been adversely impacted by the rapidly evolving changes and increasing competition in higher education, and by some of our initiatives to enhance the student experience and outcomes we have implemented in recent years.
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

	Three Months Ended May 31,				Nine Months Ended May 31,
	2013	2012	% of Net Revenue		2013	2012	% of Net Revenue
($ in thousands)			2013	2012			2013	2012
Net revenue	$946,774	$1,122,258	100.0%	100.0%	$2,836,329	$3,256,840	100.0%	100.0%
Costs and expenses:
Instructional and student advisory	393,387	466,117	41.5%	41.5%	1,209,239	1,345,005	42.6%	41.3%
Marketing	156,918	158,583	16.6%	14.1%	493,104	483,120	17.4%	14.8%
Admissions advisory	65,078	95,290	6.9%	8.5%	204,618	298,083	7.2%	9.2%
General and administrative	82,717	88,085	8.7%	7.9%	237,474	251,978	8.4%	7.7%
Depreciation and amortization	38,360	45,042	4.1%	4.0%	123,554	133,063	4.4%	4.1%
Provision for uncollectible accounts receivable	15,258	35,430	1.6%	3.2%	67,566	108,009	2.4%	3.3%
Restructuring and other charges	63,103	7,577	6.7%	0.7%	131,295	29,287	4.6%	0.9%
Litigation charge (credit)	—	4,725	—%	0.4%	(23,200)	4,725	(0.8)%	0.2%
Goodwill and other intangibles impairment	—	—	—%	—%	—	16,788	—%	0.5%
Total costs and expenses	814,821	900,849	86.1%	80.3%	2,443,650	2,670,058	86.2%	82.0%
Operating income	131,953	221,409	13.9%	19.7%	392,679	586,782	13.8%	18.0%
Interest income	506	160	0.1%	—%	1,443	881	0.1%	—%
Interest expense	(1,940)	(2,830)	(0.2)%	(0.2)%	(6,074)	(6,618)	(0.2)%	(0.2)%
Other, net	(862)	(402)	(0.1)%	—%	811	(44)	—%	—%
Income from continuing operations before income taxes	129,657	218,337	13.7%	19.5%	388,859	581,001	13.7%	17.8%
Provision for income taxes	(49,487)	(87,059)	(5.2)%	(7.8)%	(161,290)	(245,346)	(5.7)%	(7.5)%
Income from continuing operations	80,170	131,278	8.5%	11.7%	227,569	335,655	8.0%	10.3%
Income from discontinued operations, net of tax	—	3,104	—%	0.3%	—	7,182	—%	0.2%
Net income	80,170	134,382	8.5%	12.0%	227,569	342,837	8.0%	10.5%
Net (income) loss attributable to noncontrolling interests	(217)	(348)	(0.1)%	(0.1)%	(594)	4,393	—%	0.2%
Net income attributable to Apollo	$79,953	$134,034	8.4%	11.9%	$226,975	$347,230	8.0%	10.7%
Net Revenue
Our net revenue decreased $175.5 million and $420.5 million, or 15.6% and 12.9%, in the three and nine months ended May 31, 2013, respectively, compared to the prior year periods. The decreases were primarily attributable to net revenue declines at University of Phoenix of 16.3% and 13.9% during the respective periods principally due to lower enrollment. Refer to further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory decreased $72.7 million and $135.8 million, or 15.6% and 10.1%, in the three and nine months ended May 31, 2013, respectively, compared to the prior year periods. As a percentage of net revenue, the expense was flat during the three month period and increased 130 basis points during the nine month period compared to the prior year. The decreases in expense were primarily due to reductions in costs associated with lower enrollment, and lower costs including rent and compensation attributable to our restructuring activities. Refer to Restructuring and Other Charges below.
For the nine months ended May 31, 2013, the decrease was partially offset by the assessment of approximately $11 million of foreign indirect taxes in the first quarter of fiscal year 2013 associated with certain instructional materials.

Marketing
Marketing decreased $1.7 million, or 1.0%, and increased $10 million, or 2.1%, in the three and nine months ended May 31, 2013, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 250 and 260 basis points, respectively. The decrease in expense during the three months ended May 31, 2013 was principally attributable to lower advertising costs associated with reduced use of third-party operated Internet sites.
For the nine months ended May 31, 2013, the increase in expense was principally attributable to higher advertising costs primarily resulting from investment in non-Internet branding. This was partially offset by reduced use of third-party operated Internet sites.
Admissions Advisory
Admissions advisory decreased $30.2 million and $93.5 million, or 31.7% and 31.4%, in the three and nine months ended May 31, 2013, respectively, compared to the prior year periods. This represented decreases as a percentage of net revenue of 160 and 200 basis points, respectively. The decreases in expense were principally attributable to a decline in admissions advisory headcount due in part to our restructuring activities. Refer to Restructuring and Other Charges below.
General and Administrative
General and administrative decreased $5.4 million and $14.5 million, or 6.1% and 5.8%, in the three and nine months ended May 31, 2013, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 80 and 70 basis points, respectively. The decreases in expense were principally attributable to lower share-based compensation expense. For the nine months ended May 31, 2013, the decrease was partially offset by a $5.0 million retirement bonus in the second quarter of fiscal year 2013.
Depreciation and Amortization
Depreciation and amortization decreased $6.7 million and $9.5 million, or 14.8% and 7.1%, in the three and nine months ended May 31, 2013, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 10 and 30 basis points, respectively. The decrease in expense was principally attributable to lower depreciation due in part to the decline in depreciable assets resulting from our restructuring activities. Refer to Restructuring and Other Charges below. The decrease was also due to lower intangibles amortization.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $20.2 million and $40.4 million, or 56.9% and 37.4%, in the three and nine months ended May 31, 2013, respectively, compared to the prior year periods. This represented decreases as a percentage of net revenue of 160 and 90 basis points, respectively. This decline was primarily due to a reduction in our gross accounts receivable from ongoing process improvements and lower enrollment. The decreases were also due to a lower proportion of our receivables attributable to students enrolled in associate’s degree programs, which generally have lower collection rates than bachelor’s and graduate level programs.
Restructuring and Other Charges
We have initiated a series of activities to reengineer business processes and refine our educational delivery structure. We have also been evaluating various initiatives to adapt our business to the rapidly evolving changes and increasing competition in higher education. The following details the charges incurred for the three and nine months ended May 31, 2013 and 2012, and the cumulative costs associated with these activities, all of which are included in restructuring and other charges on our Condensed Consolidated Statements of Income:

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2013	2012	2013	2012
Lease and related costs, net	$55,737	$535	$100,489	$22,245	$135,537
Severance and other employee separation costs	5,084	2,681	24,244	2,681	40,977
Other restructuring related costs	2,282	4,361	6,562	4,361	16,389
Restructuring and other charges	$63,103	$7,577	$131,295	$29,287	$192,903

The following summarizes the above restructuring and other charges in our segment reporting:

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2013	2012	2013	2012
University of Phoenix	$56,777	$535	$112,118	$22,245	$155,033
Apollo Global	1,527	2,681	4,942	2,681	10,860
Other	4,799	4,361	14,235	4,361	27,010
Restructuring and other charges	$63,103	$7,577	$131,295	$29,287	$192,903

•
Lease and related costs, net – As part of our business processes reengineering, University of Phoenix initiated a plan to realign its ground locations throughout the U.S. during fiscal year 2013. This plan includes closing 115 locations with students directly impacted by the plan being offered support to continue their education either online, through alternative on-ground arrangements or, in limited cases, at existing University of Phoenix locations. Following the finalization and approval of this plan, we performed a recoverability analysis for the fixed assets at the designated facilities the University had not yet closed. We performed this analysis by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on our analysis, we recorded an insignificant impairment charge during the first quarter of fiscal year 2013. We also revised the useful lives of the fixed assets at each of the designated facilities the University had not yet closed through the expected closure dates resulting in $41.6 million of accelerated depreciation during the nine months ended May 31, 2013.

As of May 31, 2013, University of Phoenix has closed nearly half of the locations included in the plan, all of which will no longer provide a future economic benefit to the University. The leases associated with these locations were classified as operating leases and we recorded initial aggregate charges of $57.6 million on the respective cease-use dates representing the fair value of our future contractual lease obligations. We measured the lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.

•
Severance and other employee separation costs – During fiscal year 2013, we also initiated workforce reductions consisting of approximately 1,000 positions due in part to University of Phoenix’s ground location realignment. We eliminated the majority of these positions during the nine months ended May 31, 2013 and incurred $24.2 million of severance and other employee separation costs. These costs are included in the reportable segments in which the respective eliminated personnel were employed. The remaining positions that have not yet been eliminated are principally located at facilities included in the University’s realignment plan that have not yet closed.

•
Other – We incurred $6.6 million of costs during the nine months ended May 31, 2013 principally attributable to services from a consulting firm associated with our restructuring initiatives. The majority of these costs are included in “Other” in our segment reporting because the respective services pertain to all areas of our business.

Some of the locations in University of Phoenix’s ground location realignment require regulatory approval to close. The University will continue to close the remaining locations and eliminate related positions included in the plan as regulatory approvals are obtained, which will continue into fiscal year 2014. We expect to incur approximately $75 million of additional charges, principally for lease exit and other related costs, as the University closes the respective facilities.
Our restructuring activities are expected to favorably impact annual operating expenses by at least $400 million when compared to fiscal year 2012. We expect to realize at least $300 million of these annual savings in fiscal year 2013, and the full $400 million in annual savings beginning in fiscal year 2014.
Litigation Charge (Credit)
We recorded $23.2 million of credits in the nine months ended May 31, 2013 resulting from resolution in certain of our legal matters. Refer to Note 14, Commitments and Contingencies, in Item 1, Financial Statements. During the third quarter of fiscal year 2012, we recorded a $4.7 million charge reflecting a rejected settlement offer we made in connection with the Patent Infringement Litigation and estimated future legal costs.

Goodwill and Other Intangibles Impairment
During the nine months ended May 31, 2012, we recorded impairment charges of UNIACC’s goodwill and other intangibles of $11.9 million and $4.9 million, respectively.
Provision for Income Taxes
Our effective income tax rate for continuing operations was 38.2% and 39.9% for the three months ended May 31, 2013 and 2012, respectively. The decrease was principally attributable to recognizing approximately $3 million of previously unrecognized tax benefits in the third quarter of fiscal year 2013 due to the lapse of the applicable statute of limitations.
Our effective income tax rate for continuing operations was 41.5% and 42.2% for the nine months ended May 31, 2013 and 2012, respectively. The decrease was principally attributable to the nondeductible UNIACC goodwill and other intangibles impairment recorded in the first quarter of fiscal year 2012 and the tax benefits recognized in the third quarter discussed above. This was partially offset by an increase in our foreign losses for which we cannot take a tax benefit.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, in the three and nine months ended May 31, 2012 represents the operating results from Mander Portman Woodward, which we sold in the fourth quarter of fiscal year 2012. Refer to Note 4, Discontinued Operations, in Item 1, Financial Statements.
Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the three and nine months ended May 31, 2013 and 2012:

	Three Months Ended May 31,				Nine Months Ended May 31,
($ in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net revenue
University of Phoenix	$846,450	$1,011,683	$(165,233)	(16.3)%	$2,542,785	$2,954,064	$(411,279)	(13.9)%
Apollo Global	87,415	88,346	(931)	(1.1)%	246,720	244,237	2,483	1.0%
Other	12,909	22,229	(9,320)	(41.9)%	46,824	58,539	(11,715)	(20.0)%
Total net revenue	$946,774	$1,122,258	$(175,484)	(15.6)%	$2,836,329	$3,256,840	$(420,511)	(12.9)%
Operating income (loss)
University of Phoenix	$144,279	$241,210	$(96,931)	(40.2)%	$457,786	$673,990	$(216,204)	(32.1)%
Apollo Global	6,088	(51)	6,139	*	(29,335)	(37,552)	8,217	21.9%
Other	(18,414)	(19,750)	1,336	6.8%	(35,772)	(49,656)	13,884	28.0%
Total operating income	$131,953	$221,409	$(89,456)	(40.4)%	$392,679	$586,782	$(194,103)	(33.1)%
* not meaningful
University of Phoenix
Our University of Phoenix segment’s net revenue decreased $165.2 million and $411.3 million, or 16.3% and 13.9%, during the three and nine months ended May 31, 2013, respectively, compared to the prior year periods. The decreases were principally attributable to lower enrollment. During fiscal year 2013, we increased our use of targeted discounts and grants, which also reduced net revenue compared to the prior year. The revenue decline was partially offset by selective tuition price and other fee increases implemented in July 2012 that were generally in the range of 3-5%, and a favorable shift in enrollment mix toward higher degree-level programs, which generally provide higher net revenue per student. Future net revenue will be impacted by tuition price and other fee changes, along with changes in enrollment and student mix within programs and degree levels, and discounts.
Although University of Phoenix has historically announced tuition and other fee changes in July, the University does not expect to increase tuition prices in the fourth quarter of fiscal year 2013.

The following details University of Phoenix enrollment for the three and nine months ended May 31, 2013 and 2012:

	Degreed Enrollment(1)			New Degreed Enrollment(2)			Average Degreed Enrollment			Aggregate New Degreed Enrollment(5)
(Rounded to nearest hundred)	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	Q3 ’13	Q3 ’12	% Change	Q3 ’13	Q3 ’12	% Change	Q3 ’13(3)	Q3 ’12(4)	% Change	Q3 ’13	Q3 ’12	% Change
Associate’s	84,300	112,100	(24.8)%	15,800	21,400	(26.2)%	94,000	124,200	(24.3)%	53,600	67,700	(20.8)%
Bachelor’s	154,100	178,300	(13.6)%	16,400	22,100	(25.8)%	163,600	180,800	(9.5)%	55,600	70,200	(20.8)%
Master’s	42,900	48,900	(12.3)%	6,200	7,400	(16.2)%	45,000	51,700	(13.0)%	20,900	23,800	(12.2)%
Doctoral	6,200	7,000	(11.4)%	500	600	(16.7)%	6,500	7,300	(11.0)%	1,800	2,200	(18.2)%
Total	287,500	346,300	(17.0)%	38,900	51,500	(24.5)%	309,100	364,000	(15.1)%	131,900	163,900	(19.5)%
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
(3) Represents the average of Degreed Enrollment for the quarters ended August 31, 2012, November 30, 2012, February 28, 2013, and May 31, 2013.
(4) Represents the average of Degreed Enrollment for the quarters ended August 31, 2011, November 30, 2011, February 29, 2012, and May 31, 2012.
(5) Aggregate New Degreed Enrollment represents the sum of the first, second, and third quarters New Degreed Enrollment in the respective fiscal years.
University of Phoenix Average Degreed Enrollment decreased 15.1% in the nine months ended May 31, 2013 compared to the prior year period. We believe our enrollment has been adversely impacted by the rapidly evolving changes and increasing competition in higher education, and by some of our initiatives to enhance the student experience and outcomes we have implemented in recent years.
Our University of Phoenix segment’s operating income decreased $96.9 million and $216.2 million, or 40.2% and 32.1%, during the three and nine months ended May 31, 2013, respectively, compared to the prior year periods. The decreases were principally attributable to lower net revenue, increases in restructuring charges, and, for the nine month period, higher advertising costs primarily resulting from investment in non-Internet branding. These factors were partially offset by decreases in faculty and curriculum costs associated with lower enrollment, decreases in bad debt expense, and lower rent, compensation and other costs resulting from our restructuring activities.
Apollo Global
Apollo Global net revenue was essentially flat in the three months ended May 31, 2013 compared to the prior year. During the nine months ended May 31, 2013, Apollo Global net revenue increased $2.5 million primarily due to higher enrollment at ULA.
Apollo Global operating income increased $6.1 million in the three months ended May 31, 2013 compared to the prior year. The increase was principally attributable to reduced operating expenses resulting from our restructuring activities. Refer to Restructuring and Other Charges above.
For the nine months ended May 31, 2013, Apollo Global’s operating loss decreased $8.2 million primarily due to UNIACC’s $16.8 million goodwill and other intangibles impairment charge in the first quarter of fiscal year 2012 and reduced operating expenses resulting from our restructuring activities. This was partially offset by the assessment of approximately $11 million of foreign indirect taxes in the first quarter of fiscal year 2013 associated with certain instructional materials.

Other
Other net revenue decreased $9.3 million and $11.7 million during the three and nine months ended May 31, 2013, respectively, compared to the prior year periods. The decreases were principally attributable to revenue declines at IPD.
The decreased operating loss in the nine months ended May 31, 2013 was principally attributable to the litigation credits discussed above, which were partially offset by higher restructuring charges and a $5.0 million retirement bonus in the second quarter of fiscal year 2013.
Liquidity, Capital Resources and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in the continued enhancement of our student offerings, including information technology initiatives, investments in opportunities that leverage our core expertise through acquisitions or other service offerings, and share repurchases.
Although we currently have substantial available liquidity, our ability to access the credit markets and other sources of liquidity may be adversely affected if we experience regulatory compliance challenges, reduced availability of Title IV funding or other funding sources, or other adverse effects on our business from regulatory or legislative changes.
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic subsidiaries and placed with high-credit-quality financial institutions. The following provides a summary of our cash and cash equivalents, restricted cash and cash equivalents and marketable securities at May 31, 2013 and August 31, 2012:

			% of Total Assets at
($ in thousands)	May 31, 2013	August 31, 2012	May 31, 2013	August 31, 2012	% Change
Cash and cash equivalents	$776,739	$1,276,375	32.5%	44.5%	(39.1)%
Restricted cash and cash equivalents	319,081	318,334	13.3%	11.1%	0.2%
Marketable securities	114,317	—	4.8%	—%	*
Total	$1,210,137	$1,594,709	50.6%	55.6%	(24.1)%
* not meaningful
Cash and cash equivalents (excluding restricted cash) decreased $499.6 million primarily due to $633.5 million used for payments on borrowings, $130.2 million used for the purchase of marketable securities, $96.7 million for capital expenditures and $42.5 million used for the purchase of noncontrolling interests. These items were partially offset by $390.4 million of cash provided by operations.
We measure our money market funds included in cash and restricted cash equivalents at fair value. At May 31, 2013, we had money market funds of $893.8 million. The money market funds were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. We did not record any material adjustments to reflect these instruments at fair value.
As of May 31, 2013, our current marketable securities includes $71.6 million of tax-exempt municipal bonds and $27.7 million of corporate bonds. The remaining amount principally consists of commercial paper and certificates of deposit. These investments have original maturities greater than three months, but less than one year. They are reported at amortized cost, which approximates fair value due to the short-term nature of the investments.
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
We borrowed $615.0 million and had approximately $8 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2012. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2013. As of May 31, 2013, we have $13.4 million of outstanding letters of credit under the Revolving Credit Facility.

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
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at May 31, 2013.
Other – As of May 31, 2013 and August 31, 2012, Other principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at May 31, 2013 and August 31, 2012 was 5.8% and 5.7%, respectively.
During the second quarter of fiscal year 2013, we terminated our £39.0 million secured credit agreement at BPP.
Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2013	2012
Net income	$227,569	$342,837
Non-cash items	220,743	339,118
Changes in assets and liabilities, excluding the impact of acquisition and disposition	(57,959)	(266,180)
Net cash provided by operating activities	$390,353	$415,775
Nine Months Ended May 31, 2013 – Our non-cash items primarily consisted of $123.6 million of depreciation and amortization, a $67.6 million provision for uncollectible accounts receivable, $41.6 million of restructuring accelerated depreciation, and $39.9 million of share-based compensation. These items were partially offset by a $23.2 million credit resulting from resolution in certain of our legal matters and $21.2 million of deferred income taxes.
The changes in assets and liabilities primarily consisted of a $70.8 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable, and a $28.7 million decrease in deferred revenue principally attributable to the enrollment decline at University of Phoenix. This was partially offset by a $41.2 million increase in income taxes payable principally attributable to the timing of our quarterly tax payments and a $23.0 million increase in accrued and other liabilities principally attributable to an increase in our restructuring liability.
Nine Months Ended May 31, 2012 – Our non-cash items primarily consisted of $133.4 million of depreciation and amortization, a $108.0 million provision for uncollectible accounts receivable, $59.4 million of share-based compensation, $16.8 million of goodwill and other intangibles impairments, and $31.4 million of deferred income taxes. The changes in assets and liabilities primarily consisted of the following:

•
a $123.6 million decrease in accrued and other liabilities principally attributable to our payment to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago), which was partially offset by an increase in our restructuring liability;

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
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of May 31, 2013, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 20 days as compared to 22 days as of August 31, 2012 and 20 days as of May 31, 2012.

Investing Activities
The following provides a summary of our investing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2013	2012
Purchase of marketable securities	$(130,207)	$—
Capital expenditures	(96,735)	(85,702)
Maturities of marketable securities	15,890	—
Acquisition, net of cash acquired	—	(73,736)
Other	(1,500)	1,591
Net cash used in investing activities	$(212,552)	$(157,847)
Nine Months Ended May 31, 2013 – Cash used in investing activities primarily consisted of a $130.2 million used for marketable securities purchases and $96.7 million used for capital expenditures.
Nine Months Ended May 31, 2012 – Cash used in investing activities primarily consisted of $85.7 million used for capital expenditures and $73.7 million used to acquire Carnegie Learning.
Financing Activities
The following provides a summary of our financing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2013	2012
Payments on borrowings, net	$(631,274)	$(506,012)
Purchase of noncontrolling interest	(42,500)	—
Apollo Group Class A common stock purchased for treasury	(5,696)	(731,772)
Other	3,007	11,658
Net cash used in financing activities	$(676,463)	$(1,226,126)
Nine Months Ended May 31, 2013 – Cash used in financing activities primarily consisted of $631.3 million used for net payments on borrowings, and $42.5 million used for the purchase of the noncontrolling ownership interest in Apollo Global.
Nine Months Ended May 31, 2012 – Cash used in financing activities primarily consisted of $731.8 million used for share repurchases and $506.0 million used for net payments on borrowings.
Contractual Obligations and Other Commercial Commitments
During the nine months ended May 31, 2013, we repaid the entire amount borrowed on our Revolving Credit Facility of $615.0 million. There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2012 through May 31, 2013. Information regarding our contractual obligations and other commercial commitments is provided in our 2012 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended May 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
University of Phoenix may be placed on probation or notice status by The Higher Learning Commission in connection with the reaffirmation of the University’s accreditation, which could materially impact the University’s enrollment and therefore harm our business.
On February 22, 2013, University of Phoenix received from The Higher Learning Commission, (“HLC”), the HLC peer review team’s draft report regarding the ongoing accreditation reaffirmation review of the University. HLC is the University’s primary institutional accrediting body. In the draft report, the peer review team determined that the University was not in compliance with Criterion One of the Criteria for Accreditation, Core Component 1d, and certain of the related Minimum Expectations, all of which relate to the University’s administrative structure and governance. Based on these alleged administrative and governance deficiencies, the team recommended that HLC place the University on probation status. Specifically, the review team concluded that University of Phoenix had insufficient autonomy relative to its parent corporation and sole shareholder, Apollo Group, to assure that its board of directors can manage the institution, assure the University’s integrity, exercise the board’s fiduciary responsibilities, and make decisions necessary to achieve the institution’s mission and successful operation.
In addition to the probation recommendation based on the perceived insufficient autonomy of University of Phoenix, the draft report also identified various other areas of concern in respect of which the team recommended future reporting and follow-up activities by the University, but which were not the basis for the team’s probation recommendation. These areas include:

•	retention and graduation rates;

•	sufficiency of Ph.D program faculty research activity;

•	reliance on federal student financial aid;

•	assessment of student learning; and

•	documentation of credit hour policies and practices with regard to learning outcomes of learning teams.
If HLC elects to impose probation, the draft report recommends a probationary period through the Fall of 2014, with the requirement that University of Phoenix submit a probation report at that time demonstrating that the specified matters have been ameliorated. In addition, the draft report also recommends that University of Phoenix be required to submit a report within three months of any imposition of probation delineating the manner in which the University will achieve compliance with the specified conditions.
Probation is a publicly disclosed sanction for noncompliance by HLC. Probation status means that HLC has found conditions that make an institution no longer in compliance with one or more of HLC’s Criteria for Accreditation. An institution that is placed on probation remains in that status for the period specified by the HLC Board of Trustees, which may be up to two years. Prior to the end of the period of probation, the institution must participate in another comprehensive evaluation visit to assess whether the specific conditions that led to the probation have been ameliorated and to establish that the institution remains in compliance with all other requirements of the Criteria for Accreditation. If the HLC Board of Trustees were to impose the sanction of probation on University of Phoenix, the Board would also reaffirm the accreditation of the University for the period of probation. During the probationary period, the University would be required to disclose its probation status in connection with any statements regarding its HLC accreditation.

University of Phoenix subsequently submitted its response regarding factual errors in the draft report, following which the peer review team issued its final report, which was unchanged in all material respects from the draft report, including the probation recommendation.
On May 6, 2013, the HLC Institutional Actions Council First Committee (“IACFC”) convened a hearing in accordance with applicable HLC procedures to review the peer review team’s report and recommendations. In advance of that hearing, HLC invited University of Phoenix to submit to the IACFC new and updated information addressing any deficiencies cited in the team report, which the University did. In particular, the University submitted evidence regarding various governance changes made by the University and Apollo Group to enhance the autonomy of the University in response to the concerns expressed in the peer review team’s report.
The IACFC’s role is to make a separate and parallel recommendation for action to the HLC Board of Trustees, which will be considered by the Board together with the peer review team’s recommendation. The HLC Board of Trustees makes the final determination, which may be to accept some, all or none of the recommendations of the peer review team and the IACFC.
On May 9, 2013, University of Phoenix received the written hearing report from the IACFC, which found that, following the recent changes in administrative structure and governance, the University was in compliance with the HLC’s governance criteria. The IACFC recommended that HLC reaffirm the University’s accreditation for a ten-year period and that the University be placed on the lesser sanction of notice status for two years due to concerns cited in the peer review team’s report relating to governance, student assessment and faculty scholarship/research for doctoral programs.
Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. If this sanction is approved by the HLC Board of Trustees as recommended by the IACFC, University of Phoenix would remain accredited and would be required to submit various reports and engage in specified follow up activities during the notice period, which would be expected to last until June 2015. During the period of this sanction, the University would be required to disclose its notice status in connection with any statements regarding its HLC accreditation.
The HLC Board of Trustees is expected to take final action on University of Phoenix’s accreditation reaffirmation at its next scheduled meeting on June 27, 2013, and to advise the University as to its decision in a Final Action Letter to be provided in the following weeks. We cannot predict what action will be taken by HLC, which could include imposition of the sanction of notice, the sanction of probation, no sanction, or some other special status.
We believe that imposition of the sanction of probation would adversely impact the reputation of University of Phoenix and its ability to attract and retain students, faculty and employees, and could materially and adversely impact our business, financial condition, results of operations and cash flows. We believe that imposition of the sanction of notice could have similar, although less prominent, consequences for the University and our business. In addition, the changes made by University of Phoenix to its corporate governance and administrative structure could increase our operating costs and/or decrease our managerial flexibility to address the rapidly evolving and challenging post-secondary education market. Furthermore, if imposed by HLC, the sanction of probation could adversely impact or delay University of Phoenix’s pending recertification by the U.S. Department of Education for participation in Title IV programs, impact various programmatic accreditations and impact the University’s authority to operate in various states.
Continued institutional accreditation is critical to University of Phoenix’s business. If the University should lose its institutional accreditation, our business would be substantially impaired and we would not be able to continue our business as it is presently conducted. See the discussion of this and related risks under Risk Factors in our 2012 Form 10-K filed with the Securities and Exchange Commission on October 22, 2012.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. During the third quarter of fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million. There is no expiration date on the repurchase authorizations and repurchases, if any, will be made at management’s discretion. We did not repurchase shares of our Apollo Group Class A common stock during the three months ended May 31, 2013.

The following details changes in our treasury stock during the three months ended May 31, 2013:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase
Treasury stock as of February 28, 2013	75,874	$50.87	75,874	$—
New authorizations	—	—	—	250,000
Shares repurchased	—	—	—	—
Shares reissued	(88)	50.87	(88)	—
Treasury stock as of March 31, 2013	75,786	$50.87	75,786	$250,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(125)	50.87	(125)	—
Treasury stock as of April 30, 2013	75,661	$50.87	75,661	$250,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(8)	50.87	(8)	—
Treasury stock as of May 31, 2013	75,653	$50.87	75,653	$250,000
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
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended May 31, 2013.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
None.

Item 6 – Exhibits

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Form of Non–Statutory Stock Option Agreement With Limited Transferability (for officers without an employment agreement) – Rev. 6/25/2013
10.2	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers with an employment agreement) – Rev. 6/25/2013
10.3	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration – Rev. 6/25/2013
10.4	Form of Performance Share Award Agreement (Apollo Global Metrics) – Rev. 6/25/2013
10.5	Form of Performance Share Award Agreement (Apollo Group Metrics) – Rev. 6/25/2013
10.6	Form of Apollo Group, Inc. Special Cash Retention Award Agreement
10.7	Letter from Apollo Group, Inc. to John G. Sperling Regarding Post-Retirement Benefits Arrangements Dated January 14, 2013
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO GROUP, INC.
An Arizona Corporation
Date: June 25, 2013

By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)