Form 10-K
period 2013-08-31
APOLLO GROUP INC
filed 2013-10-22
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
No shares of Apollo Group, Inc. Class B common stock, its voting stock, are held by non-affiliates. The holders of Apollo Group, Inc. Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Group Class A common stock held by non-affiliates as of February 28, 2013 (last business day of the registrant’s most recently completed second fiscal quarter), was approximately $1.6 billion.
The number of shares outstanding for each of the registrant’s classes of common stock as of October 14, 2013 is as follows:

Apollo Group, Inc. Class A common stock, no par value	112,954,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Information Statement for the 2013 Annual Meeting of Class B Shareholders (Part III)

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:

•
Changes in regulation of the U.S. education industry and eligibility of proprietary schools to participate in U.S. federal student financial aid programs, including the factors discussed in Item 1, Business, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs” and “Regulatory Environment”;

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

PART I
Item 1 - Business
Overview
Apollo Group, Inc. and its wholly-owned subsidiaries, collectively referred to herein as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our” has been an educational provider since 1973. We offer educational programs and services, online and on-campus, at the undergraduate, master’s and doctoral levels. Our learning platforms include the following:

•
The University of Phoenix, Inc. (“University of Phoenix”) - University of Phoenix has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1978 and holds other programmatic accreditations. In July 2013, University of Phoenix’s accreditation was reaffirmed for a ten-year period by The Higher Learning Commission and the University was placed on Notice status for a two-year period. Refer to Accreditation and Jurisdictional Authorizations below. University of Phoenix offers associate’s, bachelor’s, master’s and doctoral degrees in a variety of program areas. University of Phoenix offers its educational programs worldwide through its online education delivery system and at its campus locations and learning centers throughout the United States, including the Commonwealth of Puerto Rico. University of Phoenix represented 90% of our total consolidated net revenue and generated more than 100% of our operating income in fiscal year 2013.

•
Apollo Global, Inc. (“Apollo Global”) - Apollo Global was formed in 2007 to make investments primarily in the international education services sector. Apollo Global’s education network principally includes the following:

•
BPP Holdings Limited (“BPP”) - BPP is headquartered in London, England and offers professional training through schools located in the United Kingdom (“U.K.”), a European network of BPP offices and the sale of books and other publications globally. BPP University, principally composed of BPP Law School and BPP Business School, has been granted degree awarding powers in the U.K. and was awarded the title of “University” by the U.K. in July 2013.

•
Universidad Latinoamericana (“ULA”) - ULA carries authorization from Mexico’s Ministry of Public Education (Secretaría de Educación Publica), from the National Autonomous University of Mexico (Universidad Nacional Autónoma de México) for its high school and undergraduate psychology and law programs and by the Ministry of Education of the State of Morelos (Secretaría de Educación del Estado de Morelos) for its medicine and nutrition programs. ULA offers degree programs at its campuses throughout Mexico.

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) - UNIACC is an arts and communications university which offers bachelor’s and master’s degree programs at campuses in Chile and online.

•	Indian Education Services Private Ltd. - Apollo Global is developing a 50:50 joint venture with HT Media Limited, an Indian media company, to provide educational services and programs in India.

•
Western International University, Inc. (“Western International University,” or “WIU”) - Western International University has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1984. In July 2013, Western International University’s accreditation was reaffirmed for a ten-year period by The Higher Learning Commission and WIU was placed on Notice status for a two-year period. Refer to Accreditation and Jurisdictional Authorizations below. WIU offers associate’s, bachelor’s and master’s degrees in a variety of program areas primarily online. During fiscal year 2013, WIU announced a shift in its pricing structure along with a new course delivery method designed to provide students with a more manageable and affordable higher education solution.

•
Institute for Professional Development (“IPD”) - IPD provides program development, administration and management consulting services to private colleges and universities (“IPD Client Institutions”) to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, student admissions services, accounting and administrative services.

•
The College for Financial Planning Institutes Corporation (“CFFP”) - CFFP has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1994. CFFP provides financial services education programs, including a Master of Science in three majors, and certification programs in retirement, asset management and other financial planning areas. CFFP offers these programs online.

•
Carnegie Learning, Inc. (“Carnegie Learning”) - Carnegie Learning is a publisher of research-based math curricula and adaptive learning software for middle school, high school and postsecondary students. University of Phoenix has incorporated adaptive learning into its curricula to offer an individualized approach to learning.

•
Apollo Lightspeed - Apollo Lightspeed is focused on developing innovative educational offerings and services, including proprietary learning models and third-party courseware. Apollo Lightspeed’s initial offering, Innovator’s Accelerator, provides insights and tools through a multimedia, collaborative learning platform intended to teach business executives and managers how to cultivate innovation within their organizations.

Net Revenue
The following presents net revenue for each of our reportable segments for the respective periods:

	Year Ended August 31,
($ in thousands)	2013	2012	2011
University of Phoenix	$3,304,464	$3,873,098	$4,322,670
Apollo Global	275,768	269,541	272,935
Other	101,078	110,698	115,444
Net revenue	$3,681,310	$4,253,337	$4,711,049
Refer to Note 19, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for the segment and related geographic information required by Items 101(b) and 101(d) of Regulation S-K, which information is incorporated by this reference. For a discussion of the risks attendant to our foreign operations, refer to Part I, Item 1A, Risk Factors - Risks Related to our Business - Our expansion into new markets outside the U.S. subjects us to risks inherent in international operations.
University of Phoenix represents the substantial majority of our net revenue and the University’s net revenue is principally a function of student enrollment, which is detailed below for the past three years:

	Average Degreed Enrollment(1)			Aggregate New Degreed Enrollment(1), (5)
	Year Ended August 31,			Year Ended August 31,
(Rounded to the nearest hundred)	2013(2)	2012(3)	2011(4)	2013	2012	2011
Associate’s	90,500	119,900	163,500	68,900	88,100	90,500
Bachelor’s	160,100	179,200	186,000	73,400	93,700	94,900
Master’s	44,100	50,600	61,700	28,300	32,000	33,600
Doctoral	6,400	7,200	7,500	2,300	2,900	2,900
Total	301,100	356,900	418,700	172,900	216,700	221,900
(1) Refer to Students below for a description of the manner in which we calculate Degreed Enrollment and New Degreed Enrollment.
(2) Represents the average of Degreed Enrollment for the quarters ended August 31, 2012, November 30, 2012, February 28, 2013, May 31, 2013 and August 31, 2013.
(3) Represents the average of Degreed Enrollment for the quarters ended August 31, 2011, November 30, 2011, February 29, 2012, May 31, 2012 and August 31, 2012.
(4) Represents the average of Degreed Enrollment for the quarters ended August 31, 2010, November 30, 2010, February 28, 2011, May 31, 2011 and August 31, 2011.
(5) Represents the sum of the four quarters of New Degreed Enrollment in the respective fiscal years.
General
University of Phoenix was founded in 1976 and Apollo Group, Inc. was incorporated in Arizona in 1981. Apollo maintains its principal executive offices at 4025 S. Riverpoint Parkway, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our website addresses are as follows:

• Apollo Group:	www.apollo.edu	• Apollo Global:	www.apolloglobal.us
• University of Phoenix:	www.phoenix.edu	• BPP:	www.bpp.com
• WIU:	www.west.edu	• ULA:	www.ula.edu.mx
• IPD:	www.ipd.org	• UNIACC:	www.uniacc.cl
• CFFP:	www.cffp.edu
• Carnegie Learning:	www.carnegielearning.com
Our fiscal year is from September 1 to August 31. Unless otherwise noted, references to particular years or quarters refer to our fiscal years and the associated quarters of those fiscal years.

Strategy
Our mission is to provide flexible, effective higher education opportunities to students that offer the tools and skills they need to achieve their professional goals. Our goal is to be a recognized leader in connecting students to the careers they want through innovative and effective education programs that produce desired career outcomes.
The key themes of our strategic plan are as follows:

•
Achieve significant improvements in completion and career outcomes. We are actively focused on increasing student retention across all our institutions and ensuring students achieve their desired career outcomes through education and training.

•	Increase organic growth through new education offerings. We are exploring new opportunities for growth in higher education and service offerings.

•
Expand education opportunities and career outcomes for learners worldwide. We believe that learners worldwide can benefit from our career-focused education offerings and we are working to expand our global operations so that they become an increasingly significant portion of our consolidated operating results.

To implement our strategy, we are focused on a number of important initiatives including:

•	Realigning the organization to directly support efforts to connect education to careers;

•	Developing new education offerings that are well connected to the careers that our students seek;

•	Offering scholarships and other targeted tuition discounts to improve affordability of our education programs;

•	Forming employer relationships to create a pipeline of well-prepared future employees;

•	Upgrading our education delivery, learning and data platforms to better support student learning;

•	Redesigning curriculum at the program and course level, including modified entry course sequence and structure;

•
Implementing improved support methods across our institutions including, but not limited to, increasing our use of full-time faculty in students’ initial courses at University of Phoenix and piloting a new orientation format; and

•	Streamlining administrative processes to more efficiently deliver critical services and create a more nimble organization.
Industry Background
Domestic Postsecondary
The domestic postsecondary degree-granting education industry was estimated to be a $559 billion industry in 2011, according to the Digest of Education Statistics published in 2013 by the U.S. Department of Education’s National Center for Education Statistics (the “NCES”). We believe that the majority of undergraduates are in some way non-traditional (defined as a student who delays enrollment, attends part-time, works full-time, is financially independent for purposes of financial aid eligibility, has dependents other than a spouse, is a single parent, or does not have a high school diploma). The non-traditional students (whom we generally refer to as working learners) typically are looking to improve their skills and enhance their earnings potential within the context of their careers.
The education formats offered by our institutions enable working learners to attend classes and complete coursework on a more flexible schedule than many traditional universities offer. Although an increasing proportion of colleges and universities are addressing the needs of working learners as discussed in Competition below, some traditional universities and institutions are not able to address the needs of working learners.
International
We believe private education is playing an important role in advancing the development of education, specifically higher education and lifelong learning, in many countries around the world. In addition, we believe the following key trends are driving growth in private education worldwide:

•	Unmet demand for education in part due to insufficient public funding;

•	Shortcomings in the quality of higher education offerings, resulting in the rise of supplemental training to meet industry demands in the developing world;

•	Worldwide appreciation of the importance that knowledge plays in economic progress; and

•	Increased availability and role of technology in education, broadening the accessibility and reach of education.

Our Programs
Our experience as an education provider enables us to deliver quality education and responsive customer service to students at the undergraduate, master’s and doctoral levels. Our institutions have gained expertise in designing curriculum, recruiting and training faculty, monitoring academic quality, and providing a high level of support services to students. Our institutions offer the following:

•
Accredited Degree Programs. University of Phoenix, Western International University and CFFP are accredited by The Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools. In July 2013, University of Phoenix and Western International University’s accreditations were reaffirmed for a ten-year period and both institutions were placed on Notice status for a two-year period by HLC. Refer to Accreditation and Jurisdictional Authorizations below. In addition to the institutional accreditation by HLC, certain of our academic programs are accredited on a programmatic basis by appropriate accrediting entities.

University of Phoenix offers degrees in the following program areas:

	Associate’s	Bachelor’s	Master’s	Doctoral
Arts and Sciences	X	X
Business and Management	X	X	X	X
Criminal Justice and Security	X	X	X
Education	X	X	X	X
Human Services	X	X	X
Nursing and Health Care	X	X	X	X
Psychology	X	X	X	X
Technology	X	X	X	X
Our international operations offer bachelor’s, master’s and doctoral degrees in a variety of degree programs and related areas of specialization. This includes degrees from BPP University, which is principally comprised of BPP Law School and BPP Business School, and has been granted degree-awarding powers by the United Kingdom’s Privy Council. Certain of BPP’s programs also have additional programmatic accreditations.

•
Professional Examinations Training and Professional Development. BPP provides training and published materials for qualifications in specific markets in accountancy (including tax), financial services, actuarial science, insolvency, human resources, marketing, management and law. University of Phoenix and certain of our other institutions also provide professional development education.

•
Employers. University of Phoenix and our Workforce Solutions team, which establishes relationships with employers, has formed more than 2,000 relationships. The University works closely with employers to meet their specific educational needs through modification of our existing programs and, in some cases, provides programs specifically selected for their employees.

Teaching/Learning Model
Domestic Postsecondary
The teaching/learning models used by University of Phoenix were designed specifically to meet the educational needs of working learners, who seek accessibility, curriculum consistency, time and cost-effectiveness, and learning that has immediate application to the workplace. The models are structured to enable students who are employed full-time or have other commitments to earn their degrees and still meet their personal and professional responsibilities. Our focus on working, non-traditional, non-residential students minimizes the need for capital-intensive facilities and services like dormitories, student unions, food service, health care, sports and entertainment.
University of Phoenix has campus locations and learning centers throughout the United States, including the Commonwealth of Puerto Rico, and offers students the flexibility to attend both on-campus and online classes. The majority of University of Phoenix students study exclusively online. The University’s online classes employ a proprietary online learning system, are small and have mandatory participation requirements for both the faculty and the students. Each online course is instructionally designed so that students have learning outcomes that are consistent with the outcomes of their on-campus counterparts. All online class materials are delivered electronically.

Components of University of Phoenix’s teaching/learning models for both online and on-campus classes include:

•
Curriculum. Faculty content experts design the curriculum for the University’s programs, which enables it to offer current and relevant standardized programs to its students. The curricula are designed to integrate academic theory and professional practice and their application to the workplace, and to provide for the achievement of specified educational outcomes that are based on input from faculty, students and employers. University of Phoenix has incorporated adaptive learning into its curricula to offer an individualized approach to learning.

•
Faculty. Substantially all University of Phoenix faculty possess either a master’s or doctoral degree. Faculty members typically have many years of experience in the field in which they instruct, and most teach on an adjunct basis. The University has well-developed methods for hiring and training faculty, which include peer reviews of newly hired instructors by other members of the faculty, training in student instruction and grading, and teaching mentorships with more experienced faculty members. With courses designed to facilitate the application of knowledge and skills to the workplace, faculty members are able to share their professional knowledge and skills with the students.

As part of our strategy to achieve significant improvements in student retention, we have recently increased our use of full-time faculty in the initial courses students take at the University.

•
Accessibility. Most of University of Phoenix’s academic programs may be accessed through a choice of delivery mode (electronically delivered, campus-based or a blend of both), which make its educational programs accessible, regardless of where the students work and live.

•
Class Schedule and Active Learning Environment. Courses are designed to encourage and facilitate collaboration among students and interaction with the instructor. The curriculum requires a high level of student participation for purposes of enhancing learning and increasing the student’s ability to work as part of a team. University of Phoenix students are enrolled in five-to-nine week courses year-round and may complete classes sequentially or concurrently depending on their degree level. All courses involve collaborative learning activities.

•	Student Education Services. The following services are available to students and faculty, as applicable:

•	Electronic and other learning resources for their information and research needs;

•	Tutoring;

•	Centers for Math and Writing Excellence;

•	Adaptive learning tools;

•	Student workshops;

•	Career resources; and

•
PhoenixConnect, the University’s proprietary academic social media network, which is used to support students in their academic programs. Each college has an online community manager who provides oversight and guidance with respect to college-related conversations in the network.

University of Phoenix is actively working to improve its major learning platform in order to deliver highly personalized learning to students, ease the administrative burden on faculty, improve overall student and faculty experiences, and lead to better educational outcomes. In addition, the University is further developing its services, such as diagnostic tools and individual learning plans, to specifically assist students who have limited or no higher education experience or otherwise may be unprepared to succeed in its academic programs.

•
Academic Quality. University of Phoenix has an academic quality assessment plan that measures whether the institution provides consistent quality and academic rigor through its delivery of educational programs online and on geographically dispersed campuses. A major component of this plan is the assessment of student learning. To assess student learning, University of Phoenix measures whether graduates meet its programmatic and learning goals. The measurement is composed of the following four ongoing and iterative steps:

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
University of Phoenix has developed an assessment matrix that outlines specific learning outcomes to measure whether students are meeting the University’s learning goals. Multiple methods have been identified to assess each outcome.
International
Our international operations include full-time and part-time courses, delivered on-campus or online, for professional examination preparation, professional development training and various degree/certificate/diploma programs. Our international operations faculty members consist of both full-time and part-time professors and our recruitment standards and processes are appropriate for the respective markets in which we operate.
Our international institutions typically follow a course development process in which faculty members who are subject matter experts work with instructional designers to develop curriculum materials based on learning objectives provided by school academic officers. Curricula are tailored to the relevant standards applicable to the respective markets.
Admissions
To gain admission to our undergraduate programs, students must generally have a high school diploma or equivalent, and for admission to our domestic institutions, must be proficient in English. University of Phoenix currently requires substantially all of its prospective associate’s and bachelor’s students with fewer than 24 incoming credits to participate in University Orientation. This program is a free, three-week orientation designed to help inexperienced prospective students better understand the time commitments and rigors of higher education prior to enrollment. Students practice using the University of Phoenix learning system, learn techniques to be successful in college, and identify useful university services and resources.
The University is currently piloting a new format of the University Orientation program for certain new students, which integrates elements of University Orientation into these students’ first for-credit course.
To gain admission to our master’s and doctoral programs, students must have an undergraduate degree, and generally for doctoral programs, a master’s degree, from a regionally or nationally accredited college or university, satisfy the minimum grade point average requirement, and have relevant work experience, if applicable for their field of study.
Students
University of Phoenix Degreed Enrollment
University of Phoenix Degreed Enrollment for a quarter represents students enrolled in a degree program who attended a credit bearing course during the quarter and had not graduated as of the end of the quarter; students who previously graduated from one degree program and started a new degree program in the quarter (e.g., a graduate of the associate’s degree program returns for a bachelor’s degree); and students participating in certain certificate programs of at least 18 credits with some course applicability into a related degree program.

The following details University of Phoenix Degreed Enrollment by degree type for the indicated periods:

(Rounded to the nearest hundred)
Quarter	Associate’s		Bachelor’s		Master’s		Doctoral		Total
Q1 2011	177,200	40.4%	187,300	42.8%	66,000	15.1%	7,600	1.7%	438,100
Q2 2011	155,500	38.4%	181,200	44.7%	61,200	15.1%	7,400	1.8%	405,300
Q3 2011	147,900	37.1%	184,500	46.3%	58,500	14.7%	7,500	1.9%	398,400
Q4 2011	136,300	35.8%	183,100	48.1%	54,000	14.2%	7,400	1.9%	380,800
Q1 2012	130,300	34.9%	182,500	48.9%	52,900	14.2%	7,400	2.0%	373,100
Q2 2012	118,100	33.2%	179,400	50.4%	51,000	14.3%	7,300	2.1%	355,800
Q3 2012	112,100	32.4%	178,300	51.5%	48,900	14.1%	7,000	2.0%	346,300
Q4 2012	102,600	31.2%	172,600	52.6%	46,400	14.1%	6,800	2.1%	328,400
Q1 2013	99,100	31.0%	168,000	52.5%	46,000	14.4%	6,600	2.1%	319,700
Q2 2013	89,900	29.9%	159,600	53.1%	44,900	14.9%	6,400	2.1%	300,800
Q3 2013	84,300	29.3%	154,100	53.6%	42,900	14.9%	6,200	2.2%	287,500
Q4 2013	76,400	28.4%	146,100	54.3%	40,600	15.1%	5,900	2.2%	269,000

University of Phoenix New Degreed Enrollment
University of Phoenix New Degreed Enrollment for each quarter represents new students and students who have been out of attendance for more than 12 months who enroll in a degree program and start a credit bearing course in the quarter; students who have previously graduated from a degree program and start a new degree program in the quarter; and students who commence participation in certain certificate programs of at least 18 credits with some course applicability into a related degree program.
The following details University of Phoenix New Degreed Enrollment by degree type for the indicated periods:

(Rounded to the nearest hundred)
Quarter	Associate’s		Bachelor’s		Master’s		Doctoral		Total
Q1 2011	24,000	42.5%	22,800	40.3%	8,900	15.8%	800	1.4%	56,500
Q2 2011	18,900	39.2%	20,900	43.4%	7,800	16.2%	600	1.2%	48,200
Q3 2011	23,400	41.8%	24,000	42.9%	7,900	14.1%	700	1.2%	56,000
Q4 2011	24,200	39.5%	27,200	44.5%	9,000	14.7%	800	1.3%	61,200
Q1 2012	27,800	43.6%	26,100	41.0%	8,900	14.0%	900	1.4%	63,700
Q2 2012	18,500	38.0%	22,000	45.2%	7,500	15.4%	700	1.4%	48,700
Q3 2012	21,400	41.5%	22,100	42.9%	7,400	14.4%	600	1.2%	51,500
Q4 2012	20,400	38.7%	23,500	44.5%	8,200	15.5%	700	1.3%	52,800
Q1 2013	22,900	42.3%	22,500	41.6%	8,000	14.8%	700	1.3%	54,100
Q2 2013	14,900	38.3%	16,700	42.9%	6,700	17.2%	600	1.6%	38,900
Q3 2013	15,800	40.6%	16,400	42.2%	6,200	15.9%	500	1.3%	38,900
Q4 2013	15,300	37.3%	17,800	43.4%	7,400	18.1%	500	1.2%	41,000

University of Phoenix Student Demographics
We have a diverse student population. The following provides the demographic characteristics of the students attending University of Phoenix courses:

Gender(1)	2013	2012	2011
Female	66.4%	67.2%	67.7%
Male	33.6%	32.8%	32.3%
	100.0%	100.0%	100.0%

Race/Ethnicity(2)
African-American	29.0%	28.8%	28.0%
Asian/Pacific Islander	3.3%	3.2%	3.2%
Caucasian	47.5%	48.7%	50.7%
Hispanic	14.3%	13.3%	12.4%
Native American/Alaskan	1.0%	1.2%	1.2%
Other/Unknown	4.9%	4.8%	4.5%
	100.0%	100.0%	100.0%

Age(1)
22 and under	11.2%	12.3%	12.3%
23 to 29	31.8%	31.9%	32.0%
30 to 39	33.4%	32.9%	32.8%
40 to 49	16.9%	16.5%	16.4%
50 and over	6.7%	6.4%	6.5%
	100.0%	100.0%	100.0%
(1) Based on students included in aggregate New Degreed Enrollment, which represents the sum of the four quarters of New Degreed Enrollment in the respective fiscal years.
(2) Based on voluntary reporting by students included in New Degreed Enrollment. For 2013, 2012 and 2011, 67%, 71% and 68%, respectively, of the students attending University of Phoenix courses provided this information.
Marketing
We engage in a broad range of advertising and marketing activities to educate students about the options they have in higher learning and convey our value proposition and offerings to connect education to careers. We are focused on enhancing our brand perception and utilizing our different communication channels, which are discussed below, to attract students who are more likely to persist in our programs.
Brand
Brand advertising is intended to increase potential students’ understanding of our academic quality, commitment to service, academic outcomes, academic community achievements and connection of education to careers. Our brand is advertised primarily through national and regional broadcast, radio and print media. Brand advertising also serves to expand the addressable market and establish brand recognition and familiarity with our schools, colleges and programs on both a national and a local basis.
Internet
Many prospective students identify their education opportunities online through search engines, information and social network sites, various education portals on the Internet and school-specific sites such as our own phoenix.edu. We advertise on the Internet using search engine keywords, banners, and custom advertising placements on targeted sites, such as education portals, career sites, and industry-specific websites. We have reduced our use of third-party operated sites and increased our use of branded media channels because we believe this approach will help us better identify students who are more likely to persist in our educational programs. Our website, phoenix.edu, provides prospective students with relevant information about University of Phoenix and will continue to evolve with in-depth programmatic and education to careers content.

Sponsorships, Corporate Social Responsibility and Other
We build our presence in communities through sponsorships, advertising and event marketing to support specific activities, including local and national career events, academic lecture series, workshops and symposiums on various current topics of interest and through our corporate social responsibility outreach program.
Relationships with Employers and Community Colleges
We work closely with businesses and governmental agencies to meet their specific educational needs through modification of our existing programs or development of customized programs. These programs can be offered on-site at the employers’ offices or at select military bases.
Our Workforce Solutions team establishes relationships with employers and community colleges that we believe will lead to increased enrollment from those sources. The relationships with community colleges consist of connecting associate’s degree student graduates at community colleges with University of Phoenix bachelor’s degree programs. Where appropriate, we also help community college students gain access to specific courses they need to complete their degrees through a reverse articulation program. We also work with community colleges to, where possible, connect education to careers by providing students with a course of study relevant to local employers.
BPP enrolls the majority of its students through relationships with employers.
Phoenix Prep Center
The Phoenix Prep Center serves prospective students by providing online tools, information, and resources that answer key questions and concerns for prospective students, including assessments of a potential student’s learning style, academic abilities and readiness to pursue higher education, a tuition calculator and information on careers.
Phoenix Career Services
Through Phoenix Career Services, we are working to expand the traditional concept of career services to include the career exploration and planning during the pre-enrollment phase and the student’s academic journey. Our recently launched Phoenix Career Guidance System allows students to clarify their career aspirations in the pre-enrollment process, and then create personalized career plans upon enrollment that will help them develop, through their academic journeys, the skills and competencies aligned to their desired careers.
Students and alumni can also access our Phoenix Career Services online portal where they will find career preparation tools such as resume and cover letter development services, interview preparation services and a collection of content and videos to help prepare for a career change or advancement opportunity. Once students are ready to search for a career, Phoenix Career Services also provides personal assistance through a nationwide network of career coaches and an online job board from which students can access current career opportunities at a selection of companies across the U.S.
Competition
Domestic Postsecondary
The U.S. higher education industry is highly fragmented with no single private or public institution having a significant market share. We compete primarily with traditional public and private two-year and four-year degree-granting regionally accredited colleges and universities, other proprietary degree-granting regionally accredited schools and alternatives to higher education. In addition, we face increasing competition from various emerging non-traditional, credit-bearing and noncredit-bearing education programs, offered by both proprietary and not-for-profit providers. These include massive open online courses (so-called MOOCs) offered worldwide without charge by traditional educational institutions, synchronous massive online courses (SMOCs) offered worldwide for credit by traditional educational institutions, and other direct-to-consumer education services. Some of our competitors have greater financial and nonfinancial resources than we have and are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes.
The higher education industry is also experiencing unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and other factors that challenge many of the core principles underlying the industry. Related to this, a substantial proportion of traditional colleges and universities and community colleges now offer some form of distance learning or online education programs, including programs geared towards the needs of working learners. As a result, we continue to face increasing competition, including from colleges with well-established brand names. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase.

We are working to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at the right value. In addition, we have increased our use of scholarships and discounts to improve our value proposition to prospective students.
We believe that the primary factors on which we compete are the following:

•	Breadth of reliable and high-quality products and services;

•	Active and relevant curriculum development that considers the needs of employers;

•	Career assessment and planning, and connecting career opportunities at leading companies to our students and alumni;

•	The ability to provide flexible and convenient access to programs and classes;

•	Comprehensive and differentiated student support services such as academic social networking;

•	Reputation of the institution and its programs;

•	Qualified and experienced faculty;

•	Size of alumni network;

•	Relationships with community colleges; and

•	The variety of geographic locations of campuses.
International
Competitive factors for our international schools vary by country and generally include the following:

•	Active and relevant curriculum development that considers the needs of employers;

•	Breadth of reliable and high-quality programs and classes; and

•	Reputation of programs and classes.
Employees
As of August 31, 2013, we had approximately 15,000 non-faculty employees, with less than 1,000 of the employees part-time. We also have approximately 29,000 faculty members as of August 31, 2013, which principally represents University of Phoenix faculty who have taught in the last twelve months and are eligible to teach future courses. Most of our faculty are adjunct part-time faculty. We believe that our employee relations are satisfactory.
In recent years, we have implemented workforce reductions as we reengineer our business processes and refine our educational delivery systems. We have continued restructuring our business subsequent to August 31, 2013, which includes workforce reductions of approximately 500 non-faculty personnel.
Accreditation and Jurisdictional Authorizations
Domestic Postsecondary
Accreditation
University of Phoenix is regionally accredited by the Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools, which provides the following:

•	Recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students;

•	Qualification to participate in Title IV programs (in combination with state higher education operating and degree granting authority); and

•	Qualification for authority to operate in certain states.
Regional accreditation is accepted nationally as the basis for the recognition of earned credit and degrees for academic purposes, employment, professional licensure and, in some states, authorization to operate as a degree-granting institution. The six regional accrediting associations, including HLC, have a reciprocity agreement that allows representatives of each region in which a regionally accredited institution operates to participate in the institution’s evaluation for reaffirmation of accreditation.
In July 2013, the accreditation of University of Phoenix was reaffirmed by the HLC through the 2022-2023 academic year. At the same time, HLC placed the University on Notice status for a two-year period due to concerns regarding governance, student assessment and faculty scholarship/research for doctoral programs. Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. The University was assigned by HLC to the Standard

Pathway reaffirmation process, pursuant to which the University will host a comprehensive evaluation visit in 2016-2017 and will undergo its next reaffirmation visit and process in 2022-2023.
The University is required to submit a Notice Report to the HLC by Fall of 2014 providing evidence that the University meets the Criteria for Accreditation, Core Components and Minimum Expectations (Assumed Practices after January 1, 2013) identified as the basis for the Notice sanction and that it has ameliorated the issues that led to the Notice sanction. In addition, in the Notice Report the University is also required to report on its progress in other areas of concern not included in the Notice sanction, including retention and graduation rates, three-year student loan cohort default rates, and credit hour policies and practices relating to learning teams. The University also will be required to host a focused visit by the HLC no later than January 2015, to validate the contents of the Notice Report. The HLC Board of Trustees will review the University’s Notice Report, together with a report of the focused visit, at a meeting in 2015. During the Notice period, the University is required to disclose its Notice status in connection with any statements regarding its HLC accreditation.
Accreditation information for University of Phoenix and applicable programs is described in the chart below:

Institution/Program	Accrediting Body (Year Accredited)	Status
University of Phoenix	- The Higher Learning Commission of the North Central Association of Colleges and Schools (1978, reaffirmed in 1982, 1987, 1992, 1997, 2002 and 2013)	- Refer above for discussion of Notice status and upcoming reports, evaluations and visits
- Business programs	- Association of Collegiate Business Schools and Programs (2007)	- Reaffirmation visit expected in 2017
- Bachelor of Science in Nursing	- Commission on Collegiate Nursing Education (2005) - Previously accredited by National League for Nursing Accrediting Commission from 1989 to 2005	- Reaffirmation visit expected in 2020
- Master of Science in Nursing	- Commission on Collegiate Nursing Education (2005) - Previously accredited by National League for Nursing Accrediting Commission from 1996 to 2005	- Reaffirmation visit expected in 2020
- Master of Counseling in Clinical Mental Health (Phoenix and Tucson, Arizona campuses)	- Council for Accreditation of Counseling and Related Educational Programs (2012)	- Reaffirmation visit expected in 2017 or 2018
- Master of Counseling in Mental Health Counseling (Salt Lake City, Utah campus)	- Council for Accreditation of Counseling and Related Educational Programs (2001, reaffirmed in 2010, and in 2012)	- Reaffirmation visit expected in 2015 or 2016
- Master of Arts in Education with options in Elementary Teacher Education and Secondary Teacher Education - Candidate for Accreditation in Utah and Hawaii (mandatory for operation)	- Teacher Education Accreditation Council (“TEAC”) (reaffirmed in 2007) - National Council for Accreditation of Teacher Education (“NCATE”)
- The University’s programmatic accreditation from TEAC will expire at the end of 2013. TEAC and NCATE have merged and become the Council for the Accreditation of Educator Preparation (“CAEP”). CAEP is finalizing its new accreditation processes. The University has elected to allow the programmatic accreditation from TEAC to expire, will pursue NCATE programmatic accreditation in those states where it is mandatory for operation (Utah and Hawaii) in the interim, and will consider the new CAEP options as they emerge.

Western International University has been accredited by HLC since 1984. In July 2013, the accreditation of WIU was reaffirmed by the HLC through the 2022-2023 academic year. At the same time, HLC placed WIU on Notice status for a two-year period due to concerns relating to governance, student assessment and faculty.
Our other domestic institutions maintain the requisite accreditations for their respective operations.

Jurisdictional Authorizations
In addition to accreditation by independent accrediting bodies, our schools must be authorized to operate by the appropriate regulatory authorities in many of the jurisdictions in which they operate.
In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. University of Phoenix is specifically authorized to operate in all but two of the domestic jurisdictions in which it operates. In Hawaii and New Mexico, University of Phoenix has a physical presence and is qualified to operate through July 1, 2014 without specific state regulatory approval due to available state exemptions and annual waivers from the U.S. Department of Education. Refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.
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
BPP
- BPP Professional Education and BPP University of Professional Studies operate under a number of professional body accreditations to offer training towards professional body certifications
- BPP has additional accreditations by country and/or program as necessary

- The Privy Council for the United Kingdom has designated BPP University of Professional Studies Limited as an awarding body for qualifications (including degrees) in the United Kingdom.
- BPP University of Professional Studies’ accreditation review during 2018-2019 school year.

ULA	- Federation of Private Mexican Institutions of Higher Education (Federación de Instituciones Mexicanas Particulares de Educación Superior)
- Mexico’s Ministry of Public Education (Secretaria de Educación Pública)
- Ministry of Education of the State of Morelos (Secretaria de Educación del Estado de Morelos)
- National Autonomous University of Mexico (Universidad Nacional Autónoma de México)

UNIACC(1)	- Council for Higher Education (Consejo Superior de Educación)	- Chilean Ministry of Education (Ministerio de Educación de Chile)
(1) Prior to November 2011, UNIACC was accredited by the National Accreditation Commission of Chile. In November 2011, the National Accreditation Commission elected not to renew the accreditation, which therefore lapsed. The loss of accreditation from the National Accreditation Commission does not impact UNIACC’s ability to operate or confer degrees and does not directly affect UNIACC’s programmatic accreditations. However, this institutional accreditation is necessary for new UNIACC students to participate in government loan programs and for existing students to begin to participate in such programs for the first time. We expect to consider pursuing re-accreditation with the National Accreditation Commission in fiscal year 2014 when regulations permit.

Financial Aid Programs
Domestic Postsecondary
The principal source of federal student financial aid in the U.S. is Title IV of the Higher Education Act, as it is amended and reauthorized from time to time by the U.S. Congress, and the related regulations adopted by the U.S. Department of Education. We refer to the financial aid programs under this Act as “Title IV” programs. In 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Congress has begun Higher Education Act reauthorization hearings and there is currently an automatic one year extension that continues the current authorization through September 30, 2014.
Financial aid under Title IV is awarded annually to eligible students. Some Title IV programs award financial aid on the basis of financial need, generally defined as the difference between the cost of attending an educational institution and the amount the student and/or the student’s family, as the case may be, can reasonably be expected to contribute to that cost. The amount of financial aid awarded to a student each academic year is based on many factors, including, but not limited to, program of study, grade level, Title IV annual loan limits, and financial need. We have substantially no control over the amount of Title IV student loans or grants sought by or awarded to our students. All recipients of Title IV program funds must maintain satisfactory academic progress within the guidelines published by the U.S. Department of Education to remain eligible. Refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Action by the U.S. Congress to revise the laws governing federal student financial aid programs or reduce funding for those programs, including changes applicable only to proprietary educational institutions, could reduce our enrollment and increase our costs of operation.
In addition to Title IV student financial aid, qualifying U.S. active military and veterans and their family members are eligible for federal student aid from various Department of Defense programs, including under the Post-9/11 GI Bill. We refer to the financial aid programs administered by the Department of Defense as “military benefit” programs.
We collected the substantial majority of our fiscal year 2013 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans and Pell Grants. University of Phoenix represented 90% of our fiscal year 2013 total consolidated net revenue and University of Phoenix generated 83% of its cash basis revenue for eligible tuition and fees during fiscal year 2013 from the receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule described below.
Student loans currently are the most significant component of Title IV financial aid and are administered through the Federal Direct Loan Program. Annual and aggregate loan limits apply based on the student’s grade level and other factors. Currently, the maximum annual loan amounts range from $3,500 to $12,500 for undergraduate students and $20,500 for graduate students. There are two types of federal student loans: subsidized loans, which are based on the statutory calculation of student need, and unsubsidized loans, which are not based on student need. Neither type of student loan is based on creditworthiness. Students are not responsible for interest on subsidized loans while enrolled in school. Graduate and professional students are not eligible for subsidized loans. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. During fiscal year 2013, student loans (both subsidized and unsubsidized) represented approximately 77% of the gross Title IV funds received by University of Phoenix.
Federal Pell Grants are awarded based on need and only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants do not have to be repaid. During fiscal year 2013, Pell Grants represented approximately 23% of the gross Title IV funds received by University of Phoenix. The eligibility for and maximum amount of Pell Grants have increased over recent years. Since the 2006-2007 award year, the maximum annual Pell Grant award has increased from $4,050 to $5,645 for the 2013-2014 award year. Because the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the U.S. budget deficits. A reduction in the maximum annual Pell Grant amount or changes in eligibility could negatively impact enrollment and could result in increased student borrowing, which would make it more difficult for us to comply with other important regulatory requirements such as maintaining student loan cohort default rates below specified levels.
The remaining funding for tuition and other fees paid by our students primarily consists of state-funded student financial aid, tuition assistance from employers and personal funds.
International
Although students enrolled at certain of our international institutions receive government financial aid funding, such funding is not a material component of our net revenue from international institutions.

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
Changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our eligibility to participate in Title IV programs, accreditation, authorization to operate in various states, permissible activities, and operating costs. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us. Refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate.
Eligibility and Certification Procedures. The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expired on December 31, 2012. University of Phoenix has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis until the Department completes its review. However, we cannot predict whether, or to what extent, the imposition of the Notice sanction by The Higher Learning Commission might have on this process.
Western International University was recertified in May 2010 and entered into a new Title IV Program Participation Agreement which expires on September 30, 2014.
U.S. Department of Education Rulemaking Initiative. Negotiated rulemaking public hearings were held by the U.S. Department of Education in May and June 2013. Topics included cash management of Title IV program funds, state authorization for programs offered through distance education or correspondence education, and gainful employment, among others. The negotiated rulemaking process is expected to produce new regulations which will be published this fall and may be effective as soon as July 1, 2014. More information can be found at
http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/index.html.
A negotiated rulemaking committee was convened by the Department in September 2013 specifically on the topic of gainful employment. Prior to the September 2013 committee meeting, the Department released draft regulations on gainful employment. The draft regulations provide for two metrics: an annual debt-to-earnings ratio, and a debt service-to-discretionary income ratio. As proposed, a program would become ineligible for Title IV funding if it fails both metrics in two out of any three consecutive years, or is in a specified “warning zone” for either metric in any four consecutive years. The timing and substance of final regulations dealing with gainful employment cannot be predicted at this time. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/gainfulemployment.html.
Refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Rulemaking by the U.S. Department of Education could materially and adversely affect our business.
90/10 Rule. University of Phoenix and Western International University, and all other proprietary institutions of higher education, are subject to the so-called “90/10 Rule” under the Higher Education Act, as reauthorized. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs for at least two fiscal years if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. If an institution is determined to be ineligible, any disbursements of Title IV program funds made while ineligible must be repaid to the Department. An institution that derives more than 90% of its cash basis revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education. While the Department

has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. For example, the Department could impose conditions in the provisional certification such as:

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
The 90/10 Rule percentages for University of Phoenix and Western International University were the following for the respective periods:

	Year Ended August 31,
	2013	2012	2011(1)
University of Phoenix	83%	84%	86%
Western International University	66%	68%	66%
(1) Calculated excluding the temporary relief from the impact of loan limit increases, which was allowable for amounts received and applied to eligible charges between July 1, 2008 and June 30, 2011 that were attributable to the increased annual loan limits.
The decrease in the University of Phoenix 90/10 Rule percentage is attributable to changes in student mix and their associated available sources of tuition funding. As the University’s enrollment has declined in recent years, the proportion of its student body that uses a lower percentage of Title IV funds for eligible tuition and fees, such as students that receive tuition assistance from employers or that participate in military benefit programs, has increased. The University has also implemented various other measures in recent years intended to reduce the percentage of its cash basis revenue attributable to Title IV funds, including encouraging students to carefully evaluate the amount of necessary Title IV borrowing and continued focus on professional development and continuing education programs. The University has substantially no control over the amount of Title IV student loans and grants sought by or awarded to its students.
Based on recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2014. However, the 90/10 Rule percentage for University of Phoenix remains high and could exceed 90% in the future depending on the degree to which its various initiatives are effective, the impact of future changes in its enrollment mix, and regulatory and other factors outside our control, including any reduction in military benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation.
Various legislative proposals have been introduced in Congress that would heighten the requirements of the 90/10 Rule, including proposals that would reduce the 90% maximum under the rule to the pre-1998 level of 85%, cause tuition derived from military benefit programs to be included in the 85% portion under the rule instead of the 10% portion as is the case today, and impose Title IV ineligibility after one year of noncompliance rather than two. If these or similar proposals are adopted, University of Phoenix may be required to increase efforts and resources dedicated to reducing the percentage of cash basis revenue attributable to Title IV funds.
Any necessary further efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. In addition, we may be required to make structural changes to our business in the future in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make it more difficult to comply with other important regulatory requirements, such as the student loan cohort default rate regulations, which are discussed below.
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The cohort default rates are published by the U.S. Department of Education approximately 12 months after the end of the applicable measuring period. Thus, in September 2013, the Department published the two-year cohort default rates for the 2011 cohort and the three-year cohort default rates for the 2010 cohort. As discussed below, the measurement period for the student loan cohort default rates has been increased from two to three years starting with the 2009 cohort; however both three-year and two-year cohort default rates are currently published until the transition to the three-year rate is completed.
For the two-year requirements that are effective through the 2011 cohort published in September 2013, educational institutions lose eligibility to participate in Title IV programs if their two-year cohort default rate equals or exceeds 25% for three consecutive cohort years or 40% for any given year. The Department began publishing the official three-year cohort default rates with the publication of the 2009 cohort default rate in September 2012. If an institution’s three-year cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, only the three-year rates will be applied for purposes of measuring compliance. Educational institutions will lose eligibility to participate in Title IV programs if their three-year cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years.
The cohort default rates for University of Phoenix, Western International University and for all proprietary postsecondary institutions for the applicable federal fiscal years were as follows:

	Two-Year Cohort Default Rates for Cohort Years Ended September 30,			Three-Year Cohort Default Rates for Cohort Years Ended September 30,
	2011	2010	2009	2010	2009	2008
University of Phoenix(1)	14.3%	17.9%	18.8%	26.0%	26.4%	21.1%
Western International University(1)	7.5%	7.7%	9.3%	10.8%	13.7%	16.3%
All proprietary postsecondary institutions(1)	13.6%	12.9%	15.0%	21.8%	22.7%	22.4%
(1) Based on information published by the U.S. Department of Education. The 2008 three-year cohort default rates are trial rates published by the Department for informational purposes only.
We believe that our efforts to shift our student mix to a higher proportion of bachelor’s and graduate level students and our investment in student protection initiatives and repayment management services will continue to stabilize and over time favorably impact our rates. As part of our repayment management initiatives, effective with the 2009 cohort, we engaged third-party service providers to assist our students who are at risk of default. These service providers contact students and offer assistance, which includes providing students with specific loan repayment information such as repayment options and loan servicer contact information, and they attempt to transfer these students to the relevant loan servicer to resolve their delinquency. In addition, we are intensely focused on student retention and enrolling students who have a reasonable chance to succeed in our programs, in part because the rate of default is higher among students who do not complete their degree program compared to students who graduate.
Based on our most recent trends, we expect that our 2011 three-year cohort default rates will be lower than our 2010 three-year cohort default rates. However, if our student loan default rates approach the applicable limits, we may be required to increase efforts and resources dedicated to improving these default rates. This is challenging because most borrowers who are in default or at risk of default are no longer students, and we may have only limited contact with them. Furthermore, recently there has been increased attention by members of Congress and others on default aversion activities of proprietary education institutions. If such attention leads to congressional or regulatory action restricting the types of default aversion assistance that educational institutions are permitted to provide, the default rates of our former students may be negatively impacted. Accordingly, there is no assurance that we would be able to effectively improve our default rates or improve them in a timely manner to meet the requirements for continued participation in Title IV funding if we experience a substantial increase in our student loan default rates.
State Authorization. Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Prior to July 1, 2011, such authorization was not specifically required for the institution’s students to become eligible for Title IV programs. Under the program integrity rules adopted by the Department effective July 1, 2011, institutions are required to obtain specific regulatory approval to operate in such states. University of Phoenix is specifically authorized to operate in all but two of the domestic jurisdictions in which it operates. In Hawaii and New Mexico, University of Phoenix has a physical presence and is qualified to operate through July 1, 2014 without specific state regulatory approval due to available state exemptions and annual waivers from the U.S. Department of Education. Each of these states must implement additional statutes or regulations in order for the University and other institutions to remain eligible for Title IV funds in respect of operations within the states.
Gainful Employment. Under the Higher Education Act, as reauthorized, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” In connection with this requirement, proprietary postsecondary institutions are required to provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers. These reporting requirements could adversely impact student enrollment, persistence and retention if our reported program information compares unfavorably with other reporting educational institutions. A negotiated rulemaking committee was convened by the U.S. Department of Education in September 2013 specifically on the topic of gainful employment. Refer to U.S. Department of Education Rulemaking Initiative above.
Incentive Compensation. The incentive compensation regulations prohibit the payment of any incentive compensation to persons involved in enrollment and financial aid functions. These regulations also prohibit any revenue sharing arrangements between education services providers, such as our IPD business, and institutions that participate in Title IV programs. The Department clarified the scope of these regulations in a Dear Colleague letter in March 2011, in which among other things the Department indicated that these revenue sharing arrangements would be permissible, but only if the services provider is not an affiliate of an institution that participates in Title IV programs. As a result, we have restructured IPD’s commercial arrangements with its client educational institutions, which has adversely impacted IPD’s business. Unless the Department favorably clarifies its interpretive position on this issue, the interpretation is reversed through judicial action or Congress addresses the problem through legislation, we believe these regulations present a significant competitive disadvantage for our IPD business.
U.S. Department of Education Program Reviews. The U.S. Department of Education periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. University of Phoenix’s most recent program review by the Department was completed in fiscal year 2012. The review covered federal financial aid years 2010-2011 and 2011-2012 and there were no findings in the program review.
Office of the Inspector General of the U.S. Department of Education (“OIG”). In October 2011, the OIG notified us that it was conducting a nationwide audit of the Department’s program requirements, guidance, and monitoring of institutions of higher education offering distance education. In connection with the OIG’s audit of the Department, the OIG examined a sample of University of Phoenix students who enrolled during the period from July 1, 2010 to June 30, 2011. The OIG subsequently notified the University that in the course of this review it identified certain conditions that the OIG believes are Title IV compliance exceptions at University of Phoenix. Although the University is not the direct subject of the OIG’s audit of the Department, the OIG has asked the University to respond so that it may consider the University’s views in formulating its audit report of the Department. In September 2013, the OIG provided to University of Phoenix, among other institutions, a draft appendix to its audit report. The draft appendix again identifies compliance exceptions at University of Phoenix. University of Phoenix has responded to the appendix. These exceptions relate principally to the calculation of the amount of Title IV funds returned after student withdrawals and the process for confirming student eligibility prior to disbursement of Title IV funds.
Administrative Capability. The Higher Education Act, as reauthorized, directs the U.S. Department of Education to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the Department to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny or deny eligibility for Title IV programs. Refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - A failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.

Standards of Financial Responsibility. Pursuant to the Title IV regulations, each eligible higher education institution must satisfy a measure of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity, and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is also considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years, subject to additional monitoring and other consequences. If an institution does not achieve a composite score of at least 1.0, it can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, under which the institution must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education. The fiscal year 2013 composite scores for Apollo Group, University of Phoenix and Western International University were as follows:

Fiscal Year 2013 Composite Score
Apollo Group	2.6
University of Phoenix	2.5
Western International University	1.7
Refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - A failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.
Limits on Title IV Program Funds. The Title IV regulations place restrictions on the types of programs offered and the amount of Title IV program funds that a student is eligible to receive in any one academic year. Only certain types of educational programs offered by an institution qualify for Title IV program funds. For students enrolled in qualified programs, the Title IV regulations place limits on the amount of Title IV program funds that a student is eligible to receive in any one academic year, as defined by the U.S. Department of Education. An academic year must consist of at least 30 weeks of instructional time and a minimum of 24 credits. University of Phoenix and Western International University’s degree programs meet the academic year minimum definition of 30 weeks of instructional time and 24 credits and qualify for Title IV program funds. Our institutions also have corporate training programs and certain certificate and continuing professional education programs that do not qualify for Title IV program funds.
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
Branching and Classroom Locations. The Title IV regulations contain specific requirements governing the establishment of new main campuses, branch campuses and classroom locations at which the eligible institution offers, or could offer, 50% or more of an educational program. In addition to classrooms at campuses and learning centers, locations affected by these requirements include the business facilities of client companies, military bases and conference facilities used by University of Phoenix. The U.S. Department of Education requires that the institution notify the U.S. Department of Education of each location offering 50% or more of an educational program prior to disbursing Title IV program funds to students at that location. University of Phoenix has procedures in place to ensure timely notification and acquisition of all necessary location approvals prior to disbursing Title IV funds to students attending any new location. In addition, The Higher Learning Commission requires that each new campus or learning center of University of Phoenix be approved before offering instruction. States in which the University operates have varying requirements for approval of branch and classroom locations.
There are also certain regulatory requirements associated with closing locations. During fiscal year 2013, University of Phoenix initiated a plan to realign its ground locations throughout the U.S., which includes closing 115 locations. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Change of Ownership or Control. A change of ownership or control of Apollo Group, depending on the type of change, may have significant regulatory consequences for University of Phoenix, Western International University and CFFP. Such a change of ownership or control could require recertification by the U.S. Department of Education, the reevaluation of accreditation by The Higher Learning Commission and/or reauthorization by state licensing agencies. If we experience a change of ownership and control sufficient to require us to file a Form 8-K with the Securities and Exchange Commission, or there is a change in the identity of a controlling shareholder of Apollo Group, then University of Phoenix and Western International University may

cease to be eligible to participate in Title IV programs until recertified by the Department of Education. There is no assurance that such recertification would be obtained on a timely basis. Under some circumstances, the Department may continue an institution’s participation in Title IV programs on a provisional basis pending completion of the change in ownership approval process.
In addition, University of Phoenix, Western International University and CFFP would be required to report any material change in stock ownership to their principal institutional accrediting body, The Higher Learning Commission, and would be required to obtain approval prior to undergoing any transaction that affects, or may affect, their corporate control or governance. In the event of a material change in ownership of Apollo Group Class B common stock, The Higher Learning Commission may undertake an evaluation of the effect of the change on the continuing operations of University of Phoenix, Western International University and CFFP for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review.
Also, some states in which University of Phoenix, Western International University or CFFP are licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.
Refer to Part I, Item 1A, Risk Factors - Risks Related to the Control Over Our Voting Stock - If regulators do not approve or delay their approval of transactions involving a change of control of our company, our state licenses, accreditation, and ability to participate in Title IV programs and state grant programs may be impaired, which could materially and adversely affect our business.
Executive Order on Military and Veterans Benefits Programs. In April 2012, President Obama issued an executive order regarding the establishment of principles for educational institutions receiving funding from federal military and veterans educational benefits programs, including those provided by the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (the “Post-9/11 GI Bill”) and the Department of Defense Tuition Assistance Program. The executive order requires the Departments of Defense, Veterans Affairs and Education to establish and implement “Principles of Excellence” to apply to educational institutions receiving such funding. The goals of the Principles are broadly stated in the order and relate to disclosures of costs and amounts of costs covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. Various implementation mechanisms are included and the Secretaries of Defense and Veterans Affairs, in consultation with the Secretary of Education and the Director of the Consumer Financial Protection Bureau, submitted a plan to strengthen enforcement and compliance in July 2012. These Principles could increase the cost of delivering educational services to our military and veteran students.
U.S. Department of Education Reporting and Disclosure Requirements. Based on the rising cost of postsecondary education and an effort for more transparency, the U.S. Department of Education publishes national lists annually disclosing the top five percent in each of nine institutional categories with the highest college costs and largest percentage cost increases. Institutions published on such lists may receive negative media attention that may cause some prospective students to choose educational alternatives. University of Phoenix and Western International University have not been on these lists.
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
Available Information
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
Our website address is www.apollo.edu. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Information Statements on Schedule 14C, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and all amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A - Risk Factors
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
Upon Dr. Sperling’s death or incompetency, the JGS Trust will become irrevocable and Mr. Sperling, Ms. Terri Bishop and Ms. Darby Shupp, all of whom are members of our board of directors, will automatically be appointed as successor trustees. Following Dr. Sperling’s death, the trustees of the JGS Trust shall have the sole power to appoint successor and additional trustees.
The control of a majority of our voting stock by Dr. Sperling makes it impossible for a third-party to acquire voting control of us without Dr. Sperling’s consent. After Dr. Sperling’s death or incompetency, it will be impossible for a third-party to acquire voting control of us without the approval of a majority of the trustees of the JGS Trust. There is no assurance that the Apollo Group Class B shareholders, or the trustees of the JGS Trust, will exercise their control of Apollo Group in the same manner that a majority of the outstanding Class A shareholders would if they were entitled to vote on actions currently reserved exclusively for our Class B shareholders.
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
The charters for the Compensation Committee, Audit Committee and Nominating and Governance Committee have been adopted by the Board of Directors and are available on our website, www.apollo.edu. These charters provide, among other items, that each member must be independent as such term is defined by the rules of the NASDAQ Stock Market LLC and the Securities and Exchange Commission.
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
We are subject to extensive U.S. federal and state regulation as a provider of postsecondary education. The principal federal regulatory regime is established under the Higher Education Act of 1965, as it is amended and reauthorized from time to time, and the regulations promulgated under the Act by the U.S. Department of Education. Among other matters, these regulations govern the participation by University of Phoenix and Western International University in federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”), which is the principal source of funding for students at these universities. We collected the substantial majority of our fiscal year 2013 total consolidated net revenue from receipt of Title IV financial aid program funds.
The Higher Education Act, as reauthorized, mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education; (2) independent accrediting agencies recognized by the Department of Education; and (3) state higher education regulatory bodies.
The applicable regulatory requirements cover virtually all phases of our U.S. operations, including educational program offerings, branching and classroom locations, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, maintenance of restricted cash, acquisitions or openings of new schools, commencement of new or cessation of existing educational programs and changes in our corporate structure and ownership.
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
In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to qui tam lawsuits under the Federal False Claims Act or various, similar state false claim statutes. In these actions, private plaintiffs seek to enforce remedies under the Act on behalf of the U.S. federal government and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the U.S. federal government in the lawsuit. These lawsuits can be prosecuted by a private plaintiff, even if the Department does not agree with plaintiff’s theory of liability. In 2009, we settled a qui tam lawsuit relating to alleged payment of incentive compensation to our enrollment counselors for a total payment of $80.5 million, and we currently are subject to a another qui tam lawsuit alleging payment of improper incentive compensation in subsequent periods. For more information about the pending qui tam case, refer to Note 17, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data.
In October 2011, the Office of the Inspector General of the U.S. Department of Education (“OIG”) notified us that it was conducting a nationwide audit of the Department’s program requirements, guidance, and monitoring of institutions of higher education offering distance education. In connection with the OIG’s audit of the Department, the OIG examined a sample of

University of Phoenix students who enrolled during the period from July 1, 2010 to June 30, 2011. The OIG subsequently notified University of Phoenix that in the course of this review it identified certain conditions that the OIG believes are Title IV compliance exceptions at University of Phoenix. Although University of Phoenix is not the direct subject of the OIG’s audit of the Department, the OIG has asked University of Phoenix to respond so that it may consider University of Phoenix’s views in formulating its audit report of the Department. In September 2013, the OIG provided to University of Phoenix, among other institutions, a draft appendix to its audit report. The draft appendix again identifies compliance exceptions at University of Phoenix. University of Phoenix has responded to the appendix. These exceptions relate principally to the calculation of the amount of Title IV funds returned after student withdrawals and the process for confirming student eligibility prior to disbursement of Title IV funds.
Any of the penalties, injunctions, restrictions, lawsuits or other forms of censure listed above could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we lose our Title IV eligibility, we would experience a dramatic decline in revenue and we would be unable to continue our business as it currently is conducted.
University of Phoenix’s certification to participate in Title IV programs expired in December 2012 and continues on a month-to-month basis. If University of Phoenix is not recertified to participate in Title IV programs by the U.S. Department of Education, University of Phoenix would not be eligible to participate in Title IV programs and we could not conduct our business as it is currently conducted.
University of Phoenix and Western International University are certified by the U.S. Department of Education to participate in Title IV programs. University of Phoenix was recertified in November 2009 and its current certification expired in December 2012. University of Phoenix has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis until the Department completes its review. However, we cannot predict whether, or to what extent, the imposition of Notice status on University of Phoenix by The Higher Learning Commission might have on this process. Western International University was recertified in May 2010 and its current certification expires in September 2014.
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
Action by the U.S. Congress to revise the laws governing federal student financial aid programs or reduce funding for these programs, including changes applicable only to proprietary educational institutions, could reduce our enrollment and increase our costs of operation.
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Congress has begun Higher Education Act reauthorization hearings and there is currently an automatic one year extension that continues the current authorization through September 30, 2014. Changes to the Higher Education Act, including changes in eligibility and funding for Title IV programs, are likely to occur in connection with this reauthorization, but we cannot predict the scope or substance of any such changes.
In April 2011, Congress permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year as part of the fiscal year 2011 Continuing Resolution spending bill. This change, which did not reduce the maximum annual grant level, did not have a material impact on our business. However, because the Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the unprecedented U.S. budget deficit. A reduction in the maximum annual Pell Grant amount or changes in eligibility could result in increased student borrowing, which would make more difficult our ability to comply with other important regulatory requirements, such as the student loan cohort default rate regulations, which are discussed below, and could negatively impact enrollment.
In addition to Congress’s focus on the federal government’s funding challenges, in recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education. Beginning in 2010, various Congressional hearings have been held, including a series of hearings by the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”). In July 2012, the staff of Senator Tom Harkin, the Chairman of the HELP Committee, released a report entitled, “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” The report, which was highly critical of the for-profit education sector, was not adopted by the full committee and the minority committee staff criticized it for relying on discredited sources and refusing to examine similar concerns in the non-profit education sector. Nonetheless, the report may be influential as Congress begins the process of reauthorizing the Higher Education Act as discussed above. The report advocates significant changes in the requirements governing participation by for-profit educational institutions in Title IV student financial aid programs, including the following:

•	Condition access to federal student financial aid on meeting minimum student outcomes;

•	Prohibit institutions from funding marketing, advertising and recruiting activities with federal financial aid dollars;

•	Increase student loan cohort default rate tracking periods beyond the current three years;

•	Require that proprietary colleges receive at least 15 percent of revenues from sources other than federal funds, including non-Title IV funding such as military benefit programs; and

•	Impose criteria beyond accreditation and state authorization for access to federal student financial aid.
These changes, if adopted, could have a significant negative impact on our business and the proprietary education sector generally. In addition, other Congressional hearings and roundtable discussions may be held regarding various aspects of the education industry that may affect our business. We cannot predict what legislation, if any, may emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular.
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
University of Phoenix and Western International University are institutionally accredited by The Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools, one of the six regional accrediting agencies recognized by the U.S. Department of Education. Refer below for discussion of Notice status. Accreditation by an accrediting agency recognized by the Department is required in order for an institution to become and remain eligible to participate in Title IV programs.
If the Department ceased to recognize HLC for any reason, University of Phoenix and Western International University would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless HLC was again recognized or our institutions were accredited by another accrediting body recognized by the Department. In June 2013, the National Advisory Committee on Institutional Quality and Integrity, a Committee that advises the Secretary of Education on matters related to postsecondary accreditation and eligibility, recommended to the Secretary that HLC have continuing recognition as an eligible accreditor with certain conditions and required reports.
In the event of a loss of recognition of HLC by the Department, it would, among other things, render our schools and programs ineligible to participate in Title IV programs, affect our authorization to operate and to grant degrees in certain states and decrease student demand. If University of Phoenix became ineligible to participate in Title IV programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we fail to maintain our institutional accreditation, we could lose our ability to participate in Title IV programs, which would materially and adversely affect our business.
In July 2013, the accreditation of University of Phoenix was reaffirmed by the HLC through the 2022-2023 academic year. At the same time, HLC placed the University on Notice status for a two-year period due to concerns regarding governance, student assessment and faculty scholarship/research for doctoral programs. Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. The University was assigned by HLC to the Standard

Pathway reaffirmation process, pursuant to which the University will host a comprehensive evaluation visit in 2016-2017 and will undergo its next reaffirmation visit and process in 2022-2023.
The University is required to submit a Notice Report to the HLC by Fall of 2014 providing evidence that the University meets the Criteria for Accreditation, Core Components and Minimum Expectations (Assumed Practices after January 1, 2013) identified as the basis for the Notice sanction and that it has ameliorated the issues that led to the Notice sanction. In addition, in the Notice Report the University is also required to report on its progress in other areas of concern not included in the Notice sanction, including retention and graduation rates, three-year student loan cohort default rates, and credit hour policies and practices relating to learning teams. The University also will be required to host a focused visit by HLC no later than January 2015, to validate the contents of the Notice Report. The HLC Board of Trustees will review the University’s Notice Report, together with a report of the focused visit, at a meeting in 2015.
We believe that the imposition of the sanction of notice could adversely impact the reputation of University of Phoenix and its ability to attract and retain students, faculty and employees, and therefore could materially and adversely impact our business, financial condition, results of operations and cash flows. If, after the Notice period, HLC determines that University of Phoenix is not in compliance with one or more of HLC’s Criteria for Accreditation, HLC may elect to impose probation, which would have further, more prominent consequences for the University and our business. In addition, the changes made by University of Phoenix to its corporate governance and administrative structure could increase our operating costs and/or decrease our managerial flexibility to address the rapidly evolving and challenging postsecondary education market.
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

•
Regulations removing certain “safe harbors” that previously defined the limits of the prohibition on the payment of incentive compensation to persons involved in enrollment and financial aid functions, and regulations prohibiting revenue sharing arrangements between education services providers that are affiliates of institutions that participate in Title IV programs and other institutions that participate in Title IV programs;

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
Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of revenues derived from those programs is too high, in which event we could not conduct our business as it is currently conducted.
University of Phoenix and Western International University, and all other proprietary institutions of higher education, are subject to the so-called “90/10 Rule” under the Higher Education Act, as reauthorized. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs for at least two fiscal years if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. If an institution is determined to be ineligible, any disbursements of Title IV program funds made while ineligible must be repaid to the Department. An institution that derives more than 90% of its cash basis revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. For example, the Department could impose conditions in the provisional certification such as:

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
The 90/10 Rule percentages for University of Phoenix and Western International University were the following for the respective periods:

	Year Ended August 31,
	2013	2012	2011(1)
University of Phoenix	83%	84%	86%
Western International University	66%	68%	66%
(1) Calculated excluding the temporary relief from the impact of loan limit increases, which was allowable for amounts received and applied to eligible charges between July 1, 2008 and June 30, 2011 that were attributable to the increased annual loan limits.
Although the University of Phoenix 90/10 Rule percentage has decreased in recent years, University of Phoenix’s percentage increased materially over the years prior to fiscal year 2010. This prior increase was primarily attributable to the increase in student loan limits effected by the Ensuring Continued Access to Student Loans Act of 2008 and expanded eligibility for and increases in the maximum amount of Pell Grants.
The decrease in the University of Phoenix 90/10 Rule percentage is attributable to changes in student mix and their associated available sources of tuition funding. As the University’s enrollment has declined in recent years, the proportion of its student body that uses a lower percentage of Title IV funds for eligible tuition and fees, such as students that receive tuition assistance from employers or that participate in military benefit programs, has increased. The University has also implemented various other measures in recent years intended to reduce the percentage of its cash basis revenue attributable to Title IV funds, including encouraging students to carefully evaluate the amount of necessary Title IV borrowing and continued focus on professional development and continuing education programs. The University has substantially no control over the amount of Title IV student loans and grants sought by or awarded to its students.
Based on recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2014. However, the 90/10 Rule percentage for University of Phoenix remains high and could exceed 90% in the future depending on the degree to which its various initiatives are effective, the impact of future changes in its enrollment mix, and regulatory and other factors outside our control, including any reduction in military benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation.
Various legislative proposals have been introduced in Congress that would heighten the requirements of the 90/10 Rule. For example, in January 2012, the Protecting Our Students and Taxpayers Act was introduced in the U.S. Senate and, if adopted, would reduce the 90% maximum under the rule to the pre-1998 level of 85%, cause tuition derived from military benefit programs to be included in the 85% portion under the rule instead of the 10% portion as is the case today, and impose Title IV ineligibility after one year of noncompliance rather than two. If these or similar proposals are adopted, University of Phoenix may be required to increase efforts and resources dedicated to reducing the percentage of cash basis revenue attributable to Title IV funds.
Any necessary further efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. In addition, we may be required to make structural changes to our business in the future in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make it more difficult to comply with other important regulatory requirements, such as the student loan cohort default rate regulations, which are discussed below.

An increase in student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.
To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The cohort default rates are published by the U.S. Department of Education approximately 12 months after the end of the applicable measuring period. Thus, in September 2013, the Department published the two-year cohort default rates for the 2011 cohort and the three-year cohort default rates for the 2010 cohort. As discussed below, the measurement period for the student loan cohort default rates has been increased from two to three years starting with the 2009 cohort; however both three-year and two-year cohort default rates are currently published until the transition to the three-year rate is completed.
For the two-year requirements that are effective through the 2011 cohort published in September 2013, educational institutions lose eligibility to participate in Title IV programs if their two-year cohort default rate equals or exceeds 25% for three consecutive cohort years or 40% for any given year. The Department began publishing the official three-year cohort default rates with the publication of the 2009 cohort default rate in September 2012. If an institution’s three-year cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, only the three-year rates will be applied for purposes of measuring compliance. Educational institutions will lose eligibility to participate in Title IV programs if their three-year cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years.
The cohort default rates for University of Phoenix, Western International University and for all proprietary postsecondary institutions for the applicable federal fiscal years were as follows:

	Two-Year Cohort Default Rates for Cohort Years Ended September 30,			Three-Year Cohort Default Rates for Cohort Years Ended September 30,
	2011	2010	2009	2010	2009	2008
University of Phoenix(1)	14.3%	17.9%	18.8%	26.0%	26.4%	21.1%
Western International University(1)	7.5%	7.7%	9.3%	10.8%	13.7%	16.3%
All proprietary postsecondary institutions(1)	13.6%	12.9%	15.0%	21.8%	22.7%	22.4%
(1) Based on information published by the U.S. Department of Education. The 2008 three-year cohort default rates are trial rates published by the Department for informational purposes only.
We believe that our efforts to shift our student mix to a higher proportion of bachelor’s and graduate level students and our investment in student protection initiatives and repayment management services will continue to stabilize and over time favorably impact our rates. As part of our repayment management initiatives, effective with the 2009 cohort, we engaged third-party service providers to assist our students who are at risk of default. These service providers contact students and offer assistance, which includes providing students with specific loan repayment information such as repayment options and loan servicer contact information, and they attempt to transfer these students to the relevant loan servicer to resolve their delinquency. In addition, we are intensely focused on student retention and enrolling students who have a reasonable chance to succeed in our programs, in part because the rate of default is higher among students who do not complete their degree program compared to students who graduate.
Based on our most recent trends, we expect that our 2011 three-year cohort default rates will be lower than the 2010 three-year cohort default rates. However, if our student loan default rates approach the applicable limits, we may be required to increase efforts and resources dedicated to improving these default rates. This is challenging because most borrowers who are in default or at risk of default are no longer students, and we may have only limited contact with them. Furthermore, recently there has been increased attention by members of Congress and others on default aversion activities of proprietary education institutions. If such attention leads to congressional or regulatory action restricting the types of default aversion assistance that educational institutions are permitted to provide, the default rates of our former students may be negatively impacted. Accordingly, there is no assurance that we would be able to effectively improve our default rates or improve them in a timely manner to meet the requirements for continued participation in Title IV funding if we experience a substantial increase in our student loan default rates.
If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.
Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Prior to July 1, 2011, such authorization was not specifically required for the institution’s students to become eligible for Title IV programs. Under the program integrity rules adopted by the Department effective July 1, 2011, institutions are required to obtain specific regulatory approval to operate in such states. University of Phoenix is specifically authorized to operate in all but two of the domestic jurisdictions in which it operates. In Hawaii and New Mexico, University of Phoenix has a physical presence and is qualified to operate through July 1, 2014 without specific state regulatory approval due to available state exemptions and annual waivers from the U.S. Department of Education. Each of these states must implement additional statutes or regulations in order for the University and other institutions to remain eligible for Title IV funds in respect of operations within the states.
If such implementation is not completed by the respective states, University of Phoenix could continue to operate in these states without specific state approval through July 1, 2014 or beyond if the U.S. Department of Education provides for additional waivers to take effect on and after July 1, 2014 and University of Phoenix obtains such further annual waivers. However, if we cannot obtain either specific authorization or an additional annual waiver for the period after July 1, 2014, our business could be adversely impacted.
The U.S. Department of Education gainful employment regulations may limit the programs we can offer students and increase our cost of operations.
Under the Higher Education Act, as reauthorized, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department published final regulations on gainful employment.
The final gainful employment rules defined - for the first time - the standards to measure “preparation for gainful employment in a recognized occupation.” The rules established three annual standards related to student loan borrowing by which gainful employment was to be measured for each academic program of study: (i) percentage of the program’s former students who entered repayment during the cohort period and are current in their student loan repayment, (ii) ratio of discretionary income to total student loan debt for the program’s completers and (iii) ratio of actual earnings to total student loan debt for the program’s completers. As adopted, the rules provided that an academic program that passed any one standard for a given year would be considered to be providing training leading to gainful employment. If an academic program failed all three metrics for a given year, the institution would be required to disclose the failure to existing and prospective students including the amount by which the program did not meet the minimum standards and describe the program’s plan for improvement. After two failures within three years, the institution would be required to inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program would lose eligibility to participate in Title IV programs for at least three years.
In addition, the rules as adopted required institutions to notify the Department at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations, and in some cases, would require that the Department approve the program.
These rules were vacated by the U.S. District Court for the District of Columbia on June 30, 2012. The court also vacated the rules requiring reporting to the Department of information about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. On July 30, 2012, the Department filed a motion asking the court to reinstate the requirement that institutions report information about student loan-repayment rates and debt-to-income ratios. The motion was denied on March 19, 2013.
The Court did not vacate the portion of the rules requiring proprietary postsecondary institutions to provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers beginning July 1, 2011. The disclosure requirements and the requirements for reporting information relating to our programs to the Department and to our students have increased our administrative burdens. These reporting requirements could adversely impact student enrollment, persistence and retention if our reported program information compares unfavorably with other reporting educational institutions.
A negotiated rulemaking committee was convened by the U.S. Department of Education in September 2013 specifically on the topic of gainful employment. Prior to the September 2013 committee meeting, the Department released draft regulations on gainful employment. The draft regulations provide for two metrics: an annual debt-to-earnings ratio, and a debt service-to-discretionary income ratio. As proposed, a program would become ineligible for Title IV funding if it fails both metrics in two out of any three consecutive years, or is in a specified “warning zone” for either metric in any four consecutive years. The timing and substance of final regulations dealing with gainful employment cannot be predicted at this time. If the final rules regarding gainful employment metrics are reinstated on appeal or the new draft rules are promulgated by the Department in a manner that withstands challenge, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors could reduce our ability to confidently offer or continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.
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
The U.S. Department of Education regulations specify extensive criteria an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the Department to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny or deny eligibility for Title IV programs. These criteria require, among other things, that the institution:

•	Comply with all applicable Title IV program regulations;

•	Have capable and sufficient personnel to administer the federal student financial aid programs;

•	Have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	Not have student loan cohort default rates above specified levels;

•	Have procedures in place for safeguarding federal funds;

•	Not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

•	Provide financial aid counseling to its students;

•
Refer to the Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs;

•	Submit in a timely manner all reports and financial statements required by the regulations; and

•	Not otherwise appear to lack administrative capability.
Furthermore, to participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department, or post a letter of credit in favor of the Department and possibly accept other conditions on its participation in Title IV programs. Pursuant to the Title IV regulations, each eligible higher education institution must satisfy a measure of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity, and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is also considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years, subject to additional monitoring and other consequences. If an institution does not achieve a composite score of at least 1.0, it can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, under which the institution must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education. The fiscal year 2013 composite scores for Apollo Group, University of Phoenix and Western International University were as follows:

Fiscal Year 2013 Composite Score
Apollo Group	2.6
University of Phoenix	2.5
Western International University	1.7
Under some circumstances, particularly if our composite scores approach 1.5 in the future, which could result from acquisitions, declines in our institutions’ profitability or other factors, we may be limited in our ability to deploy capital to effect one or more desirable transactions or initiatives due to the impact on our composite scores.
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
We operate physical and online educational institutions in the United Kingdom, Europe, Mexico, Chile and elsewhere, and we are actively seeking further expansion in other countries, including India, where we are developing a joint venture. Our operations in each of the relevant foreign jurisdictions are subject to regulatory requirements relating to education providers, as well as foreign businesses. Many foreign countries have not fully embraced the proprietary education model, and in other countries, proprietary education remains controversial. As a result, our foreign operations are subject to the political risk that existing regulations will be interpreted unfavorably or new regulations will be adopted that render our business model impractical. In addition, our non-U.S. operations are subject to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act which require extensive compliance vigilance on our part and, in some cases, puts our foreign operations at a competitive disadvantage with local companies. If one or more of our foreign operations ceases to be economically practical, we may be forced to discontinue such operations or seek a buyer, either of which might result in a substantial loss of value to Apollo Group.
Risks Related to Our Business
We face intense and increasing competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our business.
Postsecondary education in our existing and new market areas is highly competitive and is becoming increasingly so. We compete with traditional public and private two-year and four-year degree-granting regionally accredited colleges and universities, other proprietary degree-granting regionally accredited schools and alternatives to higher education. In addition, we face increasing competition from various emerging non-traditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses (so-called MOOCs) offered worldwide without charge by traditional educational institutions, synchronous massive online courses (SMOCs) offered worldwide for credit by traditional educational institutions, and other direct-to-consumer education services. Some of our competitors have greater financial and nonfinancial resources than we have and are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs are much lower at community colleges than at University of Phoenix. Also, like University of Phoenix, other proprietary educational institutions have begun to deploy pricing incentives to impact demand. We believe that price competition through targeted programs involving student scholarships and otherwise will increase throughout the industry in the future. We have implemented scholarships and discounts which reduce the amount of tuition we receive, and further downward pressure on our tuition rates may cause us to implement further pricing incentives, which will adversely affect our revenue.
In addition, an increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working learners. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we continue to face increasing competition from traditional colleges, including colleges with well-established reputations. Already, this type of competition is significant. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase.
Furthermore, the total postsecondary student population has recently declined, with the for-profit share disproportionately affected. Enrollment in Title IV postsecondary degree-granting institutions in spring 2013 decreased 2.3%, compared to spring 2012, with the largest decrease of 8.7% taking place among four-year for-profit institutions. Although the U.S. Department of Education projects that enrollment in degree-granting, postsecondary institutions will grow 13% over the ten-year period ending in the fall of 2021 to approximately 24.1 million students, this projected growth compares with a 33.7% increase reported in the prior ten-year period ended in 2011, when enrollment increased from 15.9 million students in 2001 to approximately 21.3 million students in 2011.
The combination of flat or declining postsecondary student population and increased capacity in the postsecondary education sector will further intensify competition.
This intense competition makes it more challenging for us to enroll students who are likely to succeed in our educational programs, which has contributed to the decline in recent years in our enrollment levels and put further downward pressure on our tuition rates. If we are not successful in adapting our business to meet these competitive challenges, our enrollment may continue to decline, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Changes we are making to our business to improve the student experience and more cost-effectively deliver services to our students may adversely affect our enrollment and operating results.
We are evaluating and making changes across a broad spectrum of our business and systems to improve the student experience and more cost-effectively deliver services to our students. In furtherance of this, we are implementing several important initiatives, including the following:

•	Incorporating career resources such as career planning tools and faculty support directly into the student learning experience to enhance the connection between education and careers;

•	Upgrading our learning and data platforms;

•	Piloting a new format of University of Phoenix’s University Orientation program;

•	Increasing use of full-time faculty in initial University of Phoenix courses; and

•	Streamlining and automating administrative processes, including student-facing processes.
These initiatives require significant time, energy and resources, and involve many significant interrelated and simultaneous changes in our processes and programs. We may not succeed in achieving our objectives of improving our services to students and reducing the cost of delivering services, due to organizational, operational, regulatory or other constraints. If our reengineering efforts are not successful, we may experience reduced enrollment, increased expense or other impacts on our business that materially and adversely impact our operating results and cash flows.
The reduction in the number of our on-ground locations could negatively impact our enrollment and operating results.
We are evaluating substantially all of our business processes, and reengineering them as necessary, to more efficiently support our business needs and objectives. In connection with this, University of Phoenix initiated a plan during fiscal year 2013 to close 115 locations. In part due to this reduction in locations, our non-faculty employee headcount decreased approximately 3,000 during fiscal year 2013 compared to the prior year. The closures will continue into fiscal year 2014 and beyond as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. Because of the rapidly evolving and transformational changes in higher education, the University continues to evaluate the extent, functionality and location of its ground facilities, and may close additional facilities in the future.
We have continued restructuring our business subsequent to August 31, 2013, which includes workforce reductions of approximately 500 non-faculty personnel.
We have recorded charges associated with this business optimization and will record further charges as we complete our plan to close on-ground locations. However, the actual costs that we will incur could be higher than expected and the benefits could be less than anticipated due to a number of factors, including:

•	Unanticipated requirements or expense of teach-out obligations for the ground facilities not yet closed;

•	Higher than expected lease exit costs, which are principally dependent on the amount and timing of sublease income associated with the facilities;

•	Employment claims associated with the reduction in workforce;

•	Higher costs than anticipated to deliver our core and other services after the closures; and

•	Unexpected costs or delays associated with regulatory compliance.
These restructuring activities may adversely impact our ability to grow our business, deliver services, enroll new students, retain key employees or comply with applicable laws and regulations, and may negatively impact employee morale or have other adverse consequences for our business which cannot now be predicted, any of which could materially and adversely impact our business, financial condition, results of operations and cash flows.

Our financial performance depends on our ability to continue to develop awareness among, and enroll and retain students; adverse publicity may negatively impact demand for our programs.
Building awareness of our schools and the programs we offer is critical to our ability to attract prospective students. Over the last several fiscal years, we have expended significant resources on marketing and we expect to do so in the future. If our schools are unable to successfully market and advertise their educational programs, our schools’ ability to attract and enroll prospective students in such programs could be adversely affected. It is also critical to our success that we convert these prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs.
The proprietary postsecondary education sector is under regulatory and other scrutiny which has led to media attention that has portrayed the sector in an unflattering light. This negative media attention may cause some prospective students to choose educational alternatives outside of the proprietary sector or may cause them to choose proprietary alternatives other than University of Phoenix, either of which could negatively impact our new enrollments.
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
Increasingly, employers demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork. The nature of the skills required can evolve rapidly in today’s changing economic and technological environment. Accordingly, it is important for our schools’ educational programs to evolve in response to economic and technological changes. The expansion of existing programs and the development of new programs may not be accepted by current or prospective students or the employers of our graduates. Even if our schools are able to develop acceptable new programs, our schools may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. In addition, we may be unable to obtain specialized accreditations or licensures that may make certain programs desirable to students. To offer a new academic program, we may be required to obtain federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for Title IV programs, a new academic program may need to be certified by the U.S. Department of Education. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our business, financial condition, results of operations and cash flows could be adversely affected.
Establishing new academic programs or modifying existing programs requires us to make investments, incur marketing expenses and reallocate other resources. We may have limited experience with the courses in new areas and may need to modify our systems and strategy or enter into arrangements with other educational institutions to provide new programs effectively and profitably. If we are unable to increase the number of students or offer new programs in a cost-effective manner, or are otherwise unable to manage effectively the operations of newly established academic programs, our business, financial condition, results of operations and cash flows could be adversely affected.
If the proportion of our students who enroll with, and accumulate, fewer than 24 credits increases, we may experience increased cost and reduced profitability.
Prior to fiscal year 2010, a substantial proportion of our overall growth arose from an increase in associate’s degree students enrolled in University of Phoenix. As a result of this, the proportion of our Degreed Enrollment composed of students who enroll with fewer than 24 credits increased. We experienced certain adverse effects from this shift, such as increases in student loan default rates. Although the proportion of our Degreed Enrollment composed of associate’s degree students decreased in recent fiscal years, the proportion of our bachelor’s degree students who enroll with fewer than 24 incoming credits has increased. If the proportion of our students with fewer than 24 incoming credits continues to increase, we may experience adverse consequences, such as higher cost per New Degreed Enrollment, lower retention rates and/or higher student services costs, an increase in the percentage of our revenue derived from Title IV funding under the 90/10 Rule, an increase in our student loan default rates, an increase in our bad debt expense, more limited ability to implement tuition price increases and other effects that may adversely affect our business, financial condition, results of operations and cash flows.
System disruptions and security threats to our computer networks or phone systems could have a material adverse effect on our business.
The performance and reliability of our computer network and phone systems infrastructure at our schools, including our online programs, is critical to our operations, reputation and ability to attract and retain students. From time to time we experience intermittent outages of the information technology systems used by our students and by our employees, including system-wide outages. Any computer system error or failure, regardless of cause, could result in a substantial outage that materially disrupts our online and ground operations. Not all of our critical systems are protected by a validated formal disaster recovery plan and redundant disaster recovery infrastructure at a geographically remote data center. We are continuing execution of our plan to implement disaster recovery infrastructure for our remaining critical systems to allow timely recovery from catastrophic failure. For those systems not yet protected, a catastrophic failure or unavailability for any reason of our principal data center may require us to replicate the function of this data center at our existing remote data facility or elsewhere, and could result in the loss of data. An event such as this may require service restoration activities that could take up to several weeks to complete.
We have upgraded or are in the process of upgrading a substantial portion of our key IT systems, including our student learning system, student services platform and corporate applications, and retiring the related legacy systems. Although these new systems are expected to improve the productivity, scalability, reliability and sustainability of our IT infrastructure, the transition from the legacy systems entails risk of unanticipated disruption or failure to fully replicate all necessary data processing and reporting functions, including in our core business functions.
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
In addition, we face an ever increasing number of threats to our computer systems, including unauthorized activity and access, malicious penetration, system viruses, malicious code and organized cyber-attacks, which could breach our security and disrupt our systems. These risks increase when we are making changes to our IT system, such as our substantial IT upgrade initiative currently underway and our frequent updates to enable instructional innovation and address new student populations. From time to time we experience security events and incidents, and these reflect an increasing level of sophistication, organization and innovation. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary and personally identifiable information or cause interruptions or malfunctions in operations, perhaps over an extended period of time prior to detection. As a result, we may be required to expend significant additional resources to protect against the threat of or alleviate problems caused by these system disruptions and security breaches. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we maintain insurance in respect of these types of events, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these events.

If we do not maintain existing, and develop additional, relationships with employers, our future growth may be impaired.
We currently have relationships with large employers to provide their employees with the opportunity to obtain degrees through us while continuing their employment. These relationships are an important part of our strategy as they provide us with a steady source of potential working learners for particular programs and also serve to increase our reputation among high-profile employers. In addition, programs in which employers directly pay tuition have a beneficial impact on our 90/10 Rule percentage calculation by reducing the proportion of our cash basis revenues attributable to Title IV funds. If we are unable to develop new relationships or further develop our existing relationships, if our existing relationships deteriorate or end, or if we are unable to offer programs that teach skills demanded by employers, our efforts to seek these sources of potential working learners may be impaired, and this could materially and adversely affect our business, financial condition, results of operations and cash flows.
If we cannot attract qualified new personnel or retain our existing senior management team, our business could be adversely affected.
Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities. Our future success also depends in large part on our continued ability to attract and retain qualified personnel. The loss of the services of our senior management for any reason could adversely affect our business and results of operations.
The President of University of Phoenix announced his retirement in September 2013, which will be effective upon the naming of his successor. In addition, since the March 2013 retirement of Apollo’s President and Chief Operating Officer, that role has been filled in an acting capacity, and since early in fiscal year 2013, the Provost of University of Phoenix has been filled in an acting capacity. We and University of Phoenix are in the process of conducting comprehensive searches to fill these positions. Competition for such personnel can be intense, and our ability to attract, select and hire new candidates may prove difficult, take more time than anticipated, and be costly. A lack of management continuity could also result in operational and administrative inefficiencies, make achievement of our strategic and management objectives more challenging and may make recruiting for future management positions more difficult. If we are unable to effectively manage our business through these management transitions our business and results of operation could be adversely affected.
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
During fiscal year 2011, we received notices from the Attorney General’s Office of each of Florida, Massachusetts and Delaware regarding their investigations under applicable consumer protection laws of the business practices at University of Phoenix. We received an additional notice from Massachusetts in fiscal year 2013. We believe that there may be an informal coalition of states considering investigations into recruiting practices and the financing of education at proprietary educational institutions, which may or may not include these three states. The consumer protection laws of states are broad and subject to substantial interpretation. If our past or current business practices at University of Phoenix are found to violate applicable consumer protection laws, we could be subject to monetary fines or penalties and possible limitations on the manner in which we conduct our business, which could materially and adversely affect our business, financial condition, results of operations and cash flows. To the extent that more states commence such investigations or multiple states act in a concerted manner, the cost of responding to these inquiries and investigations could increase significantly and the potential impact on our business would be substantially greater.

We are also subject to various other lawsuits, investigations and claims, covering a range of matters. Refer to Note 17, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference, for further discussion of pending litigation and other proceedings. In addition, changes in our business and pending actions by regulators and accreditors may increase the risk of claims by our shareholders.
We cannot predict the ultimate outcome of these matters and expect to incur significant defense costs and other expenses in connection with them. Such costs and expenses could have a material adverse effect on our business, financial condition, results of operations and cash flows and the market price of our common stock. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, or may be required to pay substantial fines or penalties, any of which could have a further material adverse effect on our business, financial condition, results of operations and cash flows. An adverse outcome in any of these matters could also materially and adversely affect our licenses, accreditations and eligibility to participate in Title IV programs.
Our acquisitions may not be successful and may result in additional debt or dilution to our shareholders, which could adversely affect our business.
As part of our growth strategy, we are actively considering acquisition opportunities worldwide. We have acquired and expect to acquire additional proprietary educational institutions that complement our strategic direction, some of which could be material. Any acquisition involves significant risks and uncertainties, including:

•	Inability to successfully integrate the acquired operations, including the information technology systems, into our institutions and maintain uniform standards, controls, policies and procedures;

•	Inability to successfully operate and grow the acquired businesses, including, with respect to BPP, risks related to:

•	Damage to BPP’s reputation, including as a result of unfavorable public opinion in the United Kingdom regarding proprietary schools and ownership of BPP by a U.S. company; and

•
Uncertainty of future enrollment relating to BPP’s recently established Business School, reduced demand for professional degrees, increased competition for professional examinations training, changes in the content of or procedures for professional examinations or other factors.

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
Acquisitions are inherently risky. We have experienced many challenges in connection with our previous acquisitions and cannot be certain that any future acquisitions will be successful and will not materially adversely affect our business, financial condition, results of operations and cash flows. We may not be able to identify suitable acquisition opportunities, acquire institutions on favorable terms, or successfully integrate or profitably operate acquired institutions. Future transactions may involve use of our cash resources, issuance of equity or debt securities, incurrence of other forms of debt or a significant increase in our financial leverage, which could adversely affect our business, financial condition, results of operations and cash flows, especially if the cash flows associated with any acquisition are not sufficient to cover the additional debt service and could negatively impact our compliance with the U.S. Department of Education composite score measure of financial responsibility. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted. In addition, our acquisition of an educational institution could be considered a change in ownership and control of the acquired institution under applicable regulatory standards. For such an acquisition in the U.S., we may need approval from the U.S. Department of Education and applicable state agencies and accrediting agencies and possibly other regulatory bodies. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our expansion into new markets outside the U.S. subjects us to risks inherent in international operations.
As part of our growth strategy, we have acquired universities outside the U.S. and we intend to actively pursue further acquisitions. To the extent that we make such acquisitions, we will face risks that are inherent in international operations, including:

•	Complexity of operations across borders;

•	Compliance with foreign regulatory environments, including laws and regulations hindering for-profit education enterprises;

•	Changes in existing laws to prohibit or restrict for-profit education, whether arising from public discontent or otherwise;

•	Currency exchange rate fluctuations and/or price controls or restrictions on exchange of foreign currencies;

•	Monetary policy risks, such as inflation, hyperinflation and deflation;

•
Potential political and economic instability in the countries in which we operate, including potential student uprisings such as the 2011 student protests in London against tuition increases and the recent student protests in Chile against for-profit education;

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
We may become party to disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. For example, third parties may allege that we have infringed upon or not obtained sufficient rights in the technologies used in our educational delivery systems, the content of our courses or other training materials or in our ownership or uses of other intellectual property claimed by that third-party. Some third-party intellectual property rights may prove to be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our various liability insurance coverages, if any, may not cover potential claims of this type adequately or at all, and we may be required to alter the design and operation of our systems or the content of our courses or pay monetary damages or license fees to third parties, which could have a material adverse affect on our business, financial condition, results of operations and cash flows. Refer to Note 17, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data, for a description of pending patent litigation.

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
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our educational institutions collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third-party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy, and the increased availability and use of mobile data devices by our employees and students increases the risk of unintentional disclosure of personal information. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot ensure that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state attorneys, general and private litigants, and any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our U.S. federal income tax return for fiscal year 2011 is currently under review by the Internal Revenue Service. In addition, we are subject to numerous ongoing audits by state, local and foreign tax authorities. Although we believe our tax accruals are reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.
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
Item 1B - Unresolved Staff Comments
None.

Item 2 - Properties
Our corporate headquarters are principally located in Phoenix, Arizona. As of August 31, 2013, we used 328 facilities representing 8.5 million square feet as follows:

	Leased		Owned
	Square Feet	# of Properties	Square Feet	# of Properties
University of Phoenix(1)	6,079,775	209	—	—
Apollo Global(2)	443,499	49	598,245	16
Other(3)	1,343,265	54	—	—
	7,866,539	312	598,245	16
(1) University of Phoenix has campus locations and learning centers throughout the U.S., including the Commonwealth of Puerto Rico.
(2) Apollo Global’s properties are principally located in the United Kingdom, Mexico and Chile.
(3) The substantial majority of Other properties is office space located in the U.S.
Our properties consist of both office and dual purpose space, which includes classroom and office facilities. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time to time on a short-term basis in order to provide specific courses or programs. We evaluate current utilization of our educational facilities and projected enrollment to determine facility needs.
During fiscal year 2013, University of Phoenix initiated a plan to realign its ground locations throughout the U.S., which includes closing 115 locations (approximately two million square feet). As of August 31, 2013, the University has closed approximately two-thirds of the locations included in the plan, with the remaining locations expected to be closed as regulatory approvals are obtained and as teach-out obligations are satisfied. The properties in the above table include locations in the University of Phoenix realignment plan for which we still have a remaining lease obligation as of August 31, 2013. These properties represent approximately 1.1 million of the square feet in the above table.
Because of the rapidly evolving and transformational changes in higher education, University of Phoenix continues to evaluate the extent, functionality and location of its ground facilities, and may close additional facilities in the future. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3 - Legal Proceedings
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
A description of pending litigation, settlements, and other proceedings that are outside the scope of ordinary and routine litigation incidental to our business is provided under Note 17, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.
Item 4 - Mine Safety Disclosures
Not applicable.
PART II
Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Apollo Group Class A common stock trades on the NASDAQ Global Select Market under the symbol “APOL.” The holders of our Apollo Group Class A common stock are not entitled to any voting rights.
There is no established public trading market for our Apollo Group Class B common stock and all shares of our Apollo Group Class B common stock are beneficially owned by affiliates.

The following sets forth the high and low bid share prices for our Apollo Group Class A common stock as reported by the NASDAQ Global Select Market:

	2013		2012
	High	Low	High	Low
First Quarter	$30.41	$18.36	$50.02	$37.08
Second Quarter	$22.48	$16.80	$58.29	$42.29
Third Quarter	$21.91	$15.98	$43.80	$30.93
Fourth Quarter	$22.91	$16.89	$38.34	$25.77
Holders
As of August 31, 2013, there were approximately 228 registered holders of record of Apollo Class A common stock and four registered holders of record of Apollo Class B common stock. A substantially greater number of holders of Apollo Group Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Although we are permitted to pay dividends on our Apollo Class A and Apollo Class B common stock, we have never paid cash dividends on our common stock. Dividends are payable at the discretion of the Board of Directors, and the Articles of Incorporation treat the declaration of dividends on the Apollo Class A and Apollo Class B common stock in an identical manner as follows: holders of our Apollo Class A common stock and Apollo Class B common stock are entitled to receive cash dividends, if and to the extent declared by the Board of Directors, payable to the holders of either class or both classes of common stock in equal or unequal per share amounts, at the discretion of the Board of Directors. We have no current plan to pay dividends in the near-term. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition and other factors the Board of Directors may consider relevant.
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
As of August 31, 2013, $250 million remained available under our share repurchase authorization. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

The following details changes in our treasury stock during the three months ended August 31, 2013:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase Under the Plans or Programs
Treasury stock as of May 31, 2013	75,653	$50.87	75,653	$250,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(5)	50.87	(5)	—
Treasury stock as of June 30, 2013	75,648	$50.87	75,648	$250,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(424)	50.87	(424)	—
Treasury stock as of July 31, 2013	75,224	$50.87	75,224	$250,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(42)	50.87	(42)	—
Treasury stock as of August 31, 2013	75,182	$50.87	75,182	$250,000

Company Stock Performance
The following graph compares the five-year cumulative total return attained by shareholders on Apollo Class A common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of five companies that includes: Career Education Corporation, Corinthian Colleges, Inc., DeVry Inc., ITT Educational Services, Inc., and Strayer Education, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the S&P 500 Index, and in the peer group on August 31, 2008, and its relative performance is tracked through August 31, 2013. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Apollo Group, Inc., the S&P 500 Index and a Peer Group
* $100 invested on August 31, 2008 in stock and index, including reinvestment of dividends. Fiscal year ending August 31.
Source: Standard & Poor’s.

	8/08	8/09	8/10	8/11	8/12	8/13
Apollo Group, Inc.	100	102	67	74	42	29
S&P 500 Index	100	82	86	102	120	142
Peer Group	100	113	69	71	33	36
The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6 - Selected Consolidated Financial Data
The following selected consolidated financial data is qualified by reference to and should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand factors that may affect the comparability of the information presented below. The consolidated balance sheets data as of August 31, 2013 and 2012 and the consolidated statements of income data for fiscal years 2013, 2012 and 2011 were derived from the audited consolidated financial statements, included herein. The consolidated balance sheets data as of August 31, 2011, 2010 and 2009 and the consolidated statements of income data for fiscal years 2010 and 2009 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.
Consolidated Balance Sheets Data:

	As of August 31,
($ in thousands)	2013	2012	2011	2010	2009
Cash and cash equivalents	$1,414,485	$1,276,375	$1,571,664	$1,284,769	$968,246
Restricted cash and cash equivalents	259,174	318,334	379,407	444,132	432,304
Marketable securities	105,809	—	—	—	—
Long-term restricted cash and cash equivalents	—	—	—	126,615	—
Total assets	2,997,947	2,868,322	3,269,706	3,601,451	3,263,377
Current liabilities	1,570,315	1,655,039	1,655,287	1,793,511	1,755,278
Long-term debt	64,004	81,323	179,691	168,039	127,701
Long-term liabilities	245,619	207,637	190,739	251,161	155,785
Total equity	1,118,009	924,323	1,243,989	1,388,740	1,224,613
Consolidated Statements of Income Data:

	Year Ended August 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Net revenue	$3,681,310	$4,253,337	$4,711,049	$4,906,613	$3,953,566
Operating income(1)	427,414	676,337	955,858	1,008,715	1,065,935
Income from continuing operations	248,965	383,183	529,087	535,467	610,207
Net income	248,965	417,006	535,796	521,581	593,830
Net income attributable to Apollo	248,526	422,678	572,427	553,002	598,319
Earnings (loss) per share - Basic:
Continuing operations attributable to Apollo	$2.20	$3.24	$4.01	$3.73	$3.90
Discontinued operations attributable to Apollo	—	0.24	0.04	(0.09)	(0.11)
Basic income per share attributable to Apollo	$2.20	$3.48	$4.05	$3.64	$3.79
Earnings (loss) per share - Diluted:
Continuing operations attributable to Apollo	$2.19	$3.22	$4.00	$3.71	$3.85
Discontinued operations attributable to Apollo	—	0.23	0.04	(0.09)	(0.10)
Diluted income per share attributable to Apollo	$2.19	$3.45	$4.04	$3.62	$3.75
Basic weighted average shares outstanding	112,712	121,607	141,269	151,955	157,760
Diluted weighted average shares outstanding	113,285	122,357	141,750	152,906	159,514
(1) Operating income includes:

•	Restructuring and other charges of $198.6 million, $38.7 million and $22.9 million in fiscal years 2013, 2012 and 2011, respectively;

•	Litigation (credit) charge, net of $(24.6) million, $4.7 million, $(12.0) million, $178.0 million and $80.5 million in fiscal years 2013, 2012, 2011, 2010 and 2009, respectively; and

•	Goodwill and other intangibles impairment of $16.8 million, $219.9 million and $184.6 million in fiscal years 2012, 2011 and 2010, respectively.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data.
Overview
Apollo is one of the world’s largest private education providers and has been a provider of education services since 1973. We believe that our success depends on providing high quality educational products and services to students at the right value to maximize the benefits of their educational experience. We offer educational programs and services, online and on-campus, at the undergraduate, master’s and doctoral levels. Our principal learning platforms include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings Limited (“BPP”);

•	Universidad Latinoamericana (“ULA”);

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”); and

•	Indian Education Services Private Ltd.

•	Western International University, Inc. (“Western International University,” or “WIU”);

•	Institute for Professional Development (“IPD”);

•	The College for Financial Planning Institutes Corporation (“CFFP”);

•	Carnegie Learning, Inc. (“Carnegie Learning”); and

•	Apollo Lightspeed.
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2013, University of Phoenix represented 90% of our total consolidated net revenue and generated more than 100% of our operating income, and 83% of the University’s cash basis revenue for eligible tuition and fees was derived from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”), as calculated under the 90/10 Rule.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
Rapidly Evolving and Highly Competitive Education Industry. The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, rising costs of education and increased focus on affordability, price competition and other factors that challenge many of the core principles underlying the industry. We believe University of Phoenix enrollment has been adversely impacted by these changes as discussed below in Results of Operations of this MD&A.

We are adapting our business to meet these rapidly evolving developments. We are working to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at the right value. In addition, we have increased our use of scholarships and discounts to improve our value proposition to prospective students. Certain of our initiatives under consideration, including some of those described below, could adversely impact our operating results, especially in the short-term.

•
Education to Careers Value Proposition. We believe it is critical that we demonstrate a compelling and cost-effective relationship between our educational offerings and improvement in our graduates’ prospects for employment in their field of choice or advancement within their existing careers. This is our key value proposition to prospective students. Our goal is to provide programs that offer specialized skills in high-growth industries and careers. We have launched career-oriented tools and continue to increase career connections and relationships to meet student and employer needs. To ensure we offer relevant workforce skills, we are working with industry experts and employers to develop and incorporate curriculum changes. We are also redesigning our programs to allow students to earn credentials and/or certificates they can use in the workplace as they are earning their ultimate degree goal.

•
Student Retention. We are focused on improving student retention by tailoring our programs to more effectively attract those students who can succeed in our educational programs. In addition, we are implementing several initiatives to improve retention, including:

•	Increasing use of full-time faculty in initial University of Phoenix courses;

•	Piloting a new format of University of Phoenix’s University Orientation program;

•	Modified entry course structure and sequencing;

•	Enhancement of our adaptive learning math tools for students;

•	Targeted scholarships; and

•	Redesigning our programs to allow students to earn credentials and/or certificates they can use in the workplace as they are earning their ultimate degree goal.
A number of these initiatives depend on successful implementation of multiple significant information technology system upgrades and changes, which may require more time or resources than we currently anticipate for full deployment. Any such delays or increased funding requirements could impact our ability to improve our student retention rates in the near-term.

•
Business Process Reengineering. We remain focused on continuing the reengineering of our business processes and refining our educational delivery systems to improve the effectiveness of our services to students, and to reduce the size of our services infrastructure and associated operating expenses to align with our reduced enrollment. These activities include the following:

•
University of Phoenix Campus Closures. Beginning in fiscal year 2013, University of Phoenix began implementing a plan to close 115 of its ground locations, after which the University will operate ground campus facilities in 111 locations in 36 states, the District of Columbia and the Commonwealth of Puerto Rico. As of August 31, 2013, University of Phoenix has closed nearly two-thirds of the locations included in these plans and the remaining closures will continue into fiscal year 2014 and beyond as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. Because of the rapidly evolving and transformational changes in higher education, the University continues to evaluate the extent, functionality and location of its ground facilities, and may close additional facilities in the future.

•	Services. In addition to the ground facility closures, we have begun multiple initiatives to streamline, automate where appropriate, and enhance our administrative and student-facing student services.
As of August 31, 2013, we have incurred $260.2 million of cumulative restructuring and other charges associated with our restructuring activities. We have continued restructuring our business subsequent to August 31, 2013, which includes workforce reductions of approximately 500 non-faculty personnel. We expect to incur approximately $50 million of future restructuring charges for the initiatives announced to date. The majority of these charges represent lease related costs associated with closing University of Phoenix campuses, and will be incurred as the University obtains the necessary regulatory approvals and completes its teach-out obligations. We expect to incur the majority of the $50 million in fiscal year 2014 and the remainder in future years.
Our costs that are more variable in nature represent approximately 14% of our net revenue and are included in Instructional and student advisory on our Consolidated Statements of Income. Due principally to our cost optimization and restructuring activities in recent years, our fiscal year 2013 operating costs that have historically been more fixed in nature decreased approximately $350 million compared to fiscal year 2012. In fiscal year 2014, we expect to further reduce our fixed operating costs by a minimum of $300 million, which would result in a total decline of $650 million, or 18%, from the our fiscal year 2012 cost base.
Refer to Results of Operations in this MD&A and Part I, Item 1A, Risk Factors - Risks Related to Our Business - The reduction in the number of our on-ground locations could negatively impact our enrollment and operating results, for further discussion.

•
Expansion into New Markets. We believe that learners worldwide can benefit from our career-focused education offerings. We are working to expand our global operations so that they become an increasingly significant portion of our consolidated operating results, and are exploring new opportunities for growth in other non-traditional higher education and service offerings. To date, we have acquired educational institutions in the United Kingdom, Mexico and Chile, and are developing a joint venture intended to provide educational services and programs in India. The integration and operation of acquired businesses in foreign jurisdictions entails substantial regulatory, market and execution risks and such acquisitions may not be accretive for an extended period of time, if at all, depending on the circumstances.

•
Information Technology. We are upgrading a substantial portion of our key IT systems, including our student learning system, student services platform and corporate applications, and retiring the related legacy systems. We believe that these new systems will improve the productivity, scalability, reliability and sustainability of our IT infrastructure and improve the student experience. However, the transition from our legacy systems entails risk of unanticipated disruption, including disruptions in our core business functions that could adversely impact our business. Refer to Part I, Item 1A, Risk Factors - Risks Related to Our Business - System disruptions and security threats to our computer networks or phone systems could have a material adverse effect on our business.

•
Regulatory Environment. The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1, Business, and Item 1A, Risk Factors.

•
The Higher Learning Commission Accreditation Reaffirmation. In July 2013, the accreditation of University of Phoenix was reaffirmed by The Higher Learning Commission, its institutional accreditor (“HLC”), through the 2022-2023 academic year. At the same time, HLC placed the University on Notice status for a two-year period, due to concerns regarding governance, student assessment and faculty scholarship/research for doctoral programs. Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. We believe the imposition of the sanction of Notice on University of Phoenix could adversely impact our business. See discussion of these risks in Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - If we fail to maintain our institutional accreditation, we could lose our ability to participate in Title IV programs, which would materially and adversely affect our business.

In July 2013, the accreditation of Western International University also was reaffirmed by HLC through the 2022-2023 academic year, and Western International University was placed on Notice status for a two-year period due to concerns relating to governance, student assessment and faculty.

•
U.S. Congressional Hearings and Financial Aid Funding. In recent years, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education and we expect this focus to continue. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the next required reauthorization of the federal Higher Education Act. The current reauthorization expired September 30, 2013, but was extended automatically to September 30, 2014. In addition, financial aid programs are a potential target for reduction as Congress addresses the historic U.S. budget deficit. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income. Refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Action by the U.S. Congress to revise the laws governing federal student financial aid programs or reduce funding for those programs, including changes applicable only to proprietary educational institutions, could reduce our enrollment and increase our costs of operation.

In addition to possible reductions in federal student financial aid, certain military financial aid may be reduced as military branches address decreased funding. Reductions and/or changes in military financial aid could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage.

•
Program Participation Agreement. University of Phoenix’s Title IV Program Participation Agreement expired December 31, 2012. The University has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis until the Department completes its review. However, we cannot predict whether, or to what extent, the imposition of the Notice sanction by The Higher Learning Commission might have on this process.

•
U.S. Department of Education Rulemaking Initiative. Negotiated rulemaking public hearings were held by the U.S. Department of Education in May and June 2013. Topics included cash management of Title IV program funds, state authorization for programs offered through distance education or correspondence education, and gainful employment, among others. The negotiated rulemaking process is expected to produce new regulations which could be effective as soon as July 1, 2014. More information can be found at
http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/index.html.
A negotiated rulemaking committee was convened by the Department in September 2013 specifically on the topic of gainful employment. Prior to the September 2013 committee meeting, the Department released new draft regulations on gainful employment. Under the draft regulations, programs would have to pass one of two metrics: the annual debt-to-earnings ratio, or the debt-to-discretionary income ratio. If either of the metrics is within a specified zone, students would receive debt warnings. As proposed, a program would become ineligible for Title IV funding if it fails two out of three years or does not pass in any one of four years. More information can be found at
http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/gainfulemployment.html

•
90/10 Rule. To remain eligible to participate in Title IV programs, proprietary institutions of higher education must comply with the so-called “90/10 Rule” under the Higher Education Act, as reauthorized, and must derive 90% or less of their cash basis revenue, as defined in the rule, from Title IV programs. The 90/10 Rule percentages for University of Phoenix were the following for the respective periods:

	Year Ended August 31,
	2013	2012	2011(1)
University of Phoenix	83%	84%	86%
(1) Calculated excluding the temporary relief from the impact of loan limit increases, which was allowable for amounts received and applied to eligible charges between July 1, 2008 and June 30, 2011 that were attributable to the increased annual loan limits.
Based on recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2014. However, the 90/10 Rule percentage for University of Phoenix remains high and could exceed 90% in the future depending on the degree to which its various initiatives are effective, the impact of future changes in its enrollment mix, and regulatory and other factors outside our control, including any reduction in military benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation. Refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of revenues derived from those programs is too high, in which event we could not conduct our business as it is currently conducted.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Educational institutions will lose eligibility to participate in Title IV programs if their three-year cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. The three-year cohort default rates for University of Phoenix for the applicable federal fiscal years were as follows:

	Three-Year Cohort Default Rates for Cohort Years Ended September 30,
	2010	2009	2008
University of Phoenix(1)	26.0%	26.4%	21.1%
(1) Based on information published by the U.S. Department of Education. The 2008 three-year cohort default rate is a trial rate published by the Department for informational purposes only.
Based on our most recent trends, we expect that our 2011 three-year cohort default rate will be lower than the 2010 three-year cohort default rate. However, if our student loan default rates approach the applicable limits, we may be required to increase efforts and resources dedicated to improving these default rates. Refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - An increase in student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.
For a more detailed discussion of our business, industry and risks, refer to Item 1, Business, and Item 1A, Risk Factors.

Fiscal Year 2013 Significant Events
In addition to the items mentioned above, we experienced the following significant events during fiscal year 2013 and to date:

1.
Purchase of Noncontrolling Interest. During the first quarter of fiscal year 2013, we purchased the 14.4% noncontrolling ownership interest in Apollo Global from The Carlyle Group. We paid $42.5 million cash, plus a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As a result of the transaction, Apollo Group owns 100% of Apollo Global. Refer to Note 14, Shareholders’ Equity in Item 8, Financial Statements and Supplementary Data.

2.	Executive Management Changes. We experienced the following executive management changes:

•	Joseph L. D’Amico resigned as President in March 2013 and retired from his position of Executive Vice President and Advisor to the Chief Executive Officer in September 2013; and

•	Curtis M. Uehlein was appointed as our Acting Chief Operating Officer in April 2013, and also serves as President of Apollo Global.

•	William J. Pepicello announced his retirement from his position as President of the University of Phoenix, effective upon the naming of a successor.

3.	Board of Directors Changes. We experienced the following changes on our Board of Directors during fiscal year 2013:

•	Dr. John Sperling, our founder and Executive Chairman, announced his retirement as Executive Chairman and a director effective December 31, 2012;

•	Our Board of Directors elected Peter Sperling, formerly Vice Chairman of the Board of Directors, to succeed Dr. John Sperling as Chairman of our Board of Directors, effective December 31, 2012;

•
Our Board of Directors elected Terri Bishop, a member of the Board of Directors and formerly Executive Vice President, Integrated Academic Strategies and Senior Advisor to the Chief Executive Officer, to succeed Peter Sperling as Vice Chair of the Board of Directors, effective December 31, 2012;

•	Matthew Carter, Jr. was appointed to our Board of Directors on December 13, 2012 and sits on the audit and finance committees of the Board of Directors;

•
K. Sue Redman, a member of our Board of Directors and Audit Committee Chair, chose not to stand for reelection at the annual meeting of our Class B shareholders and therefore her term of service ended on January 8, 2013;

•	George A. Zimmer, a member of our Board of Directors, resigned on March 21, 2013; and

•	Margaret Spellings, a member of our Board of Directors, resigned effective August 31, 2013.

4.
BPP Accreditation and University Status. In March 2013, the Quality Assurance Agency for Higher Education in the U.K. approved BPP University of Professional Studies’ accreditation for the next six years, which is the maximum allowable period. The next accreditation review is scheduled during the 2018-2019 school year. Additionally, BPP University was awarded the title of “University” by the U.K. in July 2013.

5.
Western International University. In June 2013, WIU announced a shift in its pricing structure along with a new online course delivery method designed to provide students with a more manageable and affordable higher education solution. The new pricing structure allows WIU students to complete programs at half the cost previously incurred by WIU students, and allows prospective students to test the academic experience before they formally enroll. The education delivery method incorporates multimedia content delivery, knowledge checks and enhanced engagement with instructors and other students to put the learning in practical context. We believe this shift will improve the student experience and further differentiate WIU.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make certain estimates, assumptions and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting policies involve a higher degree of judgments, estimates and complexity, and are detailed below.

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
Net revenue consists principally of tuition and fees associated with different educational programs and related educational materials, and is presented net of discounts. Tuition benefits for our employees and their eligible dependents are included in net revenue and instructional and student advisory expenses, and were $53.4 million, $71.1 million and $97.0 million during fiscal years 2013, 2012 and 2011, respectively. The following presents the components of our net revenue, and each component as a percentage of total net revenue, for the respective periods:

	Year Ended August 31,
($ in thousands)	2013		2012		2011
Tuition and educational services revenue	$3,622,767	99%	$4,124,629	97%	$4,549,010	96%
Educational materials revenue	252,441	7%	294,499	7%	320,780	7%
Services revenue	45,602	1%	56,981	1%	76,500	2%
Other revenue	42,816	1%	33,192	1%	23,139	—%
Gross revenue	3,963,626	108%	4,509,301	106%	4,969,429	105%
Discounts	(282,316)	(8)%	(255,964)	(6)%	(258,380)	(5)%
Net revenue	$3,681,310	100%	$4,253,337	100%	$4,711,049	100%
We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, our fees or price to the customer is fixed and determinable, and collectibility is reasonably assured.

•
Tuition and educational services revenue encompasses both online and on-campus delivery modes. We recognize tuition and educational services revenue over the period of instruction as services are delivered to students, which varies depending on the program structure.

•
Educational materials revenue encompasses online course materials delivered to students over the period of instruction and the sale of various books, study texts, course notes, and CDs. We recognize revenue associated with online materials over the period of the related course to correspond with delivery of the materials to students. We recognize revenue for the sale of other educational materials when they have been delivered to and accepted by students or other customers.

•
Services revenue represents net revenue generated by IPD, which provides program development, administration and management consulting services to private colleges and universities (“IPD Client Institutions”) to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, certain student admissions services, accounting, and administrative services. Prior to July 1, 2011, IPD was typically paid a portion of the tuition revenue generated from these programs, and the portion of service revenue to which IPD was entitled under the terms of the contract was recognized as the services were provided. As a result of U.S. Department of Education regulations that became effective on July 1, 2011, IPD’s revenue is generated based on fixed fee contracts with IPD Client Institutions and is recognized in accordance with the terms of the respective agreements as services are provided. The term for IPD’s contracts range up to ten years with provisions for renewal thereafter.

•
Other revenue includes net revenue generated by Carnegie Learning since its acquisition in fiscal year 2012, fees students pay when submitting an enrollment application and non-tuition generating revenues such as renting classroom space. Enrollment application fees are deferred and recognized over the average length of time a student remains enrolled in a program of study along with the related application costs associated with processing the applications.

•
Discounts reflect reductions in charges for tuition or other fees from our standard rates and include military, corporate, and other employer discounts, along with institutional scholarships, grants and promotions. Discounts are generally recognized over the period of instruction in the same manner as the related revenue to which the discount relates.

University of Phoenix’s refund policy permits students who attend 60% or less of a course to be eligible for a refund for the portion of the course they did not attend. Refunds result in a reduction in deferred revenue during the period that a student drops or withdraws from a class because associated tuition revenue is recognized over the period of instruction as the services are delivered. This refund policy applies to students in most, but not all states, as some states require different policies.
Net revenue generally varies from period to period based on several factors, including the aggregate number of students attending classes, the number of classes held during the period, and the tuition price per credit.
Sales tax collected from students is excluded from net revenue. Collected but unremitted sales tax is included as a liability on our Consolidated Balance Sheets and is not material to our consolidated financial statements.
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
Our estimation methodology uses a statistical model that considers a number of factors that we believe impact whether receivables will become uncollectible based on our collections experience. These factors include, but are not limited to, the student’s academic performance and previous college experience as well as other student characteristics such as degree level and method of payment. We also monitor and consider external factors such as changes in the economic and regulatory environment. We routinely evaluate our estimation methodology for adequacy and modify it as necessary. In doing so, we believe our allowance for doubtful accounts reflects the amount of receivables that will become uncollectible by considering our most recent collections experience, changes in trends and other relevant facts.
We recorded bad debt expense of $83.8 million, $146.7 million and $181.3 million during fiscal years 2013, 2012 and 2011, respectively. Our allowance for doubtful accounts was $59.7 million and $107.2 million as of August 31, 2013 and 2012, respectively, which approximated 25% and 37% of gross student receivables as of the respective dates. For the purpose of sensitivity:

•	a one percent change in our allowance for doubtful accounts as a percentage of gross student receivables as of August 31, 2013 would have resulted in a pre-tax change in income of $2.4 million; and

•	if our bad debt expense were to change by one percent of net revenue for the fiscal year ended August 31, 2013, we would have recorded a pre-tax change in income of approximately $36.8 million.
For a discussion of the decrease in bad debt expense in recent years, refer to Results of Operations below.
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
Our intangibles are recorded at fair market value on their acquisition date and principally include trademarks, technology, customer relationships and foreign regulatory accreditations and designations. We assign indefinite lives to intangibles that we believe have the continued ability to generate cash flows indefinitely; have no legal, regulatory, contractual, economic or other factors limiting the useful life of the respective intangible; and we intend to renew the respective intangible and renewal can be accomplished at little cost. Finite-lived intangibles are amortized on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the asset are consumed. The weighted average original useful life of our $30.1 million of finite-lived intangibles as of August 31, 2013 was 4.9 years.
We assess goodwill and indefinite-lived intangibles at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit or indefinite-lived intangible below its carrying amount. We perform our annual indefinite-lived intangibles impairment tests on the same dates that we perform our annual goodwill impairment tests for the respective reporting units. In performing our impairment tests, we first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible, as applicable, is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the following quantitative impairment tests:

•
Goodwill - We compare the estimated fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, we perform a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.

•
Indefinite-lived intangibles - We compare the estimated fair value of the intangible with its carrying value. If the carrying value of the intangible exceeds its fair value, an impairment loss is recognized in the amount of that excess.

Our goodwill and indefinite-lived intangibles by reporting unit are summarized below:

($ in thousands)	Annual Impairment Test Date	Goodwill as of August 31,		Indefinite-lived Intangibles as of August 31,
		2013	2012	2013	2012
University of Phoenix(1)	May 31	$71,812	$71,812	$—	$14,100
Apollo Global
BPP	July 1	—	—	84,739	86,410
ULA	May 31	14,917	14,642	2,342	2,352
UNIACC	May 31	—	—	951	998
Other
CFFP	August 31	15,310	15,310	—	—
Western International University	May 31	1,581	1,581	—	—
Carnegie Learning(1)	May 31	—	—	14,100	—
Total		$103,620	$103,345	$102,132	$103,860
(1) During the fourth quarter of fiscal year 2013, we revised our internal management reporting structure and determined Carnegie Learning is an operating segment based on the changes. Accordingly, Carnegie Learning is no longer included in our University of Phoenix reporting unit. We did not allocate any of the University of Phoenix reporting unit goodwill to Carnegie Learning because Carnegie Learning’s fair value is immaterial compared to University of Phoenix. Additionally, we evaluated University of Phoenix’s goodwill for impairment following the change and concluded that it was more likely than not that the fair value of University of Phoenix was greater than its carrying value.
The process of evaluating goodwill and indefinite-lived intangibles for impairment is subjective and requires significant judgment at many points during the analysis. If we elect to perform an optional qualitative analysis, we consider many factors including, but not limited to, general economic conditions, industry and market conditions, our market capitalization, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the most recent fair value analysis for either the reporting unit or respective intangible.
When performing a quantitative goodwill impairment test, we determine the fair value of reporting units using an income-based approach consisting of a discounted cash flow valuation method, a market-based approach or a combination of both methods. The fair value determination consists primarily of using unobservable inputs under the fair value measurement standards, and we believe our related assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, the amounts and timing of expected future cash flows for each reporting unit, the discount rate applied to those cash flows, terminal growth rates, selection of comparable market multiples and applying weighting factors when multiple valuation methods are used. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives. The discount rate used by each reporting unit is based on our assumption of a prudent investor’s required rate of return of assuming the risk of investing in a particular company in a specific country. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations.
We use the relief-from-royalty method to determine the fair value of our trademark intangibles. This method estimates the benefit of owning the intangibles rather than paying royalties for the right to use a comparable asset. This method incorporates the use of significant judgment in determining the projected revenues attributable to the asset, the discount rate and the royalty rate. The fair value determination of our indefinite-lived intangibles consists primarily of using unobservable inputs under the fair value measurement standards.
Fiscal Year 2013 Impairment Testing
We completed our fiscal year 2013 annual goodwill impairment tests and determined there was no impairment. We performed a qualitative assessment for ULA’s goodwill that considered the factors discussed above, including the significant excess of ULA’s fair value over its carrying value approximating 25% in its most recent test. We performed quantitative goodwill impairment tests for University of Phoenix, Western International University and CFFP using the fair value methods discussed above. The fair values of University of Phoenix and Western International University exceeded their carrying values by significant margins representing at least 50% of their respective fair values. The excess as a percentage of fair value for CFFP was approximately 13%.
We completed our fiscal year 2013 annual indefinite-lived intangibles impairment tests and determined there was no impairment. The substantial majority of our indefinite-lived intangibles consist of the BPP and Carnegie Learning trademarks. We performed quantitative impairment tests for both trademarks using the relief-from-royalty valuation method discussed above, which resulted in fair values that exceeded their carrying values.
If critical assumptions used in our impairment testing deteriorate or are adversely impacted, a lower fair value assessment may result, which could lead to potential goodwill and indefinite-lived intangible impairments in the future.
Other Long-Lived Asset Impairments
We evaluate the carrying amount of our major other long-lived assets, including property and equipment and finite-lived intangibles, whenever changes in circumstances or events indicate that the value of such assets may not be recoverable. During fiscal year 2013, we recorded $20.4 million of long-lived asset impairments, which includes $12.2 million resulting from our restructuring activities. Refer to Results of Operations in this MD&A.
As of August 31, 2013, we believe the carrying amounts of our remaining other long-lived assets are recoverable and no impairment exists. However, we are continuing to adapt our business in fiscal year 2014 to the rapidly developing changes in our industry, which includes further restructuring of our business. Changes to our business or other circumstances could lead to potential impairments of our other long-lived assets in the future.
Restructuring and Other Charges
Restructuring and other charges principally consist of non-cancelable lease obligations, severance and other employee separation costs, and other related costs. We recognize restructuring obligations and liabilities for other exit and disposal activities at fair value in the period the liability is incurred. The process of measuring fair value and recognizing the associated liabilities is subjective and requires significant judgment. For our non-cancelable lease obligations, we record the obligation when we terminate the contract in accordance with the contract terms or when we cease using the right conveyed by the contract. Our employee severance costs are expensed on the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed over the future service period.
We generally estimate the fair value of restructuring obligations using significant unobservable inputs (Level 3) based on the best available information. For non-cancelable lease obligations, the fair value estimate is based on the contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income. Our estimate of the amount and timing of sublease rental income considers subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of sublease agreements.
Changes to restructuring obligations in periods subsequent to the initial fair value measurement are not measured at fair value. We record a cumulative adjustment resulting from changes in the estimated timing or amount of cash flows associated with restructuring obligations in the period of change using the same discount rate that was initially used to measure the obligation’s fair value. Changes in restructuring obligations resulting from the passage of time are recorded as accretion expense. The adjustments to restructuring obligations, including accretion expense, are included in restructuring and other charges on our Consolidated Statements of Income.

The following details the changes in our restructuring obligations by type of cost during the fiscal year 2013:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Other Restructuring Related Costs	Total
Balance at August 31, 2012	$26,024	$2,998	$1,411	$30,433
Expense incurred	137,263	34,293	27,069	198,625
Non-cash adjustments	(31,114)	(2,008)	(12,221)	(45,343)
Payments	(28,125)	(27,660)	(8,129)	(63,914)
Balance at August 31, 2013	$104,048	$7,623	$8,130	$119,801
Loss Contingencies
We are subject to various claims and contingencies including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. The liability excludes any anticipated loss recoveries from third parties such as insurers, which we record as a receivable if we determine recovery is probable. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. For matters where no loss contingency is recorded, we expense legal fees as incurred. The assessment of the likelihood of a potential loss and the estimation of the amount of a loss are subjective and require judgment.
Share-Based Compensation
Our outstanding share-based awards principally consist of restricted stock units, performance share awards and stock options, and restricted stock units represent the majority of our share-based compensation expense in recent years. We measure and recognize compensation expense for all share-based awards based on their estimated fair values on the grant date. We record compensation expense, net of forfeitures, for all share-based awards over the requisite service period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with service and performance conditions.
For share-based awards with performance conditions, we measure the fair value of such awards as of the grant date and amortize share-based compensation expense for our estimate of the number of shares expected to vest. Our estimate of the number of shares that will vest is based on our determination of the probable outcome of the performance condition, which may require considerable judgment. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest. Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.
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
We typically use the Black-Scholes-Merton option pricing model to estimate the fair value of stock options. The Black-Scholes-Merton option pricing model requires us to estimate key assumptions based on both historical information and management judgment regarding market factors and trends. The following represents our key weighted average assumptions for stock options granted in the respective fiscal years:

	Year Ended August 31,
	2013	2012	2011
Weighted average fair value	$5.84	$14.10	$16.71
Expected volatility	44.4%	46.6%	46.8%
Expected term	3.4	4.3	4.2
Risk-free interest rate	0.7%	0.6%	1.4%
Dividend yield	0.0%	0.0%	0.0%

We estimate expected volatility based on a weighted average of our historical volatility and the implied volatility of long-lived call options. We estimate the expected term of our stock options based primarily on the vesting period of the awards and historical exercise behavior. For the risk-free interest rate, we use the U.S. constant maturity treasury rates interpolated between the years commensurate with the expected life assumptions. Our dividend yield assumption considers that we have not historically paid dividends and we have no current plan to pay dividends in the near-term.
The assumptions that have the most significant effect on the fair value of our stock options and the associated expense are the expected term and expected volatility. The following table illustrates how changes to these assumptions would affect the weighted average fair value per option for the 945,000 options granted during fiscal year 2013:

	Expected Volatility
Expected Term (Years)	39.9%	44.4%	48.8%
2.9	$4.90	$5.41	$5.90
3.4	$5.30	$5.84	$6.36
3.9	$5.66	$6.23	$6.79
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
We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. We classify interest and penalties accrued in connection with unrecognized tax benefits as income tax expense on our Consolidated Statements of Income. Our total unrecognized tax benefits, excluding interest and penalties, were $44.1 million, $32.2 million and $25.8 million as of August 31, 2013, 2012 and 2011, respectively.
Recent Accounting Pronouncements
Refer to Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for recent accounting pronouncements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during fiscal years 2013, 2012 and 2011.
As discussed in the Overview of this MD&A, the U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes. We believe University of Phoenix enrollment has been adversely impacted by these changes, and we are working to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at the right value. Certain of our initiatives under consideration could adversely impact our operating results, especially in the short-term.
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

We categorize our operating expenses as follows:

•
Instructional and student advisory - consist primarily of costs related to the delivery and administration of our educational programs and include costs related to faculty, student advisory and administrative compensation, classroom and administration lease expenses (including facilities that are shared and support both instructional and admissions functions), financial aid processing costs, costs related to the development and enhancement of our educational programs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional and student advisory.

•
Marketing - the substantial majority of costs consist of advertising expenses, compensation for marketing personnel, including personnel responsible for establishing relationships with selected employers, and production of marketing materials. The category also includes other costs directly related to marketing functions.

•	Admissions advisory - the substantial majority of costs consist of compensation for admissions personnel. The category also includes other costs directly related to admissions advisory functions.

•	General and administrative - consist primarily of corporate compensation, rent expense, legal and professional fees, and other related costs.

•	Depreciation and amortization - consist of depreciation expense on our property and equipment and amortization of our finite-lived intangibles.

•	Provision for uncollectible accounts receivable - consist of expense charged to reduce our accounts receivable to our estimate of the amount we expect to collect.

Analysis of Consolidated Statements of Income
The following details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Year Ended August 31,						Percentage Change 2013 versus 2012	Percentage Change 2012 versus 2011
				Percent of Net Revenue
($ in thousands)	2013	2012	2011	2013	2012	2011
Net revenue	$3,681,310	$4,253,337	$4,711,049	100.0%	100.0%	100.0%	(13.4)%	(9.7)%
Costs and expenses:
Instructional and student advisory	1,579,464	1,800,569	1,759,986	42.9%	42.3%	37.4%	(12.3)%	2.3%
Marketing	661,693	663,442	654,399	18.0%	15.6%	13.9%	(0.3)%	1.4%
Admissions advisory	263,934	383,935	415,386	7.2%	9.0%	8.8%	(31.3)%	(7.6)%
General and administrative	329,249	344,300	355,548	8.9%	8.1%	7.5%	(4.4)%	(3.2)%
Depreciation and amortization	161,733	177,804	157,686	4.4%	4.2%	3.3%	(9.0)%	12.8%
Provision for uncollectible accounts receivable	83,798	146,742	181,297	2.3%	3.5%	3.9%	(42.9)%	(19.1)%
Restructuring and other charges	198,625	38,695	22,913	5.4%	0.9%	0.5%	*	68.9%
Litigation (credit) charge, net	(24,600)	4,725	(11,951)	(0.7)%	0.1%	(0.3)%	*	*
Goodwill and other intangibles impairment	—	16,788	219,927	—%	0.4%	4.7%	*	*
Total costs and expenses	3,253,896	3,577,000	3,755,191	88.4%	84.1%	79.7%	(9.0)%	(4.7)%
Operating income	427,414	676,337	955,858	11.6%	15.9%	20.3%	(36.8)%	(29.2)%
Interest income	1,913	1,187	2,884	—%	0.1%	—%	61.2%	(58.8)%
Interest expense	(8,745)	(11,745)	(8,931)	(0.2)%	(0.3)%	(0.2)%	(25.5)%	31.5%
Other, net	2,407	476	(1,588)	0.1%	—%	—%	*	*
Income from continuing operations before income taxes	422,989	666,255	948,223	11.5%	15.7%	20.1%	(36.5)%	(29.7)%
Provision for income taxes	(174,024)	(283,072)	(419,136)	(4.7)%	(6.7)%	(8.9)%	(38.5)%	32.5%
Income from continuing operations	248,965	383,183	529,087	6.8%	9.0%	11.2%	(35.0)%	(27.6)%
Income from discontinued operations, net of tax	—	33,823	6,709	—%	0.8%	0.2%	*	*
Net income	248,965	417,006	535,796	6.8%	9.8%	11.4%	(40.3)%	(22.2)%
Net (income) loss attributable to noncontrolling interests	(439)	5,672	36,631	—%	0.1%	0.8%	*	*
Net income attributable to Apollo	$248,526	$422,678	$572,427	6.8%	9.9%	12.2%	(41.2)%	(26.2)%
*Not meaningful
Net Revenue
Our net revenue decreased $572.0 million and $457.7 million, or 13.4% and 9.7%, in fiscal year 2013 compared to fiscal year 2012, and in fiscal year 2012 compared to fiscal year 2011, respectively. The decreases were primarily attributable to net revenue declines at University of Phoenix of 14.7% and 10.4% during the respective periods principally due to lower enrollment. Refer to further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory decreased $221.1 million, or 12.3%, in fiscal year 2013 compared to fiscal year 2012, which represented a 60 basis point increase as a percentage of net revenue. The decrease in expense was primarily due to reductions in costs associated with lower enrollment, and lower costs including rent and compensation attributable to our restructuring activities (refer to Restructuring and Other Charges below). The decrease was partially offset by the assessment of approximately $10 million of foreign indirect taxes in fiscal year 2013 associated with certain instructional materials.
Instructional and student advisory increased $40.6 million, or 2.3%, in fiscal year 2012 compared to fiscal year 2011, which represented a 490 basis point increase as a percentage of net revenue. The increase in expense was primarily related to our various initiatives to more effectively support our students and enhance their educational outcomes, including investments in adaptive learning, curriculum development, the new learning and service platforms, and initiatives to connect education to careers. This was partially offset by a decrease in costs that are more variable in nature such as faculty and certain student advisory functions.

Marketing
Marketing decreased $1.7 million, or 0.3%, in fiscal year 2013 compared to fiscal year 2012, which represented a 240 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower advertising costs associated with reduced use of third-party operated Internet sites. This was partially offset by increased costs associated with investments in non-Internet branding.
Marketing increased $9.0 million, or 1.4%, in fiscal year 2012 compared to fiscal year 2011, which represented a 170 basis point increase as a percentage of net revenue. The increase in expense was principally attributable to higher employee compensation costs and other costs, including expense related to building employer relationships. This was partially offset by lower advertising costs attributable in part to reducing our use of third-party operated Internet sites.
Admissions Advisory
Admissions advisory decreased $120.0 million, or 31.3%, in fiscal year 2013 compared to fiscal year 2012, which represented a 180 basis point decrease as a percentage of revenue. The decrease in expense was principally attributable to a decline in admissions advisory headcount due in part to our restructuring activities. Refer to Restructuring and Other Charges below.
Admissions advisory decreased $31.5 million, or 7.6%, in fiscal year 2012 compared to fiscal year 2011, which represented a 20 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to a decline in admissions advisory headcount due in part to our restructuring activities, which was partially offset by higher average employee compensation costs.
General and Administrative
General and administrative decreased $15.1 million, or 4.4%, in fiscal year 2013 compared to fiscal year 2012, which represented an 80 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower share-based compensation expense, and a decline in headcount due in part to our restructuring activities. Refer to Restructuring and Other Charges below. This was partially offset by a $5.0 million retirement bonus in fiscal year 2013.
General and administrative decreased $11.2 million, or 3.2%, in fiscal year 2012 compared to fiscal year 2011, which represented a 60 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower employee compensation costs and a reduction in legal costs in connection with defending ourselves in various legal matters.
Depreciation and Amortization
Depreciation and amortization decreased $16.1 million, or 9.0%, in fiscal year 2013 compared to fiscal year 2012, which represented a 20 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower depreciation due in part to the decline in depreciable assets resulting from our restructuring activities. Refer to Restructuring and Other Charges below. The decrease was also due to lower intangibles amortization.
Depreciation and amortization increased $20.1 million, or 12.8%, in fiscal year 2012 compared to fiscal year 2011, which represented a 90 basis point increase as a percentage of net revenue. The increase was principally attributable to $12.0 million of amortization for Carnegie Learning intangibles following the acquisition in fiscal year 2012, and increased capital expenditures and capital leases primarily related to information technology. The increase was partially offset by a decrease in amortization of BPP intangibles.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $62.9 million and $34.6 million, or 42.9% and 19.1%, in fiscal year 2013 compared to fiscal year 2012, and in fiscal year 2012 compared to fiscal year 2011, respectively. This represented decreases as a percentage of net revenue of 120 and 40 basis points, respectively. The decreases were primarily due to a reduction in our gross student receivables from lower enrollment, and ongoing process improvements that significantly contributed to lowering our gross student receivables associated with students no longer enrolled in our programs. Additionally, our collection rates have increased due in part to changes in the relative composition of our student receivables including a higher proportion attributable to students in higher degree level programs.

Restructuring and Other Charges
The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes that challenge many of the core principles underlying the industry. We are reengineering our business processes and refining our educational delivery systems to improve the effectiveness of our services to students, and to reduce the size of our services infrastructure and associated operating expenses to align with our reduced enrollment. We have incurred the following restructuring and other charges associated with these activities during the respective periods:

	Year Ended August 31,			Cumulative Costs as of August 31, 2013
($ in thousands)	2013	2012	2011
Lease and related costs, net	$137,263	$15,981	$19,067	$172,311
Severance and other employee separation costs	34,293	12,887	3,846	51,026
Other restructuring related costs	27,069	9,827	—	36,896
Restructuring and other charges	$198,625	$38,695	$22,913	$260,233
The following summarizes the restructuring and other charges in our segment reporting format:

	Year Ended August 31,			Cumulative Costs as of August 31, 2013
($ in thousands)	2013	2012	2011
University of Phoenix	$158,757	$20,002	$22,913	$201,672
Apollo Global	6,053	5,712	—	11,765
Other	33,815	12,981	—	46,796
Restructuring and other charges	$198,625	$38,695	$22,913	$260,233

•
Lease and Related Costs, Net - Beginning in fiscal year 2011, University of Phoenix began rationalizing its administrative real estate facilities. In addition to continuing to rationalize its administrative facilities, University of Phoenix began implementing a plan during fiscal year 2013 to close 115 of its ground locations. As of August 31, 2013, University of Phoenix has closed nearly two-thirds of the locations included in these plans and the remaining closures will continue into fiscal year 2014 and beyond as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We have recorded $123.6 million of initial aggregate charges representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods we ceased using the respective facilities. We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed and subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. As of August 31, 2013, we have recorded immaterial adjustments to our initial aggregate lease obligations for changes in estimated sublease income and interest accretion.

Lease and related costs, net also includes $50.1 million of accelerated depreciation during fiscal year 2013. This depreciation resulted from revising the useful lives of the fixed assets at the facilities discussed above through their expected closure dates. Prior to revising the estimated useful lives, we performed a recoverability analysis for the facilities’ fixed assets by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on our analysis, we recorded immaterial impairment charges during fiscal year 2013.

•
Severance and Other Employee Separation Costs - Beginning in fiscal year 2011 and continuing through fiscal year 2013, we have implemented workforce reductions as we reengineer our business processes and refine our educational delivery systems. We incurred severance and other employee separation costs of $34.3 million, $12.9 million and $3.8 million in fiscal years 2013, 2012 and 2011, respectively. These costs are included in the reportable segments in which the respective personnel were employed.

•
Other Restructuring Related Costs - We incurred $27.1 million of other restructuring related costs during fiscal year 2013 that principally include fixed asset impairment charges related to software and equipment we are no longer using, and costs for services from a consulting firm related to our restructuring initiatives. During fiscal year 2012, we incurred other restructuring related costs that principally represent services from a consulting firm associated with our restructuring initiatives. The majority of our other restructuring related costs in both fiscal years are included in “Other” in our segment reporting because they pertain to all areas of our business.
We have continued restructuring our business subsequent to August 31, 2013, which includes workforce reductions of approximately 500 non-faculty personnel. We expect to incur approximately $50 million of future restructuring charges for the initiatives announced to date. The majority of these charges represent lease related costs associated with closing University of Phoenix campuses, and will be incurred as the University obtains the necessary regulatory approvals and completes its teach-out obligations. We expect to incur the majority of the $50 million in fiscal year 2014 and the remainder in future years.
Our costs that are more variable in nature represent approximately 14% of our net revenue and are included in Instructional and student advisory on our Consolidated Statements of Income. Due principally to our cost optimization and restructuring activities in recent years, our fiscal year 2013 operating costs that have historically been more fixed in nature decreased approximately $350 million compared to fiscal year 2012. In fiscal year 2014, we expect to further reduce our fixed operating costs by a minimum of $300 million, which would result in a total decline of $650 million, or 18%, from the our fiscal year 2012 cost base.
Litigation (Credit) Charge, Net
During fiscal year 2013, we recorded a net credit of $24.6 million principally resulting from resolution in certain of our legal matters.
During fiscal year 2012, we recorded a $4.7 million charge reflecting a rejected settlement offer we made in connection with the Patent Infringement Litigation and estimated future legal costs that we may incur in this matter.
During fiscal year 2011, we recorded a net credit of $16.2 million principally due to an agreement in principle to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). This was partially offset by a charge of an immaterial amount associated with another legal matter.
Refer to Note 17, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
Goodwill and Other Intangibles Impairment
During fiscal year 2012, we recorded impairment charges of UNIACC’s goodwill and other intangibles of $11.9 million and $4.9 million, respectively. During fiscal year 2011, we recorded impairment charges of BPP’s goodwill and other intangibles of $197.7 million and $22.2 million, respectively.
Provision for Income Taxes
Our effective income tax rate for continuing operations was 41.1%, 42.5% and 44.2% for fiscal years 2013, 2012 and 2011, respectively.
The decrease in our effective tax rate in fiscal year 2013 compared to fiscal year 2012 was principally attributable to the nondeductible UNIACC goodwill and other intangibles impairment recorded in fiscal year 2012 and the recognition of $4.9 million of previously unrecognized tax benefits in fiscal year 2013. This was partially offset by an increase in the impact of foreign losses for which we cannot take a tax benefit on our effective tax rate.
The decrease in our effective tax rate in fiscal year 2012 compared to fiscal year 2011 was primarily attributable to the BPP goodwill and other intangibles impairment in fiscal year 2011 discussed above. This was partially offset by the following:

•
A $43.3 million tax benefit realized in fiscal year 2011 due to resolution with the Arizona Department of Revenue regarding the apportionment of income for Arizona corporate income tax purposes. The realized benefit encompassed fiscal year 2011 and prior years. Refer to Note 13, Income Taxes, in Item 8, Financial Statements and Supplementary Data;

•
A $9.6 million tax benefit recorded in fiscal year 2011 associated with resolution with the Internal Revenue Service regarding the deductibility of payments made to settle a lawsuit in fiscal year 2010;

•	A $7.3 million tax benefit related to the closure of Meritus University, Inc. in fiscal year 2011; and

•	The $16.8 million nondeductible UNIACC goodwill and other intangibles impairment in fiscal year 2012 discussed above.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, during fiscal year 2012 represents the $26.7 million gain on sale of BPP’s subsidiary Mander Portman Woodward (“MPW”) and its operating results through the date of sale in the fourth quarter of fiscal year 2012. We did not record any tax expense on the gain because it was not taxable under United Kingdom tax law. The income, net of tax, during fiscal year 2011 represents MPW’s operating results and the Insight Schools business through its date of sale in the second quarter of fiscal year 2011. Refer to Note 4, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.
Net (Income) Loss Attributable to Noncontrolling Interests
As discussed in the Overview of this MD&A, we purchased the 14.4% noncontrolling ownership interest in Apollo Global from The Carlyle Group in the first quarter of fiscal year 2013.
The decrease in net loss attributable to noncontrolling interests during fiscal year 2012 compared to fiscal year 2011 was principally attributable to Apollo Global’s former noncontrolling shareholder’s portion of the following:

•	BPP’s $219.9 million goodwill and other intangibles impairment in fiscal year 2011; and

•	the $26.7 million gain on sale of BPP’s subsidiary MPW in fiscal year 2012.
The decrease in fiscal year 2012 compared to fiscal year 2011 was partially offset by Apollo Global’s former noncontrolling shareholder’s portion of UNIACC’s $16.8 million goodwill and other intangibles impairment in fiscal year 2012.
Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the periods indicated:

	Year Ended August 31,			2013 versus 2012		2012 versus 2011
($ in thousands)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Net revenue
University of Phoenix	$3,304,464	$3,873,098	$4,322,670	$(568,634)	(14.7)%	$(449,572)	(10.4)%
Apollo Global	275,768	269,541	272,935	6,227	2.3%	(3,394)	(1.2)%
Other	101,078	110,698	115,444	(9,620)	(8.7)%	(4,746)	(4.1)%
Total net revenue	$3,681,310	$4,253,337	$4,711,049	$(572,027)	(13.4)%	$(457,712)	(9.7)%
Operating income (loss)
University of Phoenix	$579,670	$846,840	$1,270,468	$(267,170)	(31.5)%	$(423,628)	(33.3)%
Apollo Global	(59,936)	(66,964)	(259,487)	7,028	10.5%	192,523	74.2%
Other	(92,320)	(103,539)	(55,123)	11,219	10.8%	(48,416)	(87.8)%
Total operating income	$427,414	$676,337	$955,858	$(248,923)	(36.8)%	$(279,521)	(29.2)%
University of Phoenix
Our University of Phoenix segment’s net revenue decreased $568.6 million and $449.6 million, or 14.7% and 10.4%, in fiscal years 2013 and 2012 compared to the respective prior years. The decreases were principally attributable to lower enrollment. During fiscal year 2013, we increased our use of targeted discounts and grants, which also reduced net revenue compared to fiscal year 2012. The revenue declines in each period were partially offset by selective tuition price and other fee increases implemented in July 2012 and 2011 that were generally in the range of 3-5%, and a favorable shift in enrollment mix toward higher degree-level programs, which generally provide higher net revenue per student. University of Phoenix did not increase tuition prices during fiscal year 2013.
Future net revenue will be impacted by tuition price and other fee changes, changes in enrollment and student mix within programs and degree levels, and discounts. During fiscal year 2014, University of Phoenix expects to continue its use of scholarships and discounts to improve its value proposition to prospective students and help ensure affordability is not a barrier to accessing its programs.

The following details University of Phoenix enrollment for the respective periods:

	Average Degreed Enrollment(1)					Aggregate New Degreed Enrollment(1), (5)
(Rounded to the nearest hundred)	Year Ended August 31,			% Change		Year Ended August 31,			% Change
	2013(2)	2012(3)	2011(4)	2013-2012	2012-2011	2013	2012	2011	2013-2012	2012-2011
Associate’s	90,500	119,900	163,500	(24.5)%	(26.7)%	68,900	88,100	90,500	(21.8)%	(2.7)%
Bachelor’s	160,100	179,200	186,000	(10.7)%	(3.7)%	73,400	93,700	94,900	(21.7)%	(1.3)%
Master’s	44,100	50,600	61,700	(12.8)%	(18.0)%	28,300	32,000	33,600	(11.6)%	(4.8)%
Doctoral	6,400	7,200	7,500	(11.1)%	(4.0)%	2,300	2,900	2,900	(20.7)%	—%
Total	301,100	356,900	418,700	(15.6)%	(14.8)%	172,900	216,700	221,900	(20.2)%	(2.3)%
(1) Refer to Item 1, Business, for definitions of Degreed Enrollment and New Degreed Enrollment.
(2) Represents the average of Degreed Enrollment for the quarters ended August 31, 2012, November 30, 2012, February 28, 2013, May 31, 2013 and August 31, 2013.
(3) Represents the average of Degreed Enrollment for the quarters ended August 31, 2011, November 30, 2011, February 29, 2012, May 31, 2012 and August 31, 2012.
(4) Represents the average of Degreed Enrollment for the quarters ended August 31, 2010, November 30, 2010, February 28, 2011, May 31, 2011 and August 31, 2011.
(5) Represents the sum of the four quarters of New Degreed Enrollment in the respective fiscal years.
University of Phoenix Average Degreed Enrollment decreased 15.6% and 14.8%, in fiscal years 2013 and 2012 compared to the respective prior periods. We believe University of Phoenix enrollment has been adversely impacted by unprecedented, rapidly developing changes and increasing competition in the U.S. higher education industry as further discussed in the Overview of this MD&A. We are working to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at the right value. Certain of our initiatives under consideration could adversely impact our operating results, especially in the short-term.
Our University of Phoenix segment’s operating income decreased $267.2 million, or 31.5%, in fiscal year 2013 compared to fiscal year 2012. The decrease was principally attributable to lower net revenue and increases in restructuring charges. This was partially offset by a decrease in faculty and curriculum costs associated with lower enrollment, a decrease in bad debt expense, and reduced operating costs resulting from our restructuring activities.
Our University of Phoenix segment’s operating income decreased $423.6 million, or 33.3%, in fiscal year 2012 compared to fiscal year 2011. The decrease was principally attributable lower net revenue, expenses associated with various initiatives to more effectively support our students and enhance their educational outcomes, and higher marketing employee compensation costs and other costs. This was partially offset by a decrease in faculty and curriculum costs associated with lower enrollment, a decrease in bad debt expense, and lower headcount in admissions advisory and certain other functions.
Apollo Global
Apollo Global net revenue increased $6.2 million in fiscal year 2013 compared to fiscal year 2012 principally due to increased enrollment at ULA. The $7.0 million decrease in Apollo Global’s operating loss in fiscal year 2013 compared to fiscal year 2012 was primarily due to UNIACC’s $16.8 million goodwill and other intangibles impairment charge in fiscal year 2012, and reduced operating expenses resulting from our restructuring activities. This was partially offset by the assessment of approximately $10 million of foreign indirect taxes in fiscal year 2013 associated with certain instructional materials.
Apollo Global net revenue decreased $3.4 million in fiscal year 2012 compared to fiscal year 2011, which was primarily due to the unfavorable impact of foreign exchange rates and lower enrollment at UNIACC. The decreased operating loss in fiscal year 2012 compared to fiscal year 2011 was due to the BPP $219.9 million goodwill and other intangibles impairment charge in fiscal year 2011 and lower intangibles amortization at BPP in fiscal year 2012. These factors were partially offset by the following in fiscal year 2012:

•	UNIACC’s $16.8 million goodwill and other intangibles impairment;

•	$5.7 million of restructuring and other charges; and

•	Increased costs associated with initiatives at BPP to expand and enhance certain educational offerings, particularly at BPP University College.

Other
Other net revenue decreased $9.6 million in fiscal year 2013 compared to fiscal year 2012 principally attributable to declines at IPD and WIU. The IPD decline principally resulted from a decrease in the number of its Client Institutions and the WIU decline was due to lower enrollment and the launch of its new strategy as discussed in the Overview of this MD&A We expect WIU’s new strategy to continue to reduce its revenue in the near-term due to the new pricing structure that allows prospective WIU students to test the academic experience before they formally enroll. The net revenue decrease was partially offset by an increase in Carnegie Learning revenue.
The decreased operating loss in fiscal year 2013 compared to fiscal year 2012 was principally attributable to the litigation credits discussed above and reduced operating costs resulting from our restructuring activities. This was partially offset by higher restructuring charges, a decrease in IPD’s operating income and a $5.0 million retirement bonus in fiscal year 2013.
Other net revenue decreased $4.7 million in fiscal year 2012 compared to fiscal year 2011 principally attributable to a decline at IPD resulting from a decrease in the number of its Client Institutions. This was partially offset by revenue from Carnegie Learning, which we acquired in the first quarter of fiscal year 2012.
The increased operating loss in fiscal year 2012 compared to fiscal year 2011 was principally attributable to the $16.2 million net litigation credit in fiscal year 2011 discussed above, $13.0 million of restructuring and other charges in fiscal year 2012, and an operating loss from Carnegie Learning in fiscal year 2012, which includes the amortization of acquired intangibles.
Liquidity, Capital Resources, and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in initiatives to achieve significant improvements in student retention and career outcomes, investments in opportunities to increase organic growth through new education offerings, expansion of our global operations through acquisitions or other initiatives, and share repurchases.
Although we currently have substantial available liquidity, our ability to access the credit markets and other sources of liquidity may be adversely affected if we experience regulatory compliance challenges, including, but not limited to, maintaining a U.S. Department of Education financial responsibility composite score of at least 1.5, reduced availability of Title IV funding, or other adverse effects on our business from regulatory or legislative changes. Refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate.
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic operations and placed with high-credit-quality financial institutions. The following provides a summary of our cash and cash equivalents, restricted cash and cash equivalents and current marketable securities at August 31, 2013 and 2012:

			% of Total Assets at August 31,
	August 31,				% Change
($ in thousands)	2013	2012	2013	2012
Cash and cash equivalents	$1,414,485	$1,276,375	47.2%	44.5%	10.8%
Restricted cash and cash equivalents	259,174	318,334	8.7%	11.1%	(18.6)%
Marketable securities(1)	105,809	—	3.5%	—%	*
Total	$1,779,468	$1,594,709	59.4%	55.6%	11.6%
* not meaningful
(1) Represents current marketable securities. We also have $43.9 million of long-term marketable securities that principally includes held-to-maturity securities maturing in less than two years.
Cash and cash equivalents (excluding restricted cash) increased $138.1 million due to $478.0 million of cash provided by operations. This was partially offset by $143.8 million of marketable securities purchases (net of maturities), none of which have maturities exceeding two years, $119.3 million used for capital expenditures, $42.5 million used for the purchase of noncontrolling interests, and $26.2 million of payments on borrowings (net of proceeds from borrowings).
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of August 31, 2013, the earnings from these operations are not significant.
We measure our money market funds included in cash and restricted cash equivalents at fair value. At August 31, 2013, we had money market funds of $732.5 million. The money market funds were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. We did not record any material adjustments to reflect these instruments at fair value.
As of August 31, 2013, our current marketable securities principally includes tax-exempt municipal bonds and corporate bonds that have original maturities to us greater than three months, but less than one year. Our current marketable securities are classified as held-to-maturity because we have the intent and ability to hold them until maturity. They are reported at amortized cost, which approximates fair value.
Debt
Revolving Credit Facility - In fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility is used for general corporate purposes, which may include acquisitions and share repurchases. The term is five years and will expire in April 2017. The Revolving Credit Facility may be used for borrowings in certain foreign currencies and letters of credit, in each case up to specified sublimits.
We borrowed $605.0 million and $615.0 million under the Revolving Credit Facility as of August 31, 2013 and 2012, respectively. We also had approximately $14 million and $8 million of outstanding letters of credit under the Revolving Credit Facility as of the respective dates. We repaid the entire amount borrowed under the Revolving Credit Facility subsequent to the respective fiscal year ends. We have classified our Revolving Credit Facility borrowings as short-term borrowings and the current portion of long-term debt on our Consolidated Balance Sheets because they were repaid subsequent to the respective fiscal year-ends.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points. The weighted average interest rate on outstanding short-term borrowings under the Revolving Credit Facility at August 31, 2013 and 2012 was 3.5%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at August 31, 2013.
Other - Other principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at August 31, 2013 and 2012 was 5.3% and 5.7%, respectively.
During the second quarter of fiscal year 2013, we terminated our £39.0 million secured credit agreement at BPP.
Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2013	2012	2011
Net income	$248,965	$417,006	$535,796
Non-cash items	311,536	418,719	671,790
Changes in assets and liabilities, excluding the impact of acquisition and dispositions	(82,453)	(284,425)	(310,464)
Net cash provided by operating activities	$478,048	$551,300	$897,122
Fiscal Year 2013 - Our non-cash items primarily consisted of $161.7 million of depreciation and amortization, a $83.8 million provision for uncollectible accounts receivable, $62.3 million of restructuring accelerated depreciation and impairments, and $49.5 million of share-based compensation. These items were partially offset by $29.5 million of deferred income taxes, and $24.6 million of net litigation credits principally resulting from resolution in certain of our legal matters.
The changes in assets and liabilities primarily consisted of a $103.4 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable, and decreases in student deposits and deferred revenue of $52.6 million and $39.1 million, respectively, principally attributable to the enrollment decline at University of Phoenix. This was partially offset by a $78.7 million increase in accrued and other liabilities principally attributable to an increase in our restructuring liabilities, and a $59.2 million decrease in restricted cash and cash equivalents primarily due to the enrollment decline at University of Phoenix.

Fiscal Year 2012 - Our non-cash items primarily consisted of $178.2 million of depreciation and amortization, a $146.7 million provision for uncollectible accounts receivable, $78.7 million of share-based compensation, $21.9 million of deferred income taxes and $16.8 million of goodwill and other intangibles impairments. These items were partially offset by a $26.7 million gain on the sale of MPW. The changes in assets and liabilities primarily consisted of the following:

•	a $129.8 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•
a $128.1 million decrease in accrued and other liabilities principally attributable to our $145.0 million payment to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago), which was partially offset by an increase in our restructuring liabilities; and

•	decreases in student deposits and deferred revenue of $58.7 million and $39.2 million, respectively, principally attributable to the enrollment decline at University of Phoenix.
The above changes were partially offset by a $61.1 million decrease in restricted cash and cash equivalents principally attributable to the enrollment decline at University of Phoenix.
Fiscal Year 2011 - Our non-cash items primarily consisted of $219.9 million of goodwill and other intangibles impairments, a $181.3 million provision for uncollectible accounts receivable, $159.0 million of depreciation and amortization, $70.0 million of share-based compensation and $55.8 million of deferred income taxes. The changes in assets and liabilities primarily consisted of the following:

•	a $121.1 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•	decreases in deferred revenue and student deposits of $79.5 million and $70.1 million, respectively, principally attributable to the enrollment decline at University of Phoenix; and

•	a $65.4 million decrease in accrued and other liabilities principally attributable to a decrease in our uncertain tax positions.
The above changes were partially offset by a $64.7 million decrease in restricted cash and cash equivalents principally attributable to the enrollment decline at University of Phoenix.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of August 31, 2013, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was essentially flat at 21 days compared to 22 days as of August 31, 2012.
Investing Activities
The following provides a summary of our investing cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2013	2012	2011
Capital expenditures	$(119,348)	$(115,187)	$(162,573)
(Purchases) maturities of marketable securities, net	(143,804)	—	10,000
Acquisition, net of cash acquired	—	(73,736)	—
Proceeds from sale-leaseback, net	—	—	169,018
Proceeds from dispositions, net	—	76,434	21,251
Collateralization of letter of credit	—	—	126,615
Other	(1,500)	(1,694)	—
Net cash (used in) provided by investing activities	$(264,652)	$(114,183)	$164,311
Fiscal Year 2013 - Cash used in investing activities primarily consisted of $143.8 million used for marketable securities purchases (net of maturities) and $119.3 million used for capital expenditures.
We expect our fiscal year 2014 capital expenditures to be less than the amount in fiscal year 2013.
Fiscal Year 2012 - Cash used in investing activities primarily consisted of $115.2 million used for capital expenditures that primarily related to investments in our information technology, and $73.7 million used to acquire Carnegie Learning. This was partially offset by $76.4 million of proceeds from dispositions, the substantial majority of which relates to our sale of MPW.

Fiscal Year 2011 - Cash provided by investing activities consisted of $169.0 million of proceeds from the sale-leaseback of office buildings in Phoenix, Arizona, $126.6 million from the return of collateral resulting from the release of a letter of credit, $21.3 million of proceeds from our sale of Insight Schools, and $10.0 million from marketable securities maturities. This was partially offset by $162.6 million used for capital expenditures that primarily related to investments in our information technology, network infrastructure, and software.
Financing Activities
The following provides a summary of our financing cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2013	2012	2011
(Payments) proceeds related to borrowings, net	$(26,151)	$66,876	$(27,874)
Purchase of noncontrolling interest	(42,500)	—	—
Purchases of stock for treasury	(9,537)	(811,913)	(783,168)
Issuances of stock	3,867	11,949	24,903
Noncontrolling interest contributions	—	—	6,875
Other	17	1,150	4,014
Net cash used in financing activities	$(74,304)	$(731,938)	$(775,250)
Fiscal Year 2013 - Cash used in financing activities primarily consisted of $42.5 million used for the purchase of the noncontrolling ownership interest in Apollo Global, $26.2 million used for payments on borrowings (net of proceeds from borrowings), and $9.5 million used for share repurchases in connection with the release of vested shares of restricted stock.
Fiscal Year 2012 - Cash used in financing activities primarily consisted of $811.9 million used for share repurchases. This was partially offset by $66.9 million of proceeds from borrowings (net of payments on borrowings) and $11.9 million of cash received from stock issuances.
Fiscal Year 2011 - Cash used in financing activities primarily consisted of $783.2 million used for share repurchases and $27.9 million used for payments on borrowings (net of proceeds from borrowings). This was partially offset by $24.9 million of cash received from stock issuances.
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
Contractual Obligations and Other Commercial Commitments
The following lists our contractual obligations and other commercial commitments as of August 31, 2013:

	Payments Due by Fiscal Year
($ in thousands)	2014	2015-2016	2017-2018	Thereafter	Total
Debt(1)	$613,411	$19,184	$7,515	$9,165	$649,275
Operating lease obligations	180,605	307,566	206,923	353,899	1,048,993
Capital lease obligations	18,170	29,197	5,103	1,194	53,664
Stadium naming rights(2)	7,125	14,898	15,804	70,718	108,545
Uncertain tax positions(3)	8,332	—	—	33,637	41,969
Other obligations(4)	36,904	37,216	16,669	6,758	97,547
Total	$864,547	$408,061	$252,014	$475,371	$1,999,993
(1) Amounts include expected future interest payments. Refer to Note 12, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our outstanding debt.
(2) Represents an agreement for naming rights to the Glendale, Arizona Sports Complex until 2026.
(3) Represents our liability for unrecognized tax positions, including interest and penalties, as of August 31, 2013. We are uncertain as to if or when such amounts may be settled.
(4) Represents unconditional purchase obligations and other obligations.

In addition to the commitments included in the above table, we have contingent payment as a result of our purchase of the noncontrolling interest in Apollo Global. Refer to Note 14, Shareholders’ Equity, in Item 8, Financial Statements and Supplementary Data.
We have no other material commercial commitments not described above.
Off-Balance Sheet Arrangements
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid. As of August 31, 2013, the total face amount of these surety bonds was $41.5 million. We also had approximately $14 million of outstanding letters of credit as of August 31, 2013 that are required as part of our normal operations.
Certain other off-balance sheet obligations, such as operating leases, are included in the Contractual Obligations and Other Commercial Commitments table above.
Item 7A - Quantitative and Qualitative Disclosures about Market Risk
We are exposed to economic risk from inflation, foreign currency exchange rates, and interest rates.
Inflation
Inflation has not had a significant impact on our historical operations.
Foreign Currency Exchange Risk
The substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, primarily the British pound, Mexican peso and Chilean peso.
We use the U.S. dollar as our reporting currency. The functional currencies of our foreign subsidiaries are generally the local currencies. Accordingly, our foreign currency exchange risk is related to the following exposure areas:

•
Adjustments resulting from the translation of assets and liabilities of the foreign subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet dates. These translation adjustments are recorded in accumulated other comprehensive loss;

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

In fiscal year 2013, we recorded $2.5 million of net foreign currency translation losses, net of tax, that are included in other comprehensive income. These losses are primarily the result of the general strengthening of the U.S. dollar relative to the currencies of our foreign operations during fiscal year 2013. The following outlines our net asset exposure by foreign currency (defined as foreign currency assets less foreign currency liabilities and excluding intercompany balances) denominated in U.S. dollars for foreign currencies in which we have significant assets and/or liabilities as of August 31:

($ in thousands)	2013	2012
British pound sterling	$87,784	$107,610
Mexican peso	$22,034	$22,588
Chilean peso	$6,721	$6,409
We generally have not used derivative contracts to hedge foreign currency exchange rate fluctuations.

Interest Rate Risk
Our interest income and interest expense is sensitive to fluctuations in interest rates in the U.S. and certain international countries. Changes in interest rates affect the interest earned on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities, and the cost associated with our debt.
Interest Income
As of August 31, 2013, we had $1.8 billion of cash and cash equivalents, restricted cash and cash equivalents, and marketable securities. During fiscal year 2013, our interest rate yields were less than 1%, and we earned interest income of $1.9 million. A reduction in interest rates would not have a material impact on our interest income.
Interest Expense
We have exposure to changing interest rates primarily associated with our variable rate debt. As of August 31, 2013, we had $692.1 million of outstanding debt and the following presents the weighted-average interest rates and our scheduled principal maturities by fiscal year:

($ in thousands, except percentages)	2014	2015	2016	2017	2018	Thereafter	Total
Fixed-rate debt	$19,924	$20,051	$13,435	$6,640	$3,919	$9,382	$73,351
Average interest rate							4.9%
Variable-rate debt	$608,126	$10,577	$—	$—	$—	$—	$618,703
Average interest rate							3.5%
Subsequent to August 31, 2013, we repaid $605.0 million of our variable rate debt borrowed under the Revolving Credit Facility. Accordingly, we do not believe a change in interest rates would have a material impact on our interest expense.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apollo Group, Inc. and subsidiaries as of August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 22, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 22, 2013

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of August 31,
(In thousands)	2013	2012
ASSETS:
Current assets
Cash and cash equivalents	$1,414,485	$1,276,375
Restricted cash and cash equivalents	259,174	318,334
Marketable securities	105,809	—
Accounts receivable, net	215,401	198,279
Prepaid taxes	30,359	26,341
Deferred tax assets	60,294	69,052
Other current assets	64,134	49,609
Total current assets	2,149,656	1,937,990
Marketable securities	43,941	5,946
Property and equipment, net	472,614	571,629
Goodwill	103,620	103,345
Intangible assets, net	132,192	149,034
Deferred tax assets	63,894	77,628
Other assets	32,030	22,750
Total assets	$2,997,947	$2,868,322
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$628,050	$638,588
Accounts payable	73,123	74,872
Student deposits	309,176	362,143
Deferred revenue	213,260	254,555
Accrued and other current liabilities	346,706	324,881
Total current liabilities	1,570,315	1,655,039
Long-term debt	64,004	81,323
Deferred tax liabilities	12,177	15,881
Other long-term liabilities	233,442	191,756
Total liabilities	1,879,938	1,943,999
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 1,000 shares authorized; none issued	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000 shares authorized; 188,007 issued as of August 31, 2013 and 2012, and 112,825 and 111,768 outstanding as of August 31, 2013 and 2012, respectively	103	103
Apollo Group Class B voting common stock, no par value, 3,000 shares authorized; 475 issued and outstanding as of August 31, 2013 and 2012	1	1
Additional paid-in capital	—	93,770
Apollo Group Class A treasury stock, at cost, 75,182 and 76,239 shares as of August 31, 2013 and 2012, respectively	(3,824,758)	(3,878,612)
Retained earnings	4,978,815	4,743,150
Accumulated other comprehensive loss	(36,563)	(30,034)
Total Apollo shareholders’ equity	1,117,598	928,378
Noncontrolling interests (deficit)	411	(4,055)
Total equity	1,118,009	924,323
Total liabilities and shareholders’ equity	$2,997,947	$2,868,322
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,
(In thousands, except per share data)	2013	2012	2011
Net revenue	$3,681,310	$4,253,337	$4,711,049
Costs and expenses:
Instructional and student advisory	1,579,464	1,800,569	1,759,986
Marketing	661,693	663,442	654,399
Admissions advisory	263,934	383,935	415,386
General and administrative	329,249	344,300	355,548
Depreciation and amortization	161,733	177,804	157,686
Provision for uncollectible accounts receivable	83,798	146,742	181,297
Restructuring and other charges	198,625	38,695	22,913
Litigation (credit) charge, net	(24,600)	4,725	(11,951)
Goodwill and other intangibles impairment	—	16,788	219,927
Total costs and expenses	3,253,896	3,577,000	3,755,191
Operating income	427,414	676,337	955,858
Interest income	1,913	1,187	2,884
Interest expense	(8,745)	(11,745)	(8,931)
Other, net	2,407	476	(1,588)
Income from continuing operations before income taxes	422,989	666,255	948,223
Provision for income taxes	(174,024)	(283,072)	(419,136)
Income from continuing operations	248,965	383,183	529,087
Income from discontinued operations, net of tax	—	33,823	6,709
Net income	248,965	417,006	535,796
Net (income) loss attributable to noncontrolling interests	(439)	5,672	36,631
Net income attributable to Apollo	$248,526	$422,678	$572,427
Earnings per share - Basic:
Continuing operations attributable to Apollo	$2.20	$3.24	$4.01
Discontinued operations attributable to Apollo	—	0.24	0.04
Basic income per share attributable to Apollo	$2.20	$3.48	$4.05
Earnings per share - Diluted:
Continuing operations attributable to Apollo	$2.19	$3.22	$4.00
Discontinued operations attributable to Apollo	—	0.23	0.04
Diluted income per share attributable to Apollo	$2.19	$3.45	$4.04
Basic weighted average shares outstanding	112,712	121,607	141,269
Diluted weighted average shares outstanding	113,285	122,357	141,750
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
($ in thousands)	2013	2012	2011
Net income	$248,965	$417,006	$535,796
Other comprehensive income (loss) (net of tax):
Currency translation (loss) gain(1)	(2,545)	(8,281)	7,643
Change in fair value of marketable securities(1)	—	—	463
Comprehensive income	246,420	408,725	543,902
Comprehensive loss attributable to noncontrolling interests	463	7,680	35,940
Comprehensive income attributable to Apollo	$246,883	$416,405	$579,842
(1) The tax effect on each component of other comprehensive income during fiscal years 2013, 2012 and 2011 is not significant.
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
	Apollo Group				Additional Paid-in Capital	Treasury Stock			Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Noncontrolling Interests (Deficit)
	Class A Nonvoting		Class B Voting			Apollo Group Class A		Retained Earnings				Total Equity
(In thousands)	Shares	Stated Value	Shares	Stated Value		Shares	Cost
Balance as of August 31, 2010	188,007	$103	475	$1	$46,865	40,714	$(2,407,788)	$3,748,045	$(31,176)	$1,356,050	$32,690	$1,388,740
Treasury stock purchases	—	—	—	—	—	18,503	(783,168)	—	—	(783,168)	—	(783,168)
Treasury stock issued under stock purchase plans	—	—	—	—	(1,995)	(136)	7,747	—	—	5,752	—	5,752
Treasury stock issued under stock incentive plans	—	—	—	—	(38,883)	(1,078)	58,034	—	—	19,151	—	19,151
Net tax effect for stock incentive plans	—	—	—	—	(7,303)	—	—	—	—	(7,303)	—	(7,303)
Share-based compensation	—	—	—	—	70,040	—	—	—	—	70,040	—	70,040
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	6,952	6,952	691	7,643
Change in fair value of marketable securities, net of tax	—	—	—	—	—	—	—	—	463	463	—	463
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	—	—	6,875	6,875
Net income (loss)	—	—	—	—	—	—	—	572,427	—	572,427	(36,631)	535,796
Balance as of August 31, 2011	188,007	$103	475	$1	$68,724	58,003	$(3,125,175)	$4,320,472	$(23,761)	$1,240,364	$3,625	$1,243,989
Treasury stock purchases	—	—	—	—	—	19,420	(811,913)	—	—	(811,913)	—	(811,913)
Treasury stock issued under stock purchase plans	—	—	—	—	(1,712)	(132)	6,907	—	—	5,195	—	5,195
Treasury stock issued under stock incentive plans	—	—	—	—	(44,815)	(1,052)	51,569	—	—	6,754	—	6,754
Net tax effect for stock incentive plans	—	—	—	—	(7,132)	—	—	—	—	(7,132)	—	(7,132)
Share-based compensation	—	—	—	—	78,705	—	—	—	—	78,705	—	78,705
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(6,273)	(6,273)	(2,008)	(8,281)
Net income (loss)	—	—	—	—	—	—	—	422,678	—	422,678	(5,672)	417,006
Balance as of August 31, 2012	188,007	$103	475	$1	$93,770	76,239	$(3,878,612)	$4,743,150	$(30,034)	$928,378	$(4,055)	$924,323
Treasury stock purchases	—	—	—	—	—	475	(9,537)	—	—	(9,537)	—	(9,537)
Treasury stock issued under stock purchase plans	—	—	—	—	(6,241)	(198)	10,108	—	—	3,867	—	3,867
Treasury stock issued under stock incentive plans	—	—	—	—	(40,422)	(1,334)	53,283	(12,861)	—	—	—	—
Net tax effect for stock incentive plans	—	—	—	—	(48,026)	—	—	—	—	(48,026)	—	(48,026)
Share-based compensation	—	—	—	—	49,462	—	—	—	—	49,462	—	49,462
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(1,643)	(1,643)	(902)	(2,545)
Purchase of noncontrolling interest	—	—	—	—	(48,543)	—	—	—	(4,886)	(53,429)	4,929	(48,500)
Net income	—	—	—	—	—	—	—	248,526	—	248,526	439	248,965
Balance as of August 31, 2013	188,007	$103	475	$1	$—	75,182	$(3,824,758)	$4,978,815	$(36,563)	$1,117,598	$411	$1,118,009
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
($ in thousands)	2013	2012	2011
Operating activities:
Net income	$248,965	$417,006	$535,796
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	49,462	78,705	70,040
Excess tax benefits from share-based compensation	(17)	(1,150)	(4,014)
Depreciation and amortization	161,733	178,234	159,006
Accelerated depreciation and impairments included in restructuring	62,267	—	—
Loss on fixed asset write-offs	8,190	—	—
Goodwill and other intangibles impairment	—	16,788	219,927
Non-cash foreign currency loss (gain), net	220	(497)	1,662
Gain on sale of discontinued operations	—	(26,678)	—
Provision for uncollectible accounts receivable	83,798	146,742	181,297
Litigation (credit) charge, net	(24,600)	4,725	(11,951)
Deferred income taxes	(29,517)	21,850	55,823
Changes in assets and liabilities, excluding the impact of acquisition and business dispositions:
Restricted cash and cash equivalents	59,160	61,073	64,725
Accounts receivable	(103,369)	(129,773)	(121,120)
Prepaid taxes	(3,985)	9,303	(25,241)
Other assets	(19,514)	(11,568)	(9,900)
Accounts payable	(1,775)	12,525	(3,913)
Student deposits	(52,587)	(58,740)	(70,120)
Deferred revenue	(39,091)	(39,154)	(79,488)
Accrued and other liabilities	78,708	(128,091)	(65,407)
Net cash provided by operating activities	478,048	551,300	897,122
Investing activities:
Purchases of property and equipment	(119,348)	(115,187)	(162,573)
Purchases of marketable securities	(208,878)	—	—
Maturities of marketable securities	65,074	—	10,000
Acquisition, net of cash acquired	—	(73,736)	—
Proceeds from sale-leaseback, net	—	—	169,018
Proceeds from dispositions, net	—	76,434	21,251
Collateralization of letter of credit	—	—	126,615
Other investing activities	(1,500)	(1,694)	—
Net cash (used in) provided by investing activities	(264,652)	(114,183)	164,311
Financing activities:
Payments on borrowings	(636,387)	(562,269)	(437,925)
Proceeds from borrowings	610,236	629,145	410,051
Purchases of stock for treasury	(9,537)	(811,913)	(783,168)
Issuances of stock	3,867	11,949	24,903
Purchase of noncontrolling interest	(42,500)	—	—
Noncontrolling interest contributions	—	—	6,875
Excess tax benefits from share-based compensation	17	1,150	4,014
Net cash used in financing activities	(74,304)	(731,938)	(775,250)
Exchange rate effect on cash and cash equivalents	(982)	(468)	712
Net increase (decrease) in cash and cash equivalents	138,110	(295,289)	286,895
Cash and cash equivalents, beginning of year	1,276,375	1,571,664	1,284,769
Cash and cash equivalents, end of year	$1,414,485	$1,276,375	$1,571,664
Supplemental disclosure of cash flow and non-cash information
Cash paid for income taxes, net of refunds	$201,055	$246,824	$464,701
Cash paid for interest	7,869	9,794	10,972
Restricted stock units vested and released	27,054	36,182	21,470
Credits received for tenant improvements	6,049	27,009	25,538
Capital lease additions	3,500	44,145	31,818
Debt incurred for acquired technology	—	14,389	—
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations
Apollo Group, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries, collectively referred to herein as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider since 1973. We offer educational programs and services, online and on-campus, at the undergraduate, master’s and doctoral levels. Our learning platforms include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings Limited (“BPP”) in the United Kingdom (“U.K.”);

•	Universidad Latinoamericana (“ULA”) in Mexico;

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile; and

•	Indian Education Services Private Ltd. in India;

•	Western International University, Inc. (“Western International University”, or “WIU”);

•	Institute for Professional Development (“IPD”);

•	The College for Financial Planning Institutes Corporation (“CFFP”);

•	Carnegie Learning, Inc. (“Carnegie Learning”); and

•	Apollo Lightspeed.
During the first quarter of fiscal year 2013, we purchased the 14.4% noncontrolling ownership interest in Apollo Global from The Carlyle Group (“Carlyle”). We paid $42.5 million cash, plus a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As a result of the transaction, Apollo Group owns all of Apollo Global. Refer to Note 14, Shareholders’ Equity.
Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to particular years or quarters refer to our fiscal years and the associated quarters of those fiscal years.
Note 2. Significant Accounting Policies
Basis of Presentation
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the assets, liabilities, revenues and expenses of Apollo Group, Inc., its wholly-owned subsidiaries, and subsidiaries that we control. Intercompany transactions and balances have been eliminated in consolidation.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenue consists principally of tuition and fees associated with different educational programs and related educational materials, and is presented net of discounts. Tuition benefits for our employees and their eligible dependents are included in net revenue and instructional and student advisory expenses, and were $53.4 million, $71.1 million and $97.0 million during fiscal years 2013, 2012 and 2011, respectively.
We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, our fees or price to the customer is fixed and determinable, and collectibility is reasonably assured. The following describes the components of our net revenue, which are generally consistent on a percentage basis for all periods presented:

•
Tuition and educational services revenue represents approximately 92% of our gross consolidated revenue before discounts, and encompasses both online and on-campus delivery modes. We recognize tuition and educational services revenue over the period of instruction as services are delivered to students, which varies depending on the program structure.

•
Educational materials revenue represents approximately 6% of our gross consolidated revenue before discounts, and encompasses online course materials delivered to students over the period of instruction and the sale of various books, study texts, course notes, and CDs. We recognize revenue associated with online materials over the period of the related course to correspond with delivery of the materials to students. We recognize revenue for the sale of other educational materials when they have been delivered to and accepted by students or other customers.

•
Services revenue represents approximately 1% of our gross consolidated revenue before discounts. Service revenue represents net revenue generated by IPD, which provides program development, administration and management consulting services to private colleges and universities (“IPD Client Institutions”) to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, certain student admissions services, accounting, and administrative services. Prior to July 1, 2011, IPD was typically paid a portion of the tuition revenue generated from these programs, and the portion of service revenue to which IPD was entitled under the terms of the contract was recognized as the services were provided. As a result of U.S. Department of Education regulations that became effective on July 1, 2011, IPD’s revenue is generated based on fixed fee contracts with IPD Client Institutions and is recognized in accordance with the terms of the respective agreements as services are provided. The term for IPD’s contracts range up to ten years with provisions for renewal thereafter.

•
Other revenue represents approximately 1% of our gross consolidated revenue before discounts. Other revenue includes net revenue generated by Carnegie Learning since its acquisition in fiscal year 2012, fees students pay when submitting an enrollment application and non-tuition generating revenues such as renting classroom space. Enrollment application fees are deferred and recognized over the average length of time a student remains enrolled in a program of study along with the related application costs associated with processing the applications.

•
Discounts represent approximately 8% of our net revenue. Discounts reflect reductions in charges for tuition or other fees from our standard rates and include military, corporate, and other employer discounts, along with institutional scholarships, grants and promotions. Discounts are generally recognized over the period of instruction in the same manner as the related revenue to which the discount relates.

University of Phoenix’s refund policy permits students who attend 60% or less of a course to be eligible for a refund for the portion of the course they did not attend. Refunds result in a reduction in deferred revenue during the period that a student drops or withdraws from a class because associated tuition revenue is recognized over the period of instruction as the services are delivered. This refund policy applies to students in most, but not all states, as some states require different policies.
Net revenue generally varies from period to period based on several factors, including the aggregate number of students attending classes, the number of classes held during the period, and the tuition price per credit.
Sales tax collected from students is excluded from net revenue. Collected but unremitted sales tax is included as a liability on our Consolidated Balance Sheets and is not material to our consolidated financial statements.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When a student with Title IV loans withdraws, Title IV rules determine if we are required to return a portion of Title IV funds to the lender. We are then entitled to collect these funds from the students, but collection rates for these types of receivables is significantly lower than our collection rates for receivables for students who remain in our educational programs.
Our estimation methodology uses a statistical model that considers a number of factors that we believe impact whether receivables will become uncollectible based on our collections experience. These factors include, but are not limited to, the student’s academic performance and previous college experience as well as other student characteristics such as degree level and method of payment. We also monitor and consider external factors such as changes in the economic and regulatory environment. We routinely evaluate our estimation methodology for adequacy and modify it as necessary. In doing so, we believe our allowance for doubtful accounts reflects the amount of receivables that will become uncollectible by considering our most recent collections experience, changes in trends and other relevant facts. Refer to Note 7, Accounts Receivable, Net.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity to us of three months or less to be cash equivalents. Cash and cash equivalents may include money market funds, bank overnight deposits, time deposits and commercial paper, which are all placed with high-credit-quality financial institutions in the U.S. and internationally. Only a negligible portion of these deposits are insured by the Federal Deposit Insurance Corporation. We have not experienced any losses on our cash and cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents primarily represents funds held for students for unbilled educational services that were received from Title IV financial aid program funds. As a trustee of these Title IV financial aid funds, we are required to maintain and restrict these funds pursuant to the terms of our program participation agreement with the U.S. Department of Education. Restricted cash and cash equivalents are excluded from cash and cash equivalents on our Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Changes in restricted cash and cash equivalents are included in cash flows from operating activities on our Consolidated Statements of Cash Flows because these restricted funds are a core activity of our operations. Our restricted cash and cash equivalents are primarily held in money market funds.
During fiscal year 2011, we also had restricted cash related to the collateralization of a letter of credit which was posted in fiscal year 2010 in favor of the U.S. Department of Education as required in connection with a program review of University of Phoenix by the Department. The letter of credit was released in fiscal year 2011 and the changes in the associated restricted cash are included in cash flows from investing activities on our Consolidated Statements of Cash Flows.
Marketable Securities
We invest our excess cash balances in instruments that may include tax-exempt municipal bonds, corporate bonds, time deposits, commercial paper, agency bonds and other marketable securities. We classify such instruments with original maturities to us greater than three months as marketable securities on our Consolidated Balance Sheets. The substantial majority of our marketable securities are classified as held-to-maturity because we have the intent and ability to hold them until maturity. Our held-to-maturity securities are reported at amortized cost. Refer to Note 6, Marketable Securities.
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
We capitalize certain internal software development costs consisting primarily of the direct labor associated with creating the internally developed software. Capitalized costs are amortized using the straight-line method over the estimated lives of the software. Software development projects generally include three stages: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred). The costs we capitalize in the application development stage primarily include the costs of designing the application, coding, installation of hardware, and testing. Refer to Note 8, Property and Equipment, Net.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Our intangibles are recorded at fair market value on their acquisition date and principally include trademarks, technology, customer relationships and foreign regulatory accreditations and designations. We assign indefinite lives to intangibles that we believe have the continued ability to generate cash flows indefinitely; have no legal, regulatory, contractual, economic or other factors limiting the useful life of the respective intangible; and we intend to renew the respective intangible and renewal can be accomplished at little cost. Finite-lived intangibles are amortized on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the asset are consumed. The weighted average original useful life of our $30.1 million of finite-lived intangibles as of August 31, 2013 was 4.9 years.
We assess goodwill and indefinite-lived intangibles at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit or indefinite-lived intangible below its carrying amount. We perform our annual indefinite-lived intangibles impairment tests on the same dates that we perform our annual goodwill impairment tests for the respective reporting units. In performing our impairment tests, we first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible, as applicable, is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the following quantitative impairment tests:

•
Goodwill - We compare the estimated fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, we perform a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.

•
Indefinite-lived intangibles - We compare the estimated fair value of the intangible with its carrying value. If the carrying value of the intangible exceeds its fair value, an impairment loss is recognized in the amount of that excess.

The process of evaluating goodwill and indefinite-lived intangibles for impairment is subjective and requires significant judgment at many points during the analysis. If we elect to perform an optional qualitative analysis, we consider many factors including, but not limited to, general economic conditions, industry and market conditions, our market capitalization, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the most recent fair value analysis for either the reporting unit or respective intangible.
When performing a quantitative goodwill impairment test, we determine the fair value of reporting units using an income-based approach consisting of a discounted cash flow valuation method, a market-based approach or a combination of both methods. We use the relief-from-royalty method to determine the fair value of our trademark intangibles. This method estimates the benefit of owning the intangibles rather than paying royalties for the right to use a comparable asset. The fair value determination of our reporting units and indefinite-lived intangibles consists primarily of using unobservable inputs under the fair value measurement standards, and we believe our related assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
Refer for Note 9, Goodwill and Intangible Assets.
Other Long-Lived Asset Impairments
We evaluate the carrying amount of our major other long-lived assets, including property and equipment and finite-lived intangibles, whenever changes in circumstances or events indicate that the value of such assets may not be recoverable. During fiscal year 2013, we recorded $20.4 million of long-lived asset impairments, which includes $12.2 million resulting from our restructuring activities. Refer to Note 3, Restructuring and Other Charges and Note 8, Property and Equipment, Net.
As of August 31, 2013, we believe the carrying amounts of our remaining other long-lived assets are recoverable and no impairment exists. However, we are continuing to adapt our business in fiscal year 2014 to the rapidly developing changes in our industry, which includes further restructuring of our business. Changes to our business or other circumstances could lead to potential impairments of our other long-lived assets in the future.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases
We enter into various lease agreements in conducting our business. We evaluate the lease agreement at the inception of the lease to determine whether the lease is an operating or capital lease. Additionally, most of our lease agreements contain renewal options, tenant improvement allowances, rent holidays, and/or rent escalation clauses. When such items are included in a lease agreement, we record a deferred rent asset or liability on our Consolidated Balance Sheets and record the rent expense evenly over the term of the lease. Leasehold improvements are reflected under investing activities as additions to property and equipment on our Consolidated Statements of Cash Flows. Credits received against rent for tenant improvement allowances are reflected as a component of non-cash investing activities on our Consolidated Statements of Cash Flows. Lease terms generally range from five to ten years with one to two renewal options for extended terms. For leases with renewal options, we generally record rent expense and amortize the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset). Refer to Note 17, Commitments and Contingencies.
We are also required to make additional payments under lease terms for taxes, insurance, and other operating expenses incurred during the lease period, which are expensed as incurred. Rental deposits are provided for lease agreements that specify payments in advance or deposits held in security that are refundable, less any damages at lease end.
Restructuring and Other Charges
Restructuring and other charges principally consist of non-cancelable lease obligations, severance and other employee separation costs, and other related costs. We recognize restructuring obligations and liabilities for other exit and disposal activities at fair value in the period the liability is incurred. The process of measuring fair value and recognizing the associated liabilities is subjective and requires significant judgment. For our non-cancelable lease obligations, we record the obligation when we terminate the contract in accordance with the contract terms or when we cease using the right conveyed by the contract. Our employee severance costs are expensed on the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed over the future service period.
We generally estimate the fair value of restructuring obligations using significant unobservable inputs (Level 3) based on the best available information. For non-cancelable lease obligations, the fair value estimate is based on the contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income. Our estimate of the amount and timing of sublease rental income considers subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of sublease agreements.
Changes to restructuring obligations in periods subsequent to the initial fair value measurement are not measured at fair value. We record a cumulative adjustment resulting from changes in the estimated timing or amount of cash flows associated with restructuring obligations in the period of change using the same discount rate that was initially used to measure the obligation’s fair value. Changes in restructuring obligations resulting from the passage of time are recorded as accretion expense. The adjustments to restructuring obligations, including accretion expense, are included in restructuring and other charges on our Consolidated Statements of Income. Refer to Note 3, Restructuring and Other Charges.
Loss Contingencies
We are subject to various claims and contingencies including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. The liability excludes any anticipated loss recoveries from third parties such as insurers, which we record as a receivable if we determine recovery is probable. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. For matters where no loss contingency is recorded, we expense legal fees as incurred. The assessment of the likelihood of a potential loss and the estimation of the amount of a loss are subjective and require judgment. Refer to Note 17, Commitments and Contingencies.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation
Our outstanding share-based awards principally consist of restricted stock units, performance share awards and stock options, and restricted stock units represent the majority of our share-based compensation expense in recent years. We measure and recognize compensation expense for all share-based awards based on their estimated fair values on the grant date. We record compensation expense, net of forfeitures, for all share-based awards over the requisite service period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with service and performance conditions.
For share-based awards with performance conditions, we measure the fair value of such awards as of the grant date and amortize share-based compensation expense for our estimate of the number of shares expected to vest. Our estimate of the number of shares that will vest is based on our determination of the probable outcome of the performance condition, which may require considerable judgment. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest. Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.
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
We typically use the Black-Scholes-Merton option pricing model to estimate the fair value of stock options. The Black-Scholes-Merton option pricing model requires us to estimate key assumptions based on both historical information and management judgment regarding market factors and trends. The following represents our key weighted average assumptions for stock options granted in the respective fiscal years:

	Year Ended August 31,
	2013	2012	2011
Weighted average fair value	$5.84	$14.10	$16.71
Expected volatility	44.4%	46.6%	46.8%
Expected term	3.4	4.3	4.2
Risk-free interest rate	0.7%	0.6%	1.4%
Dividend yield	0.0%	0.0%	0.0%
We estimate expected volatility based on a weighted average of our historical volatility and the implied volatility of long-lived call options. We estimate the expected term of our stock options based primarily on the vesting period of the awards and historical exercise behavior. For the risk-free interest rate, we use the U.S. constant maturity treasury rates interpolated between the years commensurate with the expected life assumptions. Our dividend yield assumption considers that we have not historically paid dividends and we have no current plan to pay dividends in the near-term.
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
We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized would occur when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. We classify interest and penalties accrued in connection with unrecognized tax benefits as income tax expense on our Consolidated Statements of Income. Our total unrecognized tax benefits, excluding interest and penalties, were $44.1 million, $32.2 million and $25.8 million as of August 31, 2013, 2012 and 2011, respectively. Refer to Note 13, Income Taxes.
Marketing Costs
We expense marketing costs, the substantial majority of which includes advertising, as incurred.
Earnings per Share
Our outstanding shares consist of Apollo Group Class A and Class B common stock issued, net of shares held in treasury. Our Articles of Incorporation treat the declaration of dividends on the Apollo Group Class A and Class B common stock in an identical manner. As such, both the Apollo Group Class A and Class B common stock are included in the calculation of our earnings per share. Basic income per share is calculated using the weighted average number of Apollo Group Class A and Class B common shares outstanding during the period.
Diluted income per share is calculated similarly except that it includes the dilutive effect of share-based awards under our stock compensation plans by applying the treasury stock method. Our share-based awards with performance conditions are contingently issuable and are included in the calculation of diluted income per share based on our evaluation of the performance criteria as of the end of the respective period. The amount of any tax benefit to be credited to additional paid-in capital related to our share-based awards, and unrecognized share-based compensation expense is included when applying the treasury stock method in the computation of diluted income per share. Refer to Note 15, Earnings Per Share.
Foreign Currency Translation
We use the U.S. dollar as our reporting currency. The functional currency of our entities operating outside the United States is the currency of the primary economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated monthly at the average exchange rate for that period. The resulting translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are included in shareholders’ equity as a component of accumulated other comprehensive loss or noncontrolling interests (deficit), as applicable. We report gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions in other, net on our Consolidated Statements of Income. These items represented a net $0.2 million loss, net $0.5 million gain and net $1.7 million loss in fiscal years 2013, 2012 and 2011, respectively.
Fair Value
The carrying amount of certain assets and liabilities reported on our Consolidated Balance Sheets, including accounts receivable and accounts payable, approximate fair value because of the short-term nature of these financial instruments.
For fair value measurements of assets and liabilities that are recognized or disclosed at fair value, we consider fair value to be an exit price, which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. We use valuation techniques to determine fair value consistent with either the market approach, income approach and/or cost approach, and we prioritize the inputs used in our valuation techniques using the following three-tier fair value hierarchy:

•	Level 1 - Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

•
Level 2 - Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.
We categorize each of our fair value measurements for disclosure purposes in one of the above three levels based on the lowest level input that is significant to the fair value measurement in its entirety. In measuring fair value, our valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. We use prices and inputs that are current as

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the measurement date, including during periods of market volatility. Therefore, classification of inputs within the hierarchy may change from period to period depending upon the observability of those prices and inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the fair value of certain assets and liabilities and their placement within the fair value hierarchy. Refer to Note 10, Fair Value Measurements.
Discontinued Operations
Assets and liabilities expected to be sold or disposed of are presented separately on our Consolidated Balance Sheets as assets or liabilities held for sale. If we determine we will not have significant continuing involvement with components that are classified as held for sale or otherwise sold or disposed, the results of operations of these components are presented separately on our Consolidated Statements of Income as income from discontinued operations, net of tax, in the current and prior periods. Refer to Note 4, Discontinued Operations.
Reclassifications
During fiscal year 2013, we began presenting amortization of deferred gains on sale-leasebacks and amortization of lease incentives as a component of the change in accrued and other liabilities on our Consolidated Statements of Cash Flows. We have reclassified prior periods to conform to our current presentation.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which provides guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. The standard requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects of amounts reclassified out of accumulated other comprehensive income on income statement line items. ASU 2013-02 was effective prospectively for reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 on March 1, 2013, which did not materially impact our disclosures.
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The standard provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset instead of presented gross for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013, with early adoption permitted, and may be applied either retrospectively or on a prospective basis to all unrecognized tax benefits that exist at the adoption date. Effective September 1, 2013, we early adopted ASU 2013-11 on a prospective basis, which resulted in the offsetting of an immaterial amount of our uncertain tax positions against deferred tax assets.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Restructuring and Other Charges
The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes that challenge many of the core principles underlying the industry. We are reengineering our business processes and refining our educational delivery systems to improve the effectiveness of our services to students, and to reduce the size of our services infrastructure and associated operating expenses to align with our reduced enrollment. We have incurred the following restructuring and other charges associated with these activities during the respective periods:

	Year Ended August 31,			Cumulative Costs as of August 31, 2013
($ in thousands)	2013	2012	2011
Lease and related costs, net	$137,263	$15,981	$19,067	$172,311
Severance and other employee separation costs	34,293	12,887	3,846	51,026
Other restructuring related costs	27,069	9,827	—	36,896
Restructuring and other charges	$198,625	$38,695	$22,913	$260,233
The following summarizes the restructuring and other charges in our segment reporting format:

	Year Ended August 31,			Cumulative Costs as of August 31, 2013
($ in thousands)	2013	2012	2011
University of Phoenix	$158,757	$20,002	$22,913	$201,672
Apollo Global	6,053	5,712	—	11,765
Other	33,815	12,981	—	46,796
Restructuring and other charges	$198,625	$38,695	$22,913	$260,233
The following details the changes in our restructuring liabilities by type of cost during the fiscal years 2013 and 2012:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Other Restructuring Related Costs	Total
Balance at August 31, 2011	$17,802	$—	$—	$17,802
Restructuring and other charges	15,981	12,887	9,827	38,695
Non-cash adjustments	2,248	(1,323)	—	925
Payments	(10,007)	(8,566)	(8,416)	(26,989)
Balance at August 31, 2012(1)	26,024	2,998	1,411	30,433
Restructuring and other charges	137,263	34,293	27,069	198,625
Non-cash adjustments(2)	(31,114)	(2,008)	(12,221)	(45,343)
Payments	(28,125)	(27,660)	(8,129)	(63,914)
Balance at August 31, 2013(1)	$104,048	$7,623	$8,130	$119,801
(1) The current portion of our restructuring liabilities was $55.2 million and $11.3 million as of August 31, 2013 and 2012, respectively. The substantial majority of these balances are included in accrued and other current liabilities on our Consolidated Balance Sheets and the long-term portion is included in other long-term liabilities. The gross obligation associated with our restructuring liabilities as of August 31, 2013 is approximately $185 million, which principally represents non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.
(2) Non-cash adjustments for lease and related costs, net represents $50.1 million of accelerated depreciation, partially offset by the release of certain associated liabilities such as deferred rent. Non-cash adjustments for severance and other employee separation costs represents share-based compensation and for other restructuring related costs represents asset impairments.

•
Lease and Related Costs, Net - Beginning in fiscal year 2011, University of Phoenix began rationalizing its administrative real estate facilities. In addition to continuing to rationalize its administrative facilities, University of Phoenix began implementing a plan during fiscal year 2013 to close 115 of its ground locations. As of August 31, 2013, University of Phoenix has closed nearly two-thirds of the locations included in these plans and the remaining closures will continue into fiscal year 2014 and beyond as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We have recorded $123.6 million of initial aggregate charges

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods we ceased using the respective facilities. We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed and subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. As of August 31, 2013, we have recorded immaterial adjustments to our initial aggregate lease obligations for changes in estimated sublease income and interest accretion.
Lease and related costs, net also includes $50.1 million of accelerated depreciation during fiscal year 2013. This depreciation resulted from revising the useful lives of the fixed assets at the facilities discussed above through their expected closure dates. Prior to revising the estimated useful lives, we performed a recoverability analysis for the facilities’ fixed assets by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on our analysis, we recorded immaterial impairment charges during fiscal year 2013.

•
Severance and Other Employee Separation Costs - Beginning in fiscal year 2011 and continuing through fiscal year 2013, we have implemented workforce reductions as we reengineer our business processes and refine our educational delivery systems. We incurred severance and other employee separation costs of $34.3 million, $12.9 million and $3.8 million in fiscal years 2013, 2012 and 2011, respectively. These costs are included in the reportable segments in which the respective personnel were employed.

•
Other Restructuring Related Costs - We incurred $27.1 million of other restructuring related costs during fiscal year 2013 that principally include fixed asset impairment charges related to software and equipment we are no longer using, and costs for services from a consulting firm related to our restructuring initiatives. During fiscal year 2012, we incurred other restructuring related costs that principally represent services from a consulting firm associated with our restructuring initiatives. The majority of our other restructuring related costs in both fiscal years are included in “Other” in our segment reporting because they pertain to all areas of our business.

We have continued restructuring our business subsequent to August 31, 2013, which includes workforce reductions of approximately 500 non-faculty personnel. We expect to incur approximately $50 million of future restructuring charges for the initiatives announced to date. The majority of these charges represent lease related costs associated with closing University of Phoenix campuses, and will be incurred as the University obtains the necessary regulatory approvals and completes its teach-out obligations. We expect to incur the majority of the $50 million in fiscal year 2014 and the remainder in future years.
Note 4. Discontinued Operations
During fiscal year 2012, BPP completed the sale of its subsidiary, Mander Portman Woodward (“MPW”), a U.K.-based secondary education institution for £54.8 million (equivalent to $85.3 million as of the date of sale). In fiscal year 2011, we sold all of Insight Schools’ issued and outstanding shares for $6.3 million, plus $3.0 million that was held in escrow for one year following the sale, and $15.3 million of additional estimated working capital consideration. We have received all consideration from the sale of Insight Schools, including the funds held in escrow.
The sales of MPW and Insight Schools reflect our strategy to focus on the postsecondary education market and we do not have significant continuing involvement with either business after the sale. The operating results of the sold businesses are presented as discontinued operations on our Consolidated Statements of Income for all periods presented. MPW was included in the Apollo Global reportable segment and Insight Schools was presented as its own reportable segment.
We realized a gain on the sale of MPW of $26.7 million, net of transaction costs, in fiscal year 2012, with no tax expense associated with the gain because it was not taxable under U.K. tax law. We realized a $0.1 million loss on sale, net of transaction costs, associated with the Insight Schools sale in fiscal year 2011. These amounts are included in income from discontinued operations, net of tax on our Consolidated Statements of Income.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We determined cash flows from our discontinued operations individually and in the aggregate are not material and are included with cash flows from continuing operations on our Consolidated Statements of Cash Flows. The following summarizes the operating results for our discontinued operations for the respective periods, which are presented in income from discontinued operations, net of tax on our Consolidated Statements of Income:

	Year Ended August 31,
($ in thousands)	2012	2011
Net revenue	$24,209	$42,468
Gain (loss) on sale	26,678	(98)
Costs and other	(14,594)	(35,748)
Income from discontinued operations before income taxes	36,293	6,622
(Provision) benefit from income taxes(1)	(2,470)	87
Income from discontinued operations, net of tax	33,823	6,709
Income from discontinued operations, net of tax, attributable to noncontrolling interests(2)	(4,871)	(608)
Income from discontinued operations, net of tax, attributable to Apollo	$28,952	$6,101
(1) There was no tax expense associated with the gain on sale of MPW as discussed above. The tax benefit in fiscal year 2011 includes a $1.6 million tax benefit as a result of the Insight Schools sale generating a capital loss for tax purposes.
(2) The noncontrolling interest represents the portion of MPW’s operating results attributable to Apollo Global’s former noncontrolling shareholder.
The operating results of discontinued operations summarized above only includes revenues and costs directly attributable to the discontinued operations, and not those attributable to our continuing operations. Accordingly, no interest expense or general corporate overhead have been allocated to MPW or Insight Schools. We ceased depreciation and amortization on property and equipment and finite-lived intangibles at Insight Schools in fiscal year 2010 when we determined it was held for sale, and MPW did not meet the held for sale criteria until the period it was sold.
Note 5. Acquisitions
On September 12, 2011, we acquired all of the outstanding stock of Carnegie Learning, a publisher of research-based math curricula and adaptive learning software for a cash purchase price of $75.0 million. In a separate transaction completed on the same date, we acquired related technology from Carnegie Mellon University for $21.5 million payable over a 10-year period.
We accounted for the Carnegie Learning acquisition as a business combination and Carnegie Learning’s operating results are included in our consolidated financial statements from the date of acquisition. We have not provided pro forma information because Carnegie Learning’s results of operations are not significant to our consolidated results of operations.
The acquisition purchase price allocation is summarized below:

($ in thousands)
Tangible assets (net of acquired liabilities)	$(10,894)
Finite-lived intangibles	37,000
Indefinite-lived intangibles	14,100
Goodwill	34,794
Allocated purchase price	75,000
Less: Cash acquired	(1,264)
Acquisition, net of cash acquired	$73,736
We accounted for the related technology acquired from Carnegie Mellon University as an asset purchase. Accordingly, we recorded a $14.4 million asset and corresponding liability representing the present value of the future cash payments on the acquisition date using our incremental borrowing rate. The asset is included in intangible assets, net on our Consolidated Balance Sheets and is being amortized on a straight-line basis over a five-year useful life. The liability is included in debt on our Consolidated Balance Sheets and is being accreted over the 10-year period, with the accretion recorded in interest expense on our Consolidated Statements of Income.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Marketable Securities
Marketable securities consist of the following as of August 31:

	Current		Noncurrent
($ in thousands)	2013	2012	2013	2012
Tax-exempt municipal bonds	$69,621	$—	$24,070	$—
Corporate bonds	24,503	—	13,925	—
Other(1)	11,685	—	—	—
Total held-to-maturity securities	105,809	—	37,995	—
Available-for-sale auction-rate securities	—	—	5,946	5,946
Total marketable securities	$105,809	$—	$43,941	$5,946
(1) Other principally consists of commercial paper and certificates of deposit.
We have the intent and ability to hold our held-to-maturity marketable securities until maturity and all of our contractual maturities occur within two years. Our held-to-maturity securities are reported at amortized cost, which approximates fair value. We have not recorded gains or losses on our held-to-maturity investments.
Our auction-rate-securities are classified as available-for-sale and reported at fair value. We have classified our auction-rate securities as noncurrent due to illiquidity considerations. Refer to Note 10, Fair Value Measurements.
Note 7. Accounts Receivable, Net
Accounts receivable, net consist of the following as of August 31:

($ in thousands)	2013	2012
Student accounts receivable	$243,660	$287,619
Less allowance for doubtful accounts	(59,744)	(107,230)
Net student accounts receivable	183,916	180,389
Other receivables	31,485	17,890
Total accounts receivable, net	$215,401	$198,279
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. Our student receivables are not collateralized; however, credit risk is reduced as the amount owed by any individual student is small relative to the total student receivables and the customer base is geographically diverse.
The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Year Ended August 31,
($ in thousands)	2013	2012	2011
Beginning allowance for doubtful accounts	$107,230	$128,897	$192,857
Provision for uncollectible accounts receivable	83,798	146,742	181,297
Write-offs, net of recoveries	(131,284)	(168,409)	(245,257)
Ending allowance for doubtful accounts	$59,744	$107,230	$128,897

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Property and Equipment, Net
Property and equipment, net consist of the following as of August 31:

($ in thousands)	2013	2012
Land	$30,562	$31,184
Buildings	62,852	67,602
Furniture and equipment	428,441	498,253
Leasehold improvements (includes tenant improvement allowances)	353,548	370,171
Internally developed software	121,137	71,511
Software	128,746	132,835
Construction in progress	52,097	49,721
Gross property and equipment	1,177,383	1,221,277
Accumulated depreciation and amortization	(704,769)	(649,648)
Property and equipment, net	$472,614	$571,629
The following amounts, which are included in the above table, represent capital leases as of August 31:

($ in thousands)	2013	2012
Buildings and land	$5,307	$5,573
Furniture and equipment	53,826	65,138
Software	14,264	13,835
Accumulated depreciation and amortization	(33,301)	(17,916)
Capital lease assets, net	$40,096	$66,630
Depreciation expense was $196.7 million, $158.0 million and $144.3 million for fiscal years 2013, 2012 and 2011, respectively. During fiscal year 2013, depreciation expense includes $50.1 million of accelerated depreciation associated with our restructuring activities that is included in restructuring and other charges on our Consolidated Statements of Income. The remaining depreciation expense in fiscal year 2013 and all of the depreciation expense in fiscal years 2012 and 2011 is included in depreciation and amortization on our Consolidated Statements of Income. Depreciation expense includes capitalized internally developed software depreciation of $12.1 million, $10.1 million and $15.0 million for the fiscal years 2013, 2012 and 2011, respectively.
During fiscal year 2013, we recorded $20.4 million of fixed asset impairment charges, which includes $12.2 million resulting from our restructuring activities. Refer to Note 3, Restructuring and Other Charges.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Goodwill and Intangible Assets
The following details changes in the carrying amount of our goodwill by reportable segment during fiscal years 2013 and 2012:

	University of Phoenix	Apollo Global(1)	Other(1)	Total
($ in thousands)
Goodwill as of August 31, 2011	$37,018	$79,388	$16,891	$133,297
Goodwill acquired in Carnegie Learning acquisition	34,794	—	—	34,794
UNIACC impairment	—	(11,912)	—	(11,912)
Sale of MPW(2)	—	(45,266)	—	(45,266)
Currency translation adjustment	—	(7,568)	—	(7,568)
Goodwill as of August 31, 2012	71,812	14,642	16,891	103,345
Currency translation adjustment	—	275	—	275
Goodwill as of August 31, 2013	$71,812	$14,917	$16,891	$103,620
(1) During to fiscal year 2013, we began presenting WIU in Other in our segment reporting. As a result, we have included WIU in Other for all periods presented. WIU was previously included in our Apollo Global reportable segment. Refer to Note 19, Segment Reporting.
(2) This represented all of our BPP reporting unit’s remaining goodwill which we allocated to MPW in determining our gain on sale. Refer to Note 4, Discontinued Operations. We allocated the goodwill based on the fair values of MPW and BPP’s remaining business with consideration for how these units were operated.
The following presents the components of the net carrying amount of our goodwill by reportable segment as of August 31, 2013 and 2012:

	University of Phoenix	Apollo Global(1)	Other	Total
($ in thousands)
Gross carrying amount(1)	$71,812	$27,185	$37,096	$136,093
Accumulated impairments(1)	—	(8,712)	(20,205)	(28,917)
Foreign currency translation	—	(3,556)	—	(3,556)
Net carrying amount at August 31, 2013	$71,812	$14,917	$16,891	$103,620

	University of Phoenix	Apollo Global(1)	Other	Total
($ in thousands)
Gross carrying amount(1)	$71,812	$38,036	$37,096	$146,944
Accumulated impairments(1)	—	(20,624)	(20,205)	(40,829)
Foreign currency translation	—	(2,770)	—	(2,770)
Net carrying amount at August 31, 2012	$71,812	$14,642	$16,891	$103,345
(1) UNIACC’s entire goodwill balance was impaired in fiscal year 2012. Accordingly, we removed the gross carrying amount and related accumulated impairments associated with UNIACC from Apollo Global in fiscal year 2013. In addition, we have recorded $354 million of accumulated impairments associated with our BPP reporting unit, which did not have any goodwill as of August 31, 2013 and 2012.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consist of the following as of August 31:

	2013				2012
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount
Software and technology	$42,389	$(16,673)	$—	$25,716	$42,389	$(8,197)	$—	$34,192
Student and customer relationships	12,026	(7,727)	(1,363)	2,936	14,109	(6,731)	(1,395)	5,983
Copyrights	20,891	(18,706)	(777)	1,408	20,891	(16,277)	(741)	3,873
Other(1)	—	—	—	—	12,878	(10,556)	(1,196)	1,126
Total finite-lived intangibles	75,306	(43,106)	(2,140)	30,060	90,267	(41,761)	(3,332)	45,174
Trademarks	100,736	—	(5,347)	95,389	100,736	—	(3,778)	96,958
Accreditations and designations	7,260	—	(517)	6,743	7,260	—	(358)	6,902
Total indefinite-lived intangibles	107,996	—	(5,864)	102,132	107,996	—	(4,136)	103,860
Total intangible assets, net	$183,302	$(43,106)	$(8,004)	$132,192	$198,263	$(41,761)	$(7,468)	$149,034
(1) The decrease in gross carrying amount as of August 31, 2013 compared to August 31, 2012 was due to the removal intangibles that were fully amortized during fiscal year 2013.
Finite-lived intangibles are amortized on either a straight-line basis or using an accelerated method to reflect the pattern in which the benefits of the asset are consumed. Amortization expense for intangibles for fiscal years 2013, 2012 and 2011 was $15.1 million, $20.2 million and $14.7 million, respectively. The weighted average original useful life of our finite-lived intangibles as of August 31, 2013 is 4.9 years and estimated future amortization expense of finite-lived intangibles is as follows:

($ in thousands)
2014	$11,670
2015	9,605
2016	8,502
2017	283
Total estimated amortization expense(1)	$30,060
(1) Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
We perform our annual goodwill and indefinite-lived intangibles impairment tests, as applicable, for our reporting units on the following dates:

•	University of Phoenix - May 31

•	Apollo Global:

•	BPP - July 1

•	UNIACC - May 31

•	ULA - May 31

•	CFFP - August 31

•	Western International University - May 31

•	Carnegie Learning - May 31
We completed our fiscal year 2013 annual goodwill and indefinite-lived intangibles impairment tests for applicable reporting units and assets and determined there was no impairment.
During fiscal year 2012, UNIACC was advised by the National Accreditation Commission of Chile that its institutional accreditation would not be renewed and therefore had lapsed. The loss of accreditation reduced new enrollment in UNIACC’s degree programs and, accordingly, we revised our cash flow estimates and performed an interim goodwill impairment analysis. Based on our estimated fair value of the UNIACC reporting unit and a hypothetical purchase price allocation, we determined that the UNIACC reporting unit would have no implied goodwill. We also tested UNIACC’s trademark and accreditation intangibles and determined they had minimal or no fair value. Accordingly, we determined UNIACC’s entire goodwill balance and the trademark and accreditation indefinite-lived intangibles totaling $11.9 million and $3.9 million, respectively, were impaired. We also recorded a $1.0 million impairment for certain finite-lived intangibles. We did not record an income tax benefit associated with these charges as UNIACC’s goodwill and other intangibles are not deductible for tax purposes.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal year 2011, BPP experienced lower than expected rates of enrollment for its accounting and finance professional training programs. As a result, we revised our outlook for BPP and reduced forecasted revenues and operating cash flows for the remainder of fiscal year 2011 and reduced our forecasts for future years from what we had previously anticipated. For these reasons, we performed an interim goodwill impairment analysis and determined BPP’s fair value was lower than its carrying value. Using the estimated fair value of BPP in a hypothetical purchase price allocation, we recorded impairment charges during fiscal year 2011 for BPP’s goodwill and trademark of $197.7 million and $22.2 million, respectively. These impairment charges aggregated to $213.9 million (net of $6.0 million benefit for income taxes associated with the other intangibles impairment charge). As BPP’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge.
Note 10. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis consist of the following as of August 31, 2013:

		Fair Value Measurements at Reporting Date Using
	August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$732,530	$732,530	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$738,476	$732,530	$—	$5,946

Liabilities:
Other long-term liabilities:
Contingent payment	$5,277	$—	$—	$5,277
Total liabilities at fair value on a recurring basis	$5,277	$—	$—	$5,277
Assets measured at fair value on a recurring basis consist of the following as of August 31, 2012:

		Fair Value Measurements at Reporting Date Using
	August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$629,166	$629,166	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$635,112	$629,166	$—	$5,946
We measure the above items on a recurring basis at fair value as follows:

•
Money market funds - Classified within Level 1 and valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of August 31, 2013 and 2012, our remaining cash and cash equivalents not disclosed in the above tables approximate fair value because of the short-term nature of the financial instruments.

•
Auction-rate securities - Classified within Level 3 due to the illiquidity of the market and valued using a discounted cash flow model encompassing significant unobservable inputs such as estimated interest rates, credit spreads, timing and amount of cash flows, credit quality of the underlying securities and illiquidity considerations.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Contingent payment - As a result of our purchase of the noncontrolling interest in Apollo Global, we have a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. This contingent payment is classified within Level 3 and valued using a discounted cash flow valuation method encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance period, probability weightings assigned to operating results scenarios and the discount rate applied.

At August 31, 2013 and 2012, the carrying value of our debt, excluding capital leases, was $642.4 million and $649.7 million, respectively. Substantially all of our debt as of both dates was variable interest rate debt and the carrying amount approximates fair value.
Excluding the contingent payment obligation recorded during fiscal year 2013, we did not change our valuation techniques associated with recurring fair value measurements from prior periods.
There were no changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during fiscal years 2013 and 2012. The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during fiscal year 2013:

($ in thousands)
Balance at August 31, 2012	$—
Purchase of noncontrolling interest	6,000
Change in fair value included in net income	(723)
Balance at August 31, 2013	$5,277
Liabilities measured at fair value on a nonrecurring basis during fiscal years 2013 and 2012, all of which are included in other liabilities on our Consolidated Balance Sheets, consist of the following:

		Fair Value Measurements at Measurement Dates Using
($ in thousands)	Fair Value at Measurement Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Respective Fiscal Years
Fiscal year 2013 restructuring obligations	$92,151	$—	$—	$92,151	$92,151
Fiscal year 2012 restructuring obligations	$20,082	$—	$—	$20,082	$20,082
During fiscal years 2013 and 2012, we recorded $92.2 million and $20.1 million, respectively, of aggregate initial lease and other contract exit obligations at fair value associated with our restructuring activities. We recorded obligation liabilities on the dates we ceased using the right conveyed by the respective contracts, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 3, Restructuring and Other Charges.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of August 31:

($ in thousands)	2013	2012
Salaries, wages and benefits	$144,086	$117,432
Restructuring lease and other contract exit obligations	46,658	6,902
Accrued advertising	45,850	45,737
Accrued legal and other professional obligations	31,310	57,476
Deferred rent and other lease liabilities	14,001	19,868
Curriculum materials	10,764	13,004
Student refunds, grants and scholarships	7,180	11,181
Other	46,857	53,281
Total accrued and other current liabilities	$346,706	$324,881
Other long-term liabilities consist of the following as of August 31:

($ in thousands)	2013	2012
Deferred rent and other lease liabilities	$67,641	$88,164
Restructuring lease obligations	64,610	19,122
Uncertain tax positions	33,637	27,223
Deferred gains on sale-leasebacks	22,894	25,692
Other	44,660	31,555
Total other long-term liabilities	$233,442	$191,756
Note 12. Debt
Debt and short-term borrowings consist of the following as of August 31:

($ in thousands)	2013	2012
Revolving Credit Facility, see terms below	$605,000	$615,000
Capital lease obligations	49,628	70,215
Other, see terms below	37,426	34,696
Total debt	692,054	719,911
Less short-term borrowings and current portion of long-term debt	(628,050)	(638,588)
Long-term debt	$64,004	$81,323
Aggregate debt maturities for each of the years ended August 31 are as follows:

($ in thousands)
2014	$628,050
2015	30,628
2016	13,435
2017	6,640
2018	3,919
Thereafter	9,382
$692,054

•
Revolving Credit Facility - In fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility is used for general corporate purposes, which may include acquisitions and share repurchases. The term is five years and will expire in April 2017. The Revolving

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility may be used for borrowings in certain foreign currencies and letters of credit, in each case up to specified sublimits.
We borrowed $605.0 million and $615.0 million under the Revolving Credit Facility as of August 31, 2013 and 2012, respectively. We also had approximately $14 million and $8 million of outstanding letters of credit under the Revolving Credit Facility as of the respective dates. We repaid the entire amount borrowed under the Revolving Credit Facility subsequent to the respective fiscal year ends. We have classified our Revolving Credit Facility borrowings as short-term borrowings and the current portion of long-term debt on our Consolidated Balance Sheets because they were repaid subsequent to the respective fiscal year-ends.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points. The weighted average interest rate on outstanding short-term borrowings under the Revolving Credit Facility at August 31, 2013 and 2012 was 3.5%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at August 31, 2013.

•
Other - Other principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012, which is discussed further at Note 5, Acquisitions. The weighted average interest rate on our outstanding other debt at August 31, 2013 and 2012 was 5.3% and 5.7%, respectively.

During the second quarter of fiscal year 2013, we terminated our £39.0 million secured credit agreement at BPP.
Refer to Note 10, Fair Value Measurements, for discussion of the fair value of our debt.
Note 13. Income Taxes
Geographic sources of income (loss) from continuing operations before income taxes are as follows for the respective periods:

	Year Ended August 31,
($ in thousands)	2013	2012	2011
United States	$461,760	$727,934	$1,213,353
Foreign	(38,771)	(61,679)	(265,130)
Income from continuing operations before income taxes	$422,989	$666,255	$948,223
Income tax (expense) benefit consists of the following for the respective periods:

	Year Ended August 31,
($ in thousands)	2013	2012	2011
Current:
U.S. Federal	$(171,702)	$(212,058)	$(350,640)
State and local	(30,135)	(47,024)	(11,372)
Foreign	(1,704)	(2,140)	373
Total current	(203,541)	(261,222)	(361,639)
Deferred:
U.S. Federal	20,389	(28,964)	(62,474)
State and local	3,163	(1,074)	(10,214)
Foreign	5,965	8,188	15,191
Total deferred	29,517	(21,850)	(57,497)
Provision for income taxes	$(174,024)	$(283,072)	$(419,136)

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consist of the following as of August 31:

($ in thousands)	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$16,479	$32,659
Leasing transactions	86,946	62,389
Net operating loss carry-forward	25,055	19,804
Share-based compensation	35,123	74,540
Other	51,929	55,573
Gross deferred tax assets	215,532	244,965
Valuation allowance	(17,998)	(11,282)
Deferred tax assets, net of valuation allowance	197,534	233,683
Deferred tax liabilities:
Fixed assets	42,485	52,469
Intangibles	35,109	41,203
Other	7,929	9,212
Gross deferred tax liabilities	85,523	102,884
Net deferred income taxes	$112,011	$130,799
As of August 31, 2013 and 2012, we have recorded a valuation allowance related to a portion of our net operating losses and other deferred tax assets of certain of our foreign subsidiaries because it is more likely than not that these deferred tax assets will not be utilized. During fiscal year 2013, the valuation allowance increased primarily as a result of an increase in net operating losses of certain foreign subsidiaries. We have concluded that it is more likely than not that we will ultimately realize the full benefit of our other deferred tax assets principally based on our history of profitable operations.
The net operating loss carry-forward in the above table represents $29.4 million of U.S. net operating losses that will begin to expire August 31, 2018. We also have $58.4 million of net operating losses in various foreign jurisdictions that do not expire.
We have not provided deferred taxes on unremitted earnings attributable to international companies that have been considered permanently reinvested. As of August 31, 2013, the earnings from these operations are not significant.
The following tabular reconciliation summarizes the activity in our unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended August 31,
($ in thousands)	2013	2012	2011
Beginning unrecognized tax benefits	$32,207	$25,811	$166,048
Additions based on tax positions taken in the current year	13,095	7,708	4,503
Additions for tax positions taken in prior years	5,953	813	15,570
Settlement with tax authorities	(197)	(733)	(110,980)
Reductions for tax positions of prior years	(2,635)	—	(45,231)
Reductions due to lapse of applicable statute of limitations	(4,366)	(1,392)	(4,099)
Ending unrecognized tax benefits	$44,057	$32,207	$25,811
As of August 31, 2013 and 2012, our liabilities for unrecognized tax benefits are included in accrued and other current liabilities and other long-term liabilities on our Consolidated Balance Sheets. The decrease in our unrecognized tax benefits during fiscal year 2011 was principally attributable to resolution with the Arizona Department of Revenue regarding the apportionment of income for Arizona corporate income tax purposes. Refer to Arizona Department of Revenue Audit below for further discussion. The decrease was also due to a $9.6 million benefit from resolution with the Internal Revenue Service regarding the deductibility of payments made related to the settlement of a qui tam lawsuit in fiscal year 2010.
We classify interest and penalties related to uncertain tax positions as a component of provision for income taxes on our Consolidated Statements of Income. We recognized $0.1 million and $0.4 million of expense in fiscal years 2013 and 2012, respectively, and a benefit of $1.7 million in fiscal year 2011, related to interest and penalties. The $1.7 million benefit in fiscal

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year 2011 is primarily attributable to the reduction of accrued interest related to the resolution with the Arizona Department of Revenue noted above. The total amount of interest and penalties included on our Consolidated Balance Sheets was $4.2 million and $4.1 million as of August 31, 2013 and 2012, respectively.
It is reasonably possible that approximately $15 million of our unrecognized tax benefits associated with the deductibility of certain costs for our foreign subsidiaries will be reduced in the next twelve months due to settlement with the IRS and expiration of the applicable statute of limitations. We do not anticipate significant changes to our other unrecognized tax benefits.
As of August 31, 2013, $38.4 million of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense.
Our U.S. federal income tax return for fiscal year 2011 is currently under review by the Internal Revenue Service (“IRS”). During fiscal year 2013, the IRS completed its review of our federal income tax returns for fiscal years 2006 through 2010, which did not result in a significant adjustment to our provision for income taxes. Various state tax years from 2004 and tax years from 2007 related to our foreign taxing jurisdictions remain subject to examination.
The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for the respective periods:

	Year Ended August 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit(1)	4.4%	4.2%	1.8%
Non-deductible compensation, net	0.1%	0.2%	0.3%
Foreign taxes	2.2%	1.4%	0.9%
Litigation charge(2)	—%	—%	(1.0)%
Goodwill impairments	—%	0.9%	7.4%
Meritus University, Inc. closure	—%	—%	(0.8)%
Other, net	(0.6)%	0.8%	0.6%
Effective income tax rate	41.1%	42.5%	44.2%
(1) In fiscal year 2011, we realized a $43.3 million benefit associated with our resolution with the Arizona Department of Revenue. Refer to further discussion below.
(2) In fiscal year 2011, we realized a $9.6 million benefit from resolution with the Internal Revenue Service regarding the deductibility of payments made related to the settlement of a qui tam lawsuit.
Arizona Department of Revenue Audit
In fiscal year 2011, we executed a Closing Agreement with the Arizona Department of Revenue to settle an audit principally associated with our method of sourcing services income for sales factor apportionment purposes. The settlement resolved the sales factor sourcing issue for the audit period covering our Arizona income tax returns for fiscal years 2003 through 2009 and provided an agreed upon sales factor sourcing methodology for fiscal years 2010 through 2020.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Shareholders’ Equity
Purchase of Noncontrolling Interest
During the first quarter of fiscal year 2013, we purchased the 14.4% noncontrolling ownership interest in Apollo Global from Carlyle. We paid $42.5 million cash, plus a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. On the purchase date, we estimated the fair value of the contingent payment to be $6.0 million using a discounted cash flow valuation method encompassing significant unobservable inputs. Refer to Note 10, Fair Value Measurements, for further discussion of the valuation and subsequent changes in the estimated fair value. The contingent payment liability is included in other long-term liabilities on our Consolidated Balance Sheets. As a result of the transaction, Apollo Group owns all of Apollo Global. This purchase was accounted for as an equity transaction resulting in the removal of Carlyle’s noncontrolling interest from our Consolidated Balance Sheets. Accordingly, we recorded an adjustment to additional paid-in capital of $48.5 million, which principally represents the difference between the fair value of the consideration discussed above and the carrying amount of the noncontrolling interest acquired. The adjustment to additional paid-in capital also includes an adjustment to accumulated other comprehensive loss to reflect the change in Apollo’s proportionate interest.
The remaining noncontrolling interest on our Consolidated Balance Sheets following the above purchase represents an ownership interest in a subsidiary of BPP.
Share Reissuances
During fiscal years 2013, 2012 and 2011, we issued 1.5 million, 1.2 million and 1.2 million shares, respectively, of our Apollo Group Class A common stock from our treasury stock. These reissuances are a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock from time to time depending on market conditions and other considerations. During the third quarter of fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million. There is no expiration date on the repurchase authorization and repurchases occur at our discretion.
We did not repurchase shares of our Apollo Group Class A common stock during fiscal year 2013. During fiscal years 2012 and 2011, we repurchased 19.1 million and 18.3 million shares of our Apollo Group Class A common stock at a total cost of $799.5 million and $775.8 million, respectively. The weighted average purchase price for fiscal years 2012 and 2011 was $41.82 and $42.30 per share, respectively.
As of August 31, 2013, $250 million remained available under our share repurchase authorization. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
In connection with the release of vested shares of restricted stock, we repurchased 0.5 million, 0.3 million and 0.2 million shares of Class A common stock for $9.5 million, $12.4 million and $7.4 million during fiscal years 2013, 2012 and 2011, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and do not fall under the repurchase program described above.
Accumulated Other Comprehensive Loss
The following summarizes the components of accumulated other comprehensive loss at August 31:

($ in thousands)	2013	2012
Foreign currency translation losses	$(36,032)	$(29,503)
Unrealized loss on marketable securities	(531)	(531)
Accumulated other comprehensive loss(1)	$(36,563)	$(30,034)
(1) Accumulated other comprehensive loss is net of $0.6 million and $0.4 million of taxes as of August 31, 2013 and 2012, respectively. The tax effect on each component of other comprehensive income during fiscal years 2013, 2012 and 2011 is not significant.
The increase in foreign currency translation losses is primarily the result of an adjustment to accumulated other comprehensive loss resulting from our purchase of the noncontrolling interest in Apollo Global discussed above.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Earnings Per Share
The following are the components of basic and diluted earnings per share for the respective periods:

	Year Ended August 31,
($ in thousands)	2013	2012	2011
Net income attributable to Apollo (basic and diluted)	$248,526	$422,678	$572,427
Basic weighted average shares outstanding	112,712	121,607	141,269
Dilutive effect of stock options	—	4	99
Dilutive effect of restricted stock units and performance share awards	573	746	382
Diluted weighted average shares outstanding	113,285	122,357	141,750
Earnings per share:
Basic income per share attributable to Apollo	$2.20	$3.48	$4.05
Diluted income per share attributable to Apollo	$2.19	$3.45	$4.04
During fiscal years 2013, 2012 and 2011, 7.0 million, 8.8 million and 9.3 million, respectively, of our stock options outstanding and 1.4 million, less than 0.1 million, and 0.4 million, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.
Note 16. Stock and Savings Plans
401(k) Plan
We sponsor a 401(k) plan for eligible employees which provides them the opportunity to make pre-tax contributions. Such contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Upon a participating employee’s completion of one year of service and 1,000 hours worked, we will match, at our discretion, 30% of such employee’s contributions up to the lesser of 15% of his or her gross compensation or the maximum participant contribution permitted under the Internal Revenue Code. We are also permitted to make additional discretionary contributions for certain eligible employees. Our contributions were $20.0 million, $13.6 million and $12.6 million for fiscal years 2013, 2012 and 2011, respectively.
Employee Stock Purchase Plan
Our Third Amended and Restated 1994 Employee Stock Purchase Plan allows eligible employees to purchase shares of our Class A common stock at quarterly intervals through periodic payroll deductions at a price per share equal to 95% of the fair market value on the purchase date. This plan is deemed to be non-compensatory, and accordingly, we do not recognize any share-based compensation expense for shares purchased under the plan.
Share-Based Awards
We currently have outstanding awards under the Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan (“Plan”). Under this Plan, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance share awards (“PSAs”), and other share-based awards covering shares of our Class A common stock to officers, certain employees and faculty members, and the non-employee members of our Board of Directors. In general, the awards granted under the Plan vest over periods ranging from one to four years and stock options have contractual terms of 10 years or less. Restricted stock units issued under the Plan may have both performance-vesting and service-vesting components or service-vesting only. PSAs have both performance-vesting and service-vesting components tied to a defined performance period. The majority of our restricted stock units and PSAs contain rights to receive dividends or dividend equivalents, but these rights are forfeitable and Apollo has not historically issued dividends.
Approximately 28.6 million shares of our Class A common stock have been reserved for issuance over the term of the Plan. The shares may be issued from treasury shares or from authorized but unissued shares of our Class A common stock. As of August 31, 2013, approximately 15.4 million authorized and unissued shares of our Class A common stock were available for issuance under the Plan, including the shares subject to outstanding equity awards.
Under the Plan, the exercise price for stock options may not be less than 100% of the fair market value of our Class A common stock on the date of the grant. The requisite service period for all awards is generally equal to the vesting period.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units and PSAs
We granted restricted stock units during fiscal years 2013, 2012 and 2011 with both service-vesting and performance-vesting conditions, and with only service vesting. The vesting period of the restricted stock units granted generally ranges from one to four years. We also granted PSAs during fiscal years 2013, 2012 and 2011 that vest based on performance and service vesting conditions. The level at which the performance condition is attained will determine the actual number of shares of our Class A common stock into which the PSAs will be converted. The conversion percentage generally ranges from 0% up to 300% of the target level based on the performance condition attainment. The award holder will vest in one-third of the shares of our Class A common stock into which his or her PSAs are so converted for each fiscal year the award holder remains employed during the three year performance period. However, the PSAs will immediately convert into fully-vested shares of our Class A common stock at target level or above upon certain changes in control or ownership. The shares of our Class A common stock into which the PSAs are converted will be issued upon the completion of the applicable performance period.
The following provides a summary of activity for our restricted stock units and PSAs (granted PSAs are assumed to convert into shares of our Class A common stock at the target level):

	Restricted Stock Units		Performance Share Awards(1)
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at August 31, 2010	1,481	$51.12	69	$42.27
Granted	2,072	44.14	191	46.98
Vested and released	(469)	54.01	—	—
Forfeited	(152)	49.94	—	—
Nonvested at August 31, 2011	2,932	$45.78	260	$45.74
Granted	1,692	36.81	145	37.50
Vested and released	(905)	46.97	—	—
Forfeited	(193)	47.12	(6)	44.89
Nonvested at August 31, 2012	3,526	$41.10	399	$42.76
Granted	2,301	20.10	47	19.80
Vested and released	(1,334)	42.25	—	—
Forfeited	(527)	39.99	(81)	37.45
Nonvested at August 31, 2013	3,966	$28.68	365	$40.97
(1) The vesting of PSAs is subject to the achievement of the specified performance goals and the number of common shares that will ultimately be issued is calculated by multiplying the number of performance shares by a payout percentage that generally ranges from 0% up to 300%.
As of August 31, 2013, we have $78.2 million and $1.2 million of unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units and PSAs, respectively. These costs are expected to be recognized over a weighted average period of 2.84 years. The fair value of restricted stock units that vested during fiscal years 2013, 2012 and 2011 was $56.4 million, $42.5 million and $25.5 million, respectively.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
We have granted stock options during fiscal years 2013, 2012 and 2011 with a service vesting condition that generally ranges from one to four years. The following provides a summary of our stock option activity:

	Options Outstanding
	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1) (in thousands)
Balance at August 31, 2010	10,149	$56.62
Granted	650	43.49
Exercised	(608)	31.41
Forfeited, canceled or expired	(915)	58.38
Balance at August 31, 2011	9,276	$57.18
Granted	176	36.89
Exercised	(157)	43.57
Forfeited, canceled or expired	(736)	58.53
Balance at August 31, 2012	8,559	$56.90
Granted	945	17.95
Exercised	—	—
Forfeited, canceled or expired	(5,381)	57.69
Balance at August 31, 2013	4,123	$46.94	2.61	$1,092
Vested and expected to vest as of August 31, 2013	4,055	$47.35	2.55	$1,092
Exercisable as of August 31, 2013	2,761	$57.65	1.85	$—
Available for future grant as of August 31, 2013	6,163
(1) Aggregate intrinsic value represents the sum of the differences between our closing stock price of $18.57 on August 31, 2013 and the exercise prices of all of our options with an exercise price less than $18.57.
As of August 31, 2013, we have $8.9 million of unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.10 years. The fair value of stock options that vested during fiscal years 2013, 2012 and 2011 was $10.6 million, $22.8 million, and $37.8 million, respectively.
The following summarizes information related to outstanding and exercisable options at August 31, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price per Share	Number of Shares (in thousands)	Weighted Average Exercise Price per Share
$16.75 to $16.75	600	3.53	$16.75	—	$—
$19.62 to $39.88	759	4.75	$30.06	204	$38.23
$40.03 to $47.47	696	2.98	$44.05	496	$43.86
$48.30 to $55.46	714	1.73	$53.46	707	$53.50
$56.49 to $67.90	807	1.38	$63.91	807	$63.91
$68.47 to $97.49	545	1.09	$73.19	545	$73.18
$169.47 to $169.47	2	1.66	$169.47	2	$169.47
	4,123			2,761

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes information related to stock options exercised during the respective periods:

	Year Ended August 31,
($ in thousands)	2013	2012	2011
Intrinsic value realized	$—	$1,498	$9,207
Actual tax benefit realized by Apollo for tax deductions	$—	$573	$1,771
Cash received by Apollo	$—	$6,754	$19,151
Refer to Note 2, Significant Accounting Policies, for discussion of stock option valuation and related assumptions.
Share-based Compensation Expense
The following details share-based compensation expense for the respective periods:

	Year Ended August 31,
($ in thousands)	2013	2012	2011
Instructional and student advisory	$20,060	$27,731	$27,012
Marketing	5,182	6,807	5,306
Admissions advisory	849	1,691	2,109
General and administrative	21,363	41,153	35,613
Restructuring and other charges	2,008	1,323	—
Share-based compensation expense	49,462	78,705	70,040
Tax effect of share-based compensation	(18,986)	(29,874)	(26,715)
Share-based compensation expense, net of tax	$30,476	$48,831	$43,325
Note 17. Commitments and Contingencies
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
Lease Commitments
The following details our future minimum commitments for capital and operating leases as of August 31, 2013:

($ in thousands)	Capital Leases	Operating Leases(1)
2014	$18,170	$180,605
2015	18,082	164,950
2016	11,115	142,616
2017	4,120	115,458
2018	983	91,465
Thereafter	1,194	353,899
Total future minimum lease obligation(1), (2)	$53,664	$1,048,993
Less: imputed interest on capital leases	(4,036)
Net present value of capital lease obligations	$49,628
(1) The total future minimum lease obligation excludes non-cancelable sublease rental income of $16.7 million.
(2) We have initiated restructuring activities that have included ceasing use of a significant number of our operating leases. Refer to Note 3, Restructuring and Other Charges. The total future minimum operating lease obligation includes $168.4 million of future contractual lease payments associated with locations for which we no longer expect to receive an economic benefit. The total future minimum operating lease obligation also includes $31.9 million of future contractual lease payments associated with locations that we expect to close as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense was $184.6 million, $207.5 million and $219.3 million for fiscal years 2013, 2012 and 2011, respectively.
We have entered into sale-leaseback agreements related to properties that we currently use to support our operations. We received $200.9 million for the sale of these properties, which generated a combined gain of approximately $41.7 million that is being deferred over the respective lease terms. We recognized gain amortization associated with sale-leasebacks of $2.8 million, $2.8 million and $2.2 million in fiscal years 2013, 2012 and 2011, respectively, on our Consolidated Statements of Income. The total deferred gain included on our Consolidated Balance Sheets was $25.7 million and $28.5 million as of August 31, 2013 and 2012, respectively.
Naming Rights to Glendale, Arizona Sports Complex
In September 2006, we entered into an agreement with New Cardinals Stadium, L.L.C. and B&B Holdings, Inc. doing business as the Arizona Cardinals, third parties unrelated to Apollo, for naming and sponsorship rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals team in the National Football League. The agreement includes naming, sponsorship, signage, advertising and other promotional rights and benefits. The initial agreement term is in effect until 2026 with options to extend. Pursuant to the agreement, we were required to pay a total of $5.8 million for the 2006 contract year, which increases 3% per year until 2026. As of August 31, 2013, our remaining contractual obligation pursuant to this agreement is $108.5 million. Other payments apply if certain events occur, such as if the Cardinals play in the Super Bowl or if all of the Cardinals’ regular season home games are sold-out.
Surety Bonds
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid. As of August 31, 2013, the face amount of these surety bonds was $41.5 million.
Letters of Credit
As of August 31, 2013, we had approximately $14 million of outstanding letters of credit that are required as part of our normal operations.
Litigation and Other Matters
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

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not recorded a loss associated with this action.
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
The complaint alleges, among other things, that University of Phoenix has violated the Federal False Claims Act since December 12, 2009 and the California False Claims Act for the preceding ten years by falsely certifying to the U.S. Department of Education and the State of California that University of Phoenix was in compliance with various regulations that require compliance with federal rules regarding the payment of incentive compensation to admissions personnel, in connection with University of Phoenix’s participation in student financial aid programs. In addition to injunctive relief and fines, the relators seek significant damages on behalf of the Department of Education and the State of California, including all student financial aid disbursed by the Department to our students since December 2009 and by the State of California to our students during the preceding ten years. On July 12, 2011, we filed a motion to dismiss and on August 30, 2011, relators filed a motion for leave to file a Second Amended Complaint, which the Court granted. On November 2, 2011, we filed a motion to dismiss relators’ Second Amended Complaint, which was denied by the Court on July 6, 2012. On August 1, 2012, we filed a motion for certification of an interlocutory appeal, which was denied by the Court on March 7, 2013. Discovery in this matter has commenced, and trial is scheduled for January 2015.
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
On January 7, 2011, the Court granted our motion for summary judgment and dismissed the case with prejudice, citing plaintiff’s failure to point to admissible evidence that could support a finding of infringement. Plaintiff appealed the order granting summary judgment to the United States Court of Appeals for the Federal Circuit, which held oral argument on December 5, 2011. On March 7, 2012, a divided three-judge panel of the Federal Circuit issued an opinion affirming in part and reversing in part the order granting summary judgment, and it remanded a portion of the plaintiff’s claims to the district court for further proceedings. We filed a Petition for Rehearing with the Federal Circuit regarding the portion of the decision reversing the grant of summary judgment, which the Federal Circuit denied on May 25, 2012. Accordingly, the case was remanded to the U.S. District Court for the Eastern District of Virginia for further proceedings. In July 2013, we filed another motion for summary judgment based on non-infringement. On October 4, 2013, the Court granted our motion and dismissed each of plaintiff’s remaining claims with prejudice. Plaintiff has thirty days in which it can appeal that ruling.
As of August 31, 2013,we have accrued an immaterial amount associated with this matter. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action in excess of our accrual as of August 31, 2013.
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
K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo Group, Inc., Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo Group and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates, we have sought to dismiss this action on those grounds, and our application for such relief remains pending before the Court. On December 14, 2010, the Court declined to enter an injunction, but the matter is set for a further hearing on October 28,

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India, including through our joint venture with HT Media Limited, may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.
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

•
State of Delaware. On August 3, 2011, University of Phoenix received a subpoena from the Attorney General of the State of Delaware to produce detailed information regarding the University’s students residing in Delaware. The time period covered by the subpoena was January 1, 2006 to the present. On October 11, 2013, we received a letter from the Delaware Attorney General’s office informing us that it is closing this investigation and will be taking no further action in the matter.

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
During fiscal year 2013, we resolved the dispute with our insurers regarding the previously advanced defense costs for this action. As a result, we reversed previously recorded charges associated with this dispute, which are included in litigation credit on our Consolidated Statements of Income during fiscal year 2013. We do not believe we have any exposure associated with this matter in the future.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Refer to Note 13, Income Taxes, for discussion of Internal Revenue Service audits.
Note 18. Regulatory Matters
In fiscal year 2013, University of Phoenix generated 90% of our total consolidated net revenue and more than 100% of our operating income, and 83% of the University’s cash basis revenue for eligible tuition and fees was derived from Title IV financial aid program funds, as calculated under the 90/10 Rule described below.
All U.S. federal financial aid programs are established by Title IV of the Higher Education Act and regulations promulgated thereunder. The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Congress has begun Higher Education Act reauthorization hearings and there is currently an automatic one year extension that continues the current authorization through September 30, 2014. Changes to the Higher Education Act, including changes in eligibility and funding for Title IV programs, are likely to occur in connection with this reauthorization, but we cannot predict the scope or substance of any such changes.
The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification.
University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expired on December 31, 2012. University of Phoenix has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis until the Department completes its review. However, we cannot predict whether, or to what extent, the imposition of the Notice sanction by The Higher Learning Commission, as described below, might have on this process.
Western International University was recertified in May 2010 and entered into a new Title IV Program Participation Agreement which expires September 30, 2014.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In July 2013, the accreditation of University of Phoenix was reaffirmed by HLC through the 2022-2023 academic year. At the same time, HLC placed the University on Notice status for a two-year period, due to concerns regarding governance, student assessment and faculty scholarship/research for doctoral programs. Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. The University was assigned by HLC to the Standard Pathway reaffirmation process, pursuant to which the University will host a comprehensive evaluation visit in 2016-2017 and will undergo its next reaffirmation visit and process in 2022-2023. We believe the imposition of the sanction of Notice on University of Phoenix could adversely impact our business.
In July 2013, the accreditation of Western International University also was reaffirmed by HLC through the 2022-2023 academic year, and it was placed on Notice status for a two-year period due to concerns relating to governance, student assessment and faculty.
90/10 Rule
To remain eligible to participate in Title IV programs, proprietary institutions of higher education must comply with the so-called “90/10 Rule” under the Higher Education Act, as reauthorized, and must derive 90% or less of their cash basis revenue, as defined in the rule, from Title IV programs. The 90/10 Rule percentage for University of Phoenix for fiscal year 2013 was 83%. The 90/10 Rule percentage for University of Phoenix remains high and could exceed 90% in the future depending on the degree to which its various initiatives are effective, the impact of future changes in its enrollment mix, and regulatory and other factors outside our control, including any reduction in military benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation.
Student Loan Cohort Default Rates
To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Educational institutions will lose eligibility to participate in Title IV programs if their three-year cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. The University of Phoenix three-year cohort default rates for the 2010 and 2009 federal fiscal years were 26.0% and 26.4%, respectively. If our student loan default rates approach the applicable limits, we may be required to increase efforts and resources dedicated to improving these default rates.
Office of the Inspector General of the U.S. Department of Education (“OIG”)
In October 2011, the OIG notified us that it was conducting a nationwide audit of the Department’s program requirements, guidance, and monitoring of institutions of higher education offering distance education. In connection with the OIG’s audit of the Department, the OIG examined a sample of University of Phoenix students who enrolled during the period from July 1, 2010 to June 30, 2011. The OIG subsequently notified University of Phoenix that in the course of this review it identified certain conditions that the OIG believes are Title IV compliance exceptions at University of Phoenix. Although University of Phoenix is not the direct subject of the OIG’s audit of the Department, the OIG has asked University of Phoenix to respond so that it may consider University of Phoenix’s views in formulating its audit report of the Department. In September 2013, the OIG provided to University of Phoenix, among other institutions, a draft appendix to its audit report. The draft appendix again identifies compliance exceptions at University of Phoenix. University of Phoenix has responded to the appendix. These exceptions relate principally to the calculation of the amount of Title IV funds returned after student withdrawals and the process for confirming student eligibility prior to disbursement of Title IV funds. We are not the direct subject of the OIG’s audit of the Department, and we have not accrued any liability associated with this matter.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Segment Reporting
We operate primarily in the education industry. Our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Our seven operating segments are presented in the following reportable segments:

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
Apollo Global includes BPP, ULA, UNIACC and the Apollo Global corporate operations. BPP offers professional training and education through schools located in the United Kingdom, a European network of BPP offices, and the sale of books and other publications globally. ULA offers degree programs at its campuses throughout Mexico. UNIACC offers bachelor’s and master’s degree programs at campuses in Chile and online.
Other includes Western International University, IPD, CFFP, Carnegie Learning, Apollo Lightspeed, and corporate activities. Western International University offers associate’s, bachelor’s and master’s degrees in a variety of program areas primarily online. IPD provides program development, administration and management consulting services to private colleges and universities to establish or expand their programs for working learners. CFFP provides financial services education programs, including a Master of Science in three majors, and certification programs in retirement, asset management and other financial planning areas. Carnegie Learning is a publisher of research-based math curricula and adaptive learning software for middle school, high school and postsecondary students. Apollo Lightspeed is focused on developing innovative educational offerings and services, including proprietary learning models and third-party courseware.
During the fourth quarter of fiscal year 2013, we revised our internal management reporting structure and determined Carnegie Learning and Western International University are operating segments. Accordingly, Carnegie Learning is no longer included in our University of Phoenix reportable segment, and Western International University is no longer included in our Apollo Global reportable segment. These operating segments are included in Other in our segment reporting and we have changed our presentation for all periods presented to reflect our revised segment reporting.
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
No individual customer accounted for more than 10% of our consolidated net revenue in fiscal years 2013, 2012 and 2011.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial information by reportable segment is as follows:

	Year Ended August 31,
($ in thousands)	2013	2012	2011
Net revenue
University of Phoenix	$3,304,464	$3,873,098	$4,322,670
Apollo Global	275,768	269,541	272,935
Other	101,078	110,698	115,444
Net revenue	$3,681,310	$4,253,337	$4,711,049
Operating income (loss)(1):
University of Phoenix	$579,670	$846,840	$1,270,468
Apollo Global(2)	(59,936)	(66,964)	(259,487)
Other(3)	(92,320)	(103,539)	(55,123)
Total operating income	427,414	676,337	955,858
Reconciling items:
Interest income	1,913	1,187	2,884
Interest expense	(8,745)	(11,745)	(8,931)
Other, net	2,407	476	(1,588)
Income from continuing operations before income taxes	$422,989	$666,255	$948,223
Depreciation and amortization(4)
University of Phoenix(4)	$53,562	$64,643	$53,681
Apollo Global	25,982	24,297	30,004
Other	82,189	89,294	75,321
Total depreciation and amortization(4)	$161,733	$178,234	$159,006
Capital expenditures
University of Phoenix	$6,992	$20,133	$53,801
Apollo Global	33,627	36,523	20,565
Other	78,729	58,531	88,207
Total capital expenditures	$119,348	$115,187	$162,573
(1) University of Phoenix, Apollo Global and Other include charges associated with our restructuring activities. Refer to Note 3, Restructuring and Other Charges.
(2) The operating loss for Apollo Global in fiscal years 2012 and 2011 includes goodwill and other intangibles impairment charges of $16.8 million and $219.9 million, respectively. Refer to Note 9, Goodwill and Intangible Assets.
(3) The operating loss for Other in fiscal years 2013 and 2011 includes net credits of $23.2 million and $16.2 million, respectively, resulting from the resolution of certain of our legal matters.
(4) Depreciation and amortization in fiscal year 2013 excludes $50.1 million of accelerated depreciation associated with our restructuring activities. Refer to Note 3, Restructuring and Other Charges.
A summary of our consolidated assets by reportable segment is as follows:

	As of August 31,
($ in thousands)	2013	2012	2011
University of Phoenix	$790,537	$901,180	$1,016,005
Apollo Global	359,903	376,071	435,009
Other(1)	1,847,507	1,591,071	1,818,692
Total assets	$2,997,947	$2,868,322	$3,269,706
(1) The majority of assets included in Other consists of corporate cash and cash equivalents and marketable securities.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial information by geographical area based on country of domicile for our respective operating locations is as follows:

	Year Ended August 31,
($ in thousands)	2013	2012	2011
Net revenue
United States	$3,405,702	$3,983,796	$4,437,079
United Kingdom	205,662	198,408	200,759
Latin America	53,837	50,426	50,725
Other	16,109	20,707	22,486
Net revenue	$3,681,310	$4,253,337	$4,711,049

	As of August 31,
($ in thousands)	2013	2012	2011
Long-lived assets(1)
United States	$472,811	$580,457	$471,703
United Kingdom	169,371	174,229	214,073
Latin America	62,702	65,856	86,103
Other	3,542	3,466	35,562
Total long-lived assets	$708,426	$824,008	$807,441
(1) Long-lived assets include property and equipment, net, goodwill, and intangible assets, net.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Quarterly Results of Operations (Unaudited)
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
The following unaudited consolidated quarterly financial information should be read in conjunction with other information included in our consolidated financial statements, and reflects all adjustments, consisting of normal, recurring adjustments, necessary for the fair presentation of the results of interim periods:

	(Unaudited)
	2013				2012
	Q1 Nov. 30	Q2 Feb. 28	Q3 May 31	Q4 Aug. 31	Q1 Nov. 30	Q2 Feb. 29	Q3 May 31	Q4 Aug. 31
(In thousands, except per share data)
Net revenue	$1,055,183	$834,372	$946,774	$844,981	$1,171,900	$962,682	$1,122,258	$996,497
Operating income(1), (2)	230,946	29,780	131,953	34,735	261,668	103,705	221,409	89,555
Income from continuing operations	133,740	13,659	80,170	21,396	145,136	59,241	131,278	47,528
Net income	133,740	13,659	80,170	21,396	147,284	61,171	134,382	74,169
Net income attributable to Apollo	133,495	13,527	79,953	21,551	149,314	63,882	134,034	75,448
Earnings per share - Basic:(3)
Continuing operations attributable to Apollo	$1.19	$0.12	$0.71	$0.19	$1.13	$0.50	$1.11	$0.47
Discontinued operations attributable to Apollo	—	—	—	—	0.02	0.01	0.02	0.20
Basic income per share attributable to Apollo	$1.19	$0.12	$0.71	$0.19	$1.15	$0.51	$1.13	$0.67
Earnings per share - Diluted:(3)
Continuing operations attributable to Apollo	$1.18	$0.12	$0.71	$0.19	$1.13	$0.49	$1.11	$0.46
Discontinued operations attributable to Apollo	—	—	—	—	0.01	0.02	0.02	0.20
Diluted income per share attributable to Apollo	$1.18	$0.12	$0.71	$0.19	$1.14	$0.51	$1.13	$0.66
Basic weighted average shares outstanding	112,420	112,573	112,742	113,105	130,318	125,298	118,134	112,815
Diluted weighted average shares outstanding	112,849	113,068	113,372	113,740	130,874	126,467	118,793	113,539
(1) Operating income includes the following for fiscal year 2013:

•	Restructuring and other charges of $24.1 million, $44.1 million, $63.1 million and $67.3 million in the first, second, third and fourth quarters, respectively; and

•	Litigation net credits of $16.9 million, $6.3 million, and $1.4 million in the first, second and fourth quarters, respectively.
(2) Operating income includes the following for fiscal year 2012:

•	Goodwill and other intangibles impairment of $16.8 million in the first quarter;

•	Restructuring and other charges of $5.6 million, $16.1 million, $7.6 million and $9.4 million in the first, second, third and fourth quarters, respectively; and

•	Litigation charges of $4.7 million in the third quarter.
(3) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted income per share may not equal annual basic and diluted income per share.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2013, utilizing the criteria described in the “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of August 31, 2013. Based on our assessment, management believes that, as of August 31, 2013, the Company’s internal control over financial reporting is effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Part II, Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended August 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona
We have audited the internal control over financial reporting of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2013 of the Company, and our report dated October 22, 2013 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 22, 2013

Item 9B - Other Information
None.
PART III
Item 10 - Directors, Executive Officers and Corporate Governance
Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2013) and such information is incorporated herein by reference.
Our employees must act ethically at all times and in accordance with the policies in our Code of Business Ethics. We require full compliance with this policy from all designated employees including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We publish the policy, and any amendments or waivers to the policy, on our website located at www.apollo.edu.
Item 11 - Executive Compensation
Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2013) and such information is incorporated herein by reference.
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2013) and such information is incorporated herein by reference.
Item 13 - Certain Relationships and Related Transactions, and Director Independence
Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2013) and such information is incorporated herein by reference.
Item 14 - Principal Accounting Fees and Services
Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2013) and such information is incorporated herein by reference.

PART IV
Item 15 - Exhibits, Financial Statement Schedules
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

3. Exhibits
Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger by and among Carnegie Learning, Inc., Apollo Group, Inc., BHCL Acquisition Co. and CLI Shareholder Representative, LLC, dated August 2, 2011(1)	10-K	No. 000-25232	2.1	October 20, 2011
2.2	First Amendment to Agreement and Plan of Merger by and among Carnegie Learning, Inc., Apollo Group, Inc., BHCL Acquisition Co. and CLI Shareholder Representative, LLC, dated August 31, 2011	10-K	No. 000-25232	2.2	October 20, 2011
2.3	Technology Assignment and License Agreement by and between Apollo Group, Inc., Carnegie Mellon University and Carnegie Learning, Inc., dated August 2, 2011(1)	10-K	No. 000-25232	2.3	October 20, 2011
2.4	Stock Purchase Agreement by and among Apollo Group, Inc., an Arizona corporation, Apollo Global, Inc., a Delaware corporation, Carlyle U.S. Growth Fund III, L.P. /f/k/a Carlyle Venture Partners III, L.P., a Delaware limited partnership and CVP III Coinvestments, L.P., dated October 12, 2012	10-Q	No. 000-25232	2.1	January 8, 2013
3.1	Amended and Restated Articles of Incorporation of Apollo Group, Inc., as amended through June 20, 2007	10-Q	No. 000-25232	3.1	January 7, 2010
3.2	Amended and Restated Bylaws of Apollo Group, Inc.	10-Q	No. 000-25232	3.2	April 10, 2006
10.1	Apollo Group, Inc. Long-Term Incentive Plan*	S-1	No. 33-83804	10.3	September 9, 1994
10.2	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-Q	No. 000-25232	10.5	June 28, 2007
10.3	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-K	No. 000-25232	10.3	October 27, 2009
10.4	Apollo Group, Inc. Amended and Restated Savings and Investment Plan*	10-Q	No. 000-25232	10.4	January 14, 2002
10.5	Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan*	10-K	No. 000-25232	10.5	November 14, 2005
10.6	Apollo Group, Inc. 2000 Stock Incentive Plan (as amended and restated June 25, 2009)*	10-Q	No. 000-25232	10.3	June 29, 2009
10.7	Apollo Group, Inc. 2000 Stock Incentive Plan Amendment (effective June 24, 2010)*	8-K	No. 000-25232	10.3	June 30, 2010
10.8	Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan Amendment (effective October 6, 2011)*	10-K	No. 000-25232	10.8	October 20, 2011
10.9	Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan Amendment (effective December 8, 2011)*	10-Q	No. 000-25232	10.2	March 26, 2012
10.10	Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan Amendment (effective December 13, 2012)*					X
10.11	Form of Performance Share Award Agreement* (used for awards in 2010)	8-K	No. 000-25232	10.2	June 30, 2010
10.12	Form of Performance Share Award Agreement (Apollo Global Metrics)* (used for awards from 2011-2012)	10-K	No. 000-25232	10.21	October 20, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.13	Form of Performance Share Award Agreement (Apollo Global Metrics) (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.4	June 25, 2013
10.14	Form of Performance Share Award Agreement (Apollo Group Metrics)* (used for awards from 2011-2012)	10-K	No. 000-25232	10.22	October 20, 2011
10.15	Form of Performance Share Award Agreement (Apollo Group Metrics) (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.5	June 25, 2013
10.16	Form of Cash Retention Award Agreement*	10-Q	No. 000-25232	10.1	January 8, 2013
10.17	Form of Special Cash Retention Award Agreement*	10-Q	No. 000-25232	10.6	June 25, 2013
10.18	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement* (used for awards prior to July 2011)	10-Q	No. 000-25232	10.6	June 28, 2007
10.19	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement With Limited Transferability* (used for awards in and after July 2011)	10-K	No. 000-25232	10.10	October 20, 2011
10.20	Form of Apollo Group, Inc. Non-Employee Director Restricted Stock Unit Award Agreement*	10-Q	No. 000-25232	10.7	June 28, 2007
10.21	Form of Apollo Group, Inc. Stock Option Agreement (for officers with an employment agreement)* (used for awards prior to July 2011 and for July 2012 award)	10-Q	No. 000-25232	10.3	January 8, 2009
10.22	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers with an employment agreement)* (used for July 2011 and March 2013 awards)	10-K	No. 000-25232	10.15	October 20, 2011
10.23	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers with an employment agreement) (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.2	June 25, 2013
10.24	Form of Non-Statutory Stock Option Agreement (for officers without an employment agreement)* (used for awards prior to July 2011)	10-Q	No. 000-25232	10.4	January 8, 2009
10.25	Form of Non-Statutory Stock Option Agreement With Limited Transferability (for officers without an employment agreement)* (used for awards from July 2011 to July 2013)	10-K	No. 000-25232	10.14	October 20, 2011
10.26	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers without an employment agreement) (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.1	June 25, 2013
10.27	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers with an employment agreement)* (used for awards in July 2009)	10-Q	No. 000-25232	10.1	January 8, 2009
10.28	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers without an employment agreement)* (used for awards in July 2009)	10-Q	No. 000-25232	10.2	January 8, 2009
10.29	Form of Restricted Stock Unit Award Agreement (Special Retention Award - Form A)*	10-Q	No. 000-25232	10.1	March 29, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.30	Form of Restricted Stock Unit Award Agreement (Special Retention Award - Form B)*	10-Q	No. 000-25232	10.2	March 29, 2011
10.31	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration* (used for awards from 2010 to July 2013)	10-K	No. 000-25232	10.20	October 20, 2011
10.32	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.3	June 25, 2013
10.33	Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.1	November 5, 2007
10.34	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.2	November 5, 2007
10.35	Apollo Group, Inc. Stock Appreciation Right Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.3	November 5, 2007
10.36	Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.4	November 5, 2007
10.37	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.5	November 5, 2007
10.38	Apollo Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 6, 2011)*	10-K	No. 000-25232	10.28	October 20, 2011
10.39	Amendment to Apollo Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 6, 2011) (effective December 8, 2011)*	10-Q	No. 000-25232	10.2	January 5, 2012
10.40	Amendment to Apollo Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 6, 2011) (effective December 13, 2012)*					X
10.41	Apollo Group, Inc. Deferral Election Program for Non-Employee Board Members*	10-K	No. 000-25232	10.20	October 27, 2009
10.42	Apollo Group, Inc. Deferred Compensation Plan*	10-Q	No. 000-25232	10.1	March 25, 2013
10.43	Apollo Group, Inc. Senior Executive Severance Pay Plan (as amended and restated effective as of September 1, 2013)*					X
10.44	Form of Indemnification Agreement - Employee Director*	10-K	No. 000-25232	10.23	October 21, 2010
10.45	Form of Indemnification Agreement - Outside Director*	10-K	No. 000-25232	10.24	October 21, 2010
10.46	Letter from Apollo Group, Inc. to John G. Sperling Regarding Post-Retirement Benefits Arrangements Dated January 14, 2013 (as amended August 23, 2013)*					X
10.47	Amended and Restated Deferred Compensation Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008*	10-Q	No. 000-25232	10.11	January 8, 2009
10.48	Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated September 7, 1994	S-1	No. 33-83804	10.1	September 9, 1994

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.49	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 25, 2001	10-K	No. 000-25232	10.10b	November 28, 2001
10.50	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated June 23, 2006	10-K	No. 000-25232	10.23c	October 27, 2009
10.51	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 19, 2009	10-K	No. 000-25232	10.23d	October 27, 2009
10.52	Amended and Restated Employment Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated April 2, 2011*	10-Q	No. 000-25232	10.3	June 30, 2011
10.53	Letter Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated September 5, 2012*	10-K	No. 000-25232	10.40	October 22, 2012
10.54	Amended and Restated Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated May 18, 2010*	8-K	No. 000-25232	10.2	May 20, 2010
10.55	Letter Agreement between Apollo Group, Inc. and Joseph L. D’Amico (for extension of Employment Agreement), dated June 27, 2012*					X
10.56	Separation Agreement and General Release and Waiver of Claims between Apollo Group, Inc. and Joseph L. D’Amico, dated September 16, 2013*					X
10.57	Consultant Services Agreement between Apollo Group, Inc. and Joseph L. D’Amico dated September 1, 2013*					X
10.58	Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated August 7, 2007*	10-K	No. 000-25232	10.31	October 28, 2008
10.59	Amendment to Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated October 31, 2008*	10-Q	No. 000-25232	10.50	January 8, 2009
10.60	Offer letter between Apollo Group, Inc. and Sean Martin, dated August 23, 2010*	10-Q	No. 000-25232	10.1	January 10, 2011
10.61	Clarification letter between Apollo Group, Inc. and Sean Martin, dated September 20, 2010*	10-Q	No. 000-25232	10.2	January 10, 2011
10.62	Transition Agreement between Apollo Group, Inc. and William J. Pepicello, dated September 5, 2013*					X
10.63	Consultant Services Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated March 1, 2013*					X
10.64	Letter extending Consultant Services Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated October 3, 2013*					X
21	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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
Date: October 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter V. Sperling	Chairman and Director	October 22, 2013
Peter V. Sperling

/s/ Terri C. Bishop	Vice Chairman and Director	October 22, 2013
Terri C. Bishop

/s/ Gregory W. Cappelli	Chief Executive Officer and Director (Principal Executive Officer)	October 22, 2013
Gregory W. Cappelli

/s/ Brian L. Swartz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 22, 2013
Brian L. Swartz

/s/ Gregory J. Iverson	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	October 22, 2013
Gregory J. Iverson

/s/ Matthew Carter, Jr.	Director	October 22, 2013
Matthew Carter, Jr.

/s/ Richard H. Dozer	Director	October 22, 2013
Richard H. Dozer

/s/ Roy A. Herberger, Jr.	Director	October 22, 2013
Roy A. Herberger, Jr.

/s/ Ann Kirschner	Director	October 22, 2013
Ann Kirschner

/s/ Robert S. Murley	Director	October 22, 2013
Robert S. Murley

/s/ Manuel F. Rivelo	Director	October 22, 2013
Manuel F. Rivelo

/s/ Darby E. Shupp	Director	October 22, 2013
Darby E. Shupp

/s/ Allen R. Weiss	Director	October 22, 2013
Allen R. Weiss