Form 10-K/A
period 2013-08-31
APOLLO EDUCATION GROUP INC
filed 2013-12-18
CIK 929887

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
APOLLO EDUCATION GROUP, INC.
(Exact name of registrant as specified in its charter)

ARIZONA (State or other jurisdiction of incorporation or organization)	86-0419443 (I.R.S. Employer Identification No.)
4025 S. RIVERPOINT PARKWAY, PHOENIX, ARIZONA 85040
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (480) 966-5394
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Apollo Education Group, Inc. Class A common stock, no par value	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
No shares of Apollo Education Group, Inc. Class B common stock, its voting stock, are held by non-affiliates. The holders of Apollo Education Group, Inc. Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Education Group Class A common stock held by non-affiliates as of February 28, 2013 (last business day of the registrant’s most recently completed second fiscal quarter), was approximately $1.6 billion.
The number of shares outstanding for each of the registrant’s classes of common stock as of October 14, 2013 is as follows:

Apollo Education Group, Inc. Class A common stock, no par value	112,954,000 Shares
Apollo Education Group, Inc. Class B common stock, no par value	475,000 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Information Statement for the 2013 Annual Meeting of Class B Shareholders (Part III)

Explanatory Note
This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, filed with the Securities and Exchange Commission (the “Commission”) on October 22, 2013 (the “initial filing”), is being filed for the sole purpose of adding to the initial filing exhibit index Exhibits 10.65 and 10.66, both of which were previously filed with the Commission and are incorporated into the Form 10-K by reference. Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.
No other changes have been made to the initial filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the initial filing.

PART IV
Item 15 - Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:

3. Exhibits
Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger by and among Carnegie Learning, Inc., Apollo Group, Inc.,† BHCL Acquisition Co. and CLI Shareholder Representative, LLC, dated August 2, 2011(1)	10-K	No. 000-25232	2.1	October 20, 2011
2.2	First Amendment to Agreement and Plan of Merger by and among Carnegie Learning, Inc., Apollo Group, Inc., BHCL Acquisition Co. and CLI Shareholder Representative, LLC, dated August 31, 2011	10-K	No. 000-25232	2.2	October 20, 2011
2.3	Technology Assignment and License Agreement by and between Apollo Group, Inc., Carnegie Mellon University and Carnegie Learning, Inc., dated August 2, 2011(1)	10-K	No. 000-25232	2.3	October 20, 2011
2.4	Stock Purchase Agreement by and among Apollo Group, Inc., an Arizona corporation, Apollo Global, Inc., a Delaware corporation, Carlyle U.S. Growth Fund III, L.P. /f/k/a Carlyle Venture Partners III, L.P., a Delaware limited partnership and CVP III Coinvestments, L.P., dated October 12, 2012	10-Q	No. 000-25232	2.1	January 8, 2013
3.1	Amended and Restated Articles of Incorporation of Apollo Group, Inc., as amended through June 20, 2007	10-Q	No. 000-25232	3.1	January 7, 2010
3.2	Amended and Restated Bylaws of Apollo Group, Inc.	10-Q	No. 000-25232	3.2	April 10, 2006
10.1	Apollo Group, Inc. Long-Term Incentive Plan*	S-1	No. 33-83804	10.3	September 9, 1994
10.2	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-Q	No. 000-25232	10.5	June 28, 2007
10.3	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-K	No. 000-25232	10.3	October 27, 2009
10.4	Apollo Group, Inc. Amended and Restated Savings and Investment Plan*	10-Q	No. 000-25232	10.4	January 14, 2002
10.5	Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan*	10-K	No. 000-25232	10.5	November 14, 2005
10.6	Apollo Group, Inc. 2000 Stock Incentive Plan (as amended and restated June 25, 2009)*	10-Q	No. 000-25232	10.3	June 29, 2009
10.7	Apollo Group, Inc. 2000 Stock Incentive Plan Amendment (effective June 24, 2010)*	8-K	No. 000-25232	10.3	June 30, 2010
10.8	Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan Amendment (effective October 6, 2011)*	10-K	No. 000-25232	10.8	October 20, 2011
10.9	Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan Amendment (effective December 8, 2011)*	10-Q	No. 000-25232	10.2	March 26, 2012
10.10	Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan Amendment (effective December 13, 2012)*	10-K	No. 000-25232	10.10	October 22, 2013
10.11	Form of Performance Share Award Agreement* (used for awards in 2010)	8-K	No. 000-25232	10.2	June 30, 2010
10.12	Form of Performance Share Award Agreement (Apollo Global Metrics)* (used for awards from 2011-2012)	10-K	No. 000-25232	10.21	October 20, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.13	Form of Performance Share Award Agreement (Apollo Global Metrics) (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.4	June 25, 2013
10.14	Form of Performance Share Award Agreement (Apollo Group Metrics)* (used for awards from 2011-2012)	10-K	No. 000-25232	10.22	October 20, 2011
10.15	Form of Performance Share Award Agreement (Apollo Group Metrics) (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.5	June 25, 2013
10.16	Form of Cash Retention Award Agreement*	10-Q	No. 000-25232	10.1	January 8, 2013
10.17	Form of Special Cash Retention Award Agreement*	10-Q	No. 000-25232	10.6	June 25, 2013
10.18	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement* (used for awards prior to July 2011)	10-Q	No. 000-25232	10.6	June 28, 2007
10.19	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement With Limited Transferability* (used for awards in and after July 2011)	10-K	No. 000-25232	10.10	October 20, 2011
10.20	Form of Apollo Group, Inc. Non-Employee Director Restricted Stock Unit Award Agreement*	10-Q	No. 000-25232	10.7	June 28, 2007
10.21	Form of Apollo Group, Inc. Stock Option Agreement (for officers with an employment agreement)* (used for awards prior to July 2011 and for July 2012 award)	10-Q	No. 000-25232	10.3	January 8, 2009
10.22	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers with an employment agreement)* (used for July 2011 and March 2013 awards)	10-K	No. 000-25232	10.15	October 20, 2011
10.23	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers with an employment agreement) (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.2	June 25, 2013
10.24	Form of Non-Statutory Stock Option Agreement (for officers without an employment agreement)* (used for awards prior to July 2011)	10-Q	No. 000-25232	10.4	January 8, 2009
10.25	Form of Non-Statutory Stock Option Agreement With Limited Transferability (for officers without an employment agreement)* (used for awards from July 2011 to July 2013)	10-K	No. 000-25232	10.14	October 20, 2011
10.26	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers without an employment agreement) (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.1	June 25, 2013
10.27	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers with an employment agreement)* (used for awards in July 2009)	10-Q	No. 000-25232	10.1	January 8, 2009
10.28	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers without an employment agreement)* (used for awards in July 2009)	10-Q	No. 000-25232	10.2	January 8, 2009
10.29	Form of Restricted Stock Unit Award Agreement (Special Retention Award - Form A)*	10-Q	No. 000-25232	10.1	March 29, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.30	Form of Restricted Stock Unit Award Agreement (Special Retention Award - Form B)*	10-Q	No. 000-25232	10.2	March 29, 2011
10.31	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration* (used for awards from 2010 to July 2013)	10-K	No. 000-25232	10.20	October 20, 2011
10.32	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.3	June 25, 2013
10.33	Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.1	November 5, 2007
10.34	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.2	November 5, 2007
10.35	Apollo Group, Inc. Stock Appreciation Right Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.3	November 5, 2007
10.36	Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.4	November 5, 2007
10.37	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.5	November 5, 2007
10.38	Apollo Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 6, 2011)*	10-K	No. 000-25232	10.28	October 20, 2011
10.39	Amendment to Apollo Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 6, 2011) (effective December 8, 2011)*	10-Q	No. 000-25232	10.2	January 5, 2012
10.40	Amendment to Apollo Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 6, 2011) (effective December 13, 2012)*	10-K	No. 000-25232	10.40	October 22, 2013
10.41	Apollo Group, Inc. Deferral Election Program for Non-Employee Board Members*	10-K	No. 000-25232	10.20	October 27, 2009
10.42	Apollo Group, Inc. Deferred Compensation Plan*	10-Q	No. 000-25232	10.1	March 25, 2013
10.43	Apollo Group, Inc. Senior Executive Severance Pay Plan (as amended and restated effective as of September 1, 2013)*	10-K	No. 000-25232	10.43	October 22, 2013
10.44	Form of Indemnification Agreement - Employee Director*	10-K	No. 000-25232	10.23	October 21, 2010
10.45	Form of Indemnification Agreement - Outside Director*	10-K	No. 000-25232	10.24	October 21, 2010
10.46	Letter from Apollo Group, Inc. to John G. Sperling Regarding Post-Retirement Benefits Arrangements Dated January 14, 2013 (as amended August 23, 2013)*	10-K	No. 000-25232	10.46	October 22, 2013
10.47	Amended and Restated Deferred Compensation Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008*	10-Q	No. 000-25232	10.11	January 8, 2009
10.48	Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated September 7, 1994	S-1	No. 33-83804	10.1	September 9, 1994

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.49	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 25, 2001	10-K	No. 000-25232	10.10b	November 28, 2001
10.50	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated June 23, 2006	10-K	No. 000-25232	10.23c	October 27, 2009
10.51	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 19, 2009	10-K	No. 000-25232	10.23d	October 27, 2009
10.52	Amended and Restated Employment Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated April 2, 2011*	10-Q	No. 000-25232	10.3	June 30, 2011
10.53	Letter Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated September 5, 2012*	10-K	No. 000-25232	10.40	October 22, 2012
10.54	Amended and Restated Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated May 18, 2010*	8-K	No. 000-25232	10.2	May 20, 2010
10.55	Letter Agreement between Apollo Group, Inc. and Joseph L. D’Amico (for extension of Employment Agreement), dated June 27, 2012*	10-K	No. 000-25232	10.55	October 22, 2013
10.56	Separation Agreement and General Release and Waiver of Claims between Apollo Group, Inc. and Joseph L. D’Amico, dated September 16, 2013*	10-K	No. 000-25232	10.56	October 22, 2013
10.57	Consultant Services Agreement between Apollo Group, Inc. and Joseph L. D’Amico dated September 1, 2013*	10-K	No. 000-25232	10.57	October 22, 2013
10.58	Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated August 7, 2007*	10-K	No. 000-25232	10.31	October 28, 2008
10.59	Amendment to Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated October 31, 2008*	10-Q	No. 000-25232	10.50	January 8, 2009
10.60	Offer letter between Apollo Group, Inc. and Sean Martin, dated August 23, 2010*	10-Q	No. 000-25232	10.1	January 10, 2011
10.61	Clarification letter between Apollo Group, Inc. and Sean Martin, dated September 20, 2010*	10-Q	No. 000-25232	10.2	January 10, 2011
10.62	Transition Agreement between Apollo Group, Inc. and William J. Pepicello, dated September 5, 2013*	10-K	No. 000-25232	10.62	October 22, 2013
10.63	Consultant Services Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated March 1, 2013*	10-K	No. 000-25232	10.63	October 22, 2013
10.64	Letter extending Consultant Services Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated October 3, 2013*	10-K	No. 000-25232	10.64	October 22, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.65	Credit Agreement among Apollo Group, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents and U.S. Bank National Association, National Bank of Arizona, Morgan Stanley Bank, N.A. and Barclays Bank PLC, as Documentation Agents, dated as of April 18, 2012	10-Q	No. 000-25232	10.1	June 25, 2012
10.66	Commercial Lease between Cole of Phoenix AZ, LLC and Apollo Group, Inc., dated March 24, 2011	8-K	No. 000-25232	10.2	March 24, 2011
21	List of Subsidiaries	10-K	No. 000-25232	21	October 22, 2013
23.1	Consent of Independent Registered Public Accounting Firm	10-K	No. 000-25232	23.1	October 22, 2013
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	No. 000-25232	31.1	October 22, 2013
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	No. 000-25232	31.2	October 22, 2013
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	No. 000-25232	32.1	October 22, 2013
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	No. 000-25232	32.2	October 22, 2013
101.INS	XBRL Instance Document	10-K	No. 000-25232	101.INS	October 22, 2013
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	No. 000-25232	101.SCH	October 22, 2013
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	No. 000-25232	101.CAL	October 22, 2013
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	No. 000-25232	101.DEF	October 22, 2013
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	No. 000-25232	101.LAB	October 22, 2013
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	No. 000-25232	101.PRE	October 22, 2013
† References in this exhibit index to Apollo Group, Inc. shall be deemed to refer to Apollo Education Group, Inc., formerly known as Apollo Group, Inc.
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

APOLLO EDUCATION GROUP, INC. An Arizona Corporation

By:	/s/ Brian L. Swartz
Brian L. Swartz Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: December 18, 2013