Form 10-Q
period 2013-11-30
APOLLO EDUCATION GROUP INC
filed 2014-01-07
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2013
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
(Address of principal executive offices)
(480) 966-5394
(Registrant’s telephone number, including area code)

Apollo Group, Inc.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
As of December 31, 2013, the following shares of stock were outstanding:

Apollo Education Group, Inc. Class A common stock, no par value	112,212,000 Shares
Apollo Education Group, Inc. Class B common stock, no par value	475,000 Shares

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2013

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Education Group, Inc. (“the Company,” “Apollo Education Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•
Changes in the regulation of the U.S. education industry and eligibility of schools, including in particular proprietary schools, to participate in U.S. federal student financial aid programs, including the regulatory and other requirements discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2013, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs” and “Regulatory Environment”;

•	Each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended August 31, 2013; and

•
Those factors set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended August 31, 2013 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q.

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

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements
APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	November 30, 2013	August 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$788,130	$1,414,485
Restricted cash and cash equivalents	285,612	259,174
Marketable securities	128,736	105,809
Accounts receivable, net	214,225	215,401
Prepaid taxes	3,508	30,359
Deferred tax assets	52,159	60,294
Other current assets	60,733	64,134
Total current assets	1,533,103	2,149,656
Marketable securities	108,725	43,941
Property and equipment, net	473,058	472,614
Goodwill	103,937	103,620
Intangible assets, net	132,865	132,192
Deferred tax assets	63,791	63,894
Other assets	47,551	32,030
Total assets	$2,463,030	$2,997,947
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$21,214	$628,050
Accounts payable	64,487	73,123
Income taxes payable	37,554	—
Student deposits	309,800	309,176
Deferred revenue	223,164	213,260
Accrued and other current liabilities	283,049	346,706
Total current liabilities	939,268	1,570,315
Long-term debt	54,567	64,004
Deferred tax liabilities	13,327	12,177
Other long-term liabilities	244,923	233,442
Total liabilities	1,252,085	1,879,938
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Education Group Class A nonvoting common stock, no par value	103	103
Apollo Education Group Class B voting common stock, no par value	1	1
Additional paid-in capital	—	—
Apollo Education Group Class A treasury stock, at cost	(3,829,960)	(3,824,758)
Retained earnings	5,073,968	4,978,815
Accumulated other comprehensive loss	(33,827)	(36,563)
Total Apollo shareholders’ equity	1,210,285	1,117,598
Noncontrolling interests	660	411
Total equity	1,210,945	1,118,009
Total liabilities and shareholders’ equity	$2,463,030	$2,997,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended November 30,
(In thousands, except per share data)	2013	2012
Net revenue	$856,335	$1,055,183
Costs and expenses:
Instructional and student advisory	339,679	432,150
Marketing	137,844	162,873
Admissions advisory	51,509	71,308
General and administrative	75,230	73,539
Depreciation and amortization	36,338	43,695
Provision for uncollectible accounts receivable	13,978	33,406
Restructuring and other charges	31,963	24,116
Litigation credit	—	(16,850)
Total costs and expenses	686,541	824,237
Operating income	169,794	230,946
Interest income	568	549
Interest expense	(2,086)	(2,042)
Other, net	807	1,799
Income before income taxes	169,083	231,252
Provision for income taxes	(70,042)	(97,512)
Net income	99,041	133,740
Net income attributable to noncontrolling interests	(150)	(245)
Net income attributable to Apollo	$98,891	$133,495
Basic income per share attributable to Apollo	$0.87	$1.19
Diluted income per share attributable to Apollo	$0.87	$1.18
Basic weighted average shares outstanding	113,326	112,420
Diluted weighted average shares outstanding	113,960	112,849
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2013	2012
Net income	$99,041	$133,740
Other comprehensive income (net of tax):
Currency translation gain(1)	2,835	759
Comprehensive income	101,876	134,499
Comprehensive income attributable to noncontrolling interests	(249)	(272)
Comprehensive income attributable to Apollo	$101,627	$134,227
(1) The tax effect on other comprehensive income during the three months ended November 30, 2013 and 2012 is not significant.
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2013	2012
Operating activities:
Net income	$99,041	$133,740
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	11,973	16,889
Depreciation and amortization	36,338	43,695
Accelerated depreciation included in restructuring	2,806	9,326
Non-cash foreign currency gain, net	(1,099)	(607)
Provision for uncollectible accounts receivable	13,978	33,406
Litigation credit	—	(16,850)
Deferred income taxes	4,738	6,064
Changes in assets and liabilities:
Restricted cash and cash equivalents	(26,438)	(33,241)
Accounts receivable	(11,148)	(36,349)
Other assets	(11,190)	(6,432)
Accounts payable	(8,835)	(11,771)
Income taxes	64,469	82,032
Student deposits	(805)	18,522
Deferred revenue	8,076	8,075
Accrued and other liabilities	(53,007)	(36,368)
Net cash provided by operating activities	128,897	210,131
Investing activities:
Purchases of property and equipment	(34,366)	(27,539)
Purchases of marketable securities	(146,333)	(14,819)
Maturities of marketable securities	57,412	—
Net cash used in investing activities	(123,287)	(42,358)
Financing activities:
Payments on borrowings	(615,925)	(625,762)
Proceeds from borrowings	—	2,176
Purchase of noncontrolling interest	—	(42,500)
Purchases of stock for treasury	(16,871)	(3,472)
Issuances of stock	796	1,113
Net cash used in financing activities	(632,000)	(668,445)
Exchange rate effect on cash and cash equivalents	35	306
Net decrease in cash and cash equivalents	(626,355)	(500,366)
Cash and cash equivalents, beginning of period	1,414,485	1,276,375
Cash and cash equivalents, end of period	$788,130	$776,009
Supplemental disclosure of cash flow and non-cash information:
Cash paid for income taxes, net of refunds	$—	$10,243
Cash paid for interest	1,891	1,906
Restricted stock units vested and released	5,113	9,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Operations
Apollo Education Group, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries, collectively referred to herein as “the Company,” “Apollo Education Group,” “Apollo,” “APOL,” “we,” “us,” or “our,” has been an education provider since 1973. We offer educational programs and services, online and on-campus, at the undergraduate, master’s and doctoral levels. Our learning platforms include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings Limited (“BPP”) in the United Kingdom (“U.K.”);

•	Open Colleges Australia Pty Ltd. (“Open Colleges”) in Australia;

•	Universidad Latinoamericana (“ULA”) in Mexico;

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile; and

•	Indian Education Services Private Ltd. in India;

•	Western International University, Inc. (“Western International University”, or “WIU”);

•	Institute for Professional Development (“IPD”);

•	The College for Financial Planning Institutes Corporation (“CFFP”);

•	Carnegie Learning, Inc. (“Carnegie Learning”); and

•	Apollo Lightspeed.
During the first quarter of fiscal year 2014, Apollo changed its name from Apollo Group, Inc. to Apollo Education Group, Inc.
Subsequent Event
On December 20, 2013, Apollo Global acquired 70% of the outstanding shares of Open Colleges for an initial cash payment of A$110 million (equivalent to $98.1 million on the transaction date), plus a contingent obligation based on the satisfaction of certain conditions that we expect to become determinable in the second half of calendar year 2014. In addition, we have the option to buy the remaining outstanding shares, and the holders of those equity interests have the option to sell their shares to us, in early 2017. The prices for these options are principally based on a multiple of Open Colleges’ calendar year 2016 financial performance. Open Colleges is a provider of education and training to adult learners in Australia, and this acquisition supports our strategy to expand our global operations. Open Colleges’ operating results are not material to our consolidated financial statements and they will be included in our Apollo Global operating segment from date of acquisition. We have not yet completed the purchase price allocation for this acquisition principally due to the recent acquisition date.
Note 2. Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed consolidated financial statements include the accounts of Apollo Education Group, Inc., its wholly-owned subsidiaries, and subsidiaries that we control. These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and, in the opinion of management, contain all adjustments, consisting of normal, recurring adjustments, necessary to fairly present the financial condition, results of operations and cash flows for the periods presented.
These unaudited interim condensed consolidated financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. Therefore, this information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 22, 2013. We consistently applied the accounting policies described in Item 8, Financial Statements and Supplementary Data, in our 2013 Annual Report on Form 10-K in preparing these unaudited interim condensed consolidated financial statements.
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

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our fiscal year is from September 1 to August 31. Unless otherwise noted, references to particular years or quarters refer to our fiscal years and the associated quarters of those fiscal years.
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments. Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks. Because of the seasonal nature of our business and other factors, the results of operations for the three months ended November 30, 2013 are not necessarily indicative of results to be expected for the entire fiscal year.
Reclassifications
During fiscal year 2013, we began presenting amortization of deferred gains on sale-leasebacks and amortization of lease incentives as a component of the change in accrued and other liabilities on our Condensed Consolidated Statements of Cash Flows. We also began presenting purchases of marketable securities as a separate line item within investing activities. We have reclassified the three months ended November 30, 2012 to conform to our current presentation. These reclassifications did not impact total cash provided by operating activities, or total cash used in investing or financing activities.
Note 3. Restructuring and Other Charges
The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes that challenge many of the core principles underlying the industry. We are reengineering our business processes and refining our educational delivery systems to improve the effectiveness of our services to students, and reducing the size of our services infrastructure and associated operating expenses to align with our reduced enrollment. We have incurred restructuring and other charges associated with these activities beginning in fiscal year 2011 as summarized below:

	Three Months Ended November 30,		Cumulative Costs as of November 30, 2013
($ in thousands)	2013	2012
Lease and related costs, net	$13,760	$10,112	$186,071
Severance and other employee separation costs	15,254	10,943	66,280
Other restructuring related costs	2,949	3,061	39,845
Restructuring and other charges	$31,963	$24,116	$292,196
The following summarizes the restructuring and other charges in our segment reporting format:

	Three Months Ended November 30,		Cumulative Costs as of November 30, 2013
($ in thousands)	2013	2012
University of Phoenix	$25,426	$16,896	$227,098
Apollo Global	1,263	79	13,028
Other	5,274	7,141	52,070
Restructuring and other charges	$31,963	$24,116	$292,196

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following details the changes in our restructuring liabilities by type of cost during the three months ended November 30, 2013:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Other Restructuring Related Costs	Total
Balance at August 31, 2013(1)	$104,048	$7,623	$8,130	$119,801
Restructuring and other charges	13,760	15,254	2,949	31,963
Non-cash adjustments(2)	(1,490)	(1,862)	—	(3,352)
Payments	(15,532)	(10,740)	(3,679)	(29,951)
Balance at November 30, 2013(1)	$100,786	$10,275	$7,400	$118,461
(1) The current portion of our restructuring liabilities was $57.9 million and $55.2 million as of November 30, 2013 and August 31, 2013, respectively. These balances are included in accrued and other current liabilities on our Condensed Consolidated Balance Sheets and the long-term portion is included in other long-term liabilities. The gross, undiscounted obligation associated with our restructuring liabilities as of November 30, 2013 is approximately $190 million, which principally represents non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.
(2) Non-cash adjustments for lease and related costs, net represents $2.8 million of accelerated depreciation, partially offset by the release of certain associated liabilities such as deferred rent. Non-cash adjustments for severance and other employee separation costs represents share-based compensation.

•
Lease and Related Costs, Net - Beginning in fiscal year 2011, University of Phoenix began rationalizing its administrative real estate facilities. In addition to continuing to rationalize its administrative facilities, University of Phoenix began implementing a plan during fiscal year 2013 to close 115 of its ground locations. As of November 30, 2013, University of Phoenix has closed approximately two-thirds of the locations included in these plans, which represents approximately 85% of the total square feet we are exiting. The remaining closures will continue through fiscal year 2014 and beyond as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We have recorded $133.6 million of initial aggregate charges, representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods we ceased using the respective facilities, $10.0 million of which was recorded in the three months ended November 30, 2013. The other lease and related costs in the three months ended November 30, 2013 consist of accelerated depreciation, as discussed below, and interest accretion on the lease obligations.

We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates, which have ranged between 3%-6% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed and subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. As of November 30, 2013, we have recorded adjustments to our initial lease obligation liabilities for interest accretion and immaterial adjustments for changes in estimated sublease income.
Lease and related costs, net includes $2.8 million of accelerated depreciation in the three months ended November 30, 2013 associated with revising the useful lives of the fixed assets at the facilities we are closing through their expected closure dates. Prior to revising the useful lives, we perform a recoverability analysis for the facilities’ fixed assets by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on such analyses, we recorded immaterial impairment charges during fiscal year 2013 and no impairment charges in the three months ended November 30, 2013.

•
Severance and Other Employee Separation Costs - Beginning in fiscal year 2011 and continuing into fiscal year 2014, we have implemented workforce reductions as we reengineer our business processes and refine our educational delivery systems. We incurred severance and other employee separation costs of $15.3 million and $10.9 million in the three months ended November 30, 2013 and November 30, 2012, respectively. These costs are included in the reportable segments in which the respective personnel were employed.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We expect to incur approximately $35 million of future restructuring charges for the initiatives announced to date. The majority of these charges represent lease related costs associated with closing University of Phoenix campuses and administrative facilities, and will generally be incurred as the University obtains the necessary regulatory approvals and completes its teach-out obligations. We expect to incur approximately half of the $35 million in the remainder of fiscal year 2014 and the rest of the expected charges in future years.
Note 4. Marketable Securities
Marketable securities consist of the following as of the respective periods:

	Current		Noncurrent
($ in thousands)	November 30, 2013	August 31, 2013	November 30, 2013	August 31, 2013
Tax-exempt municipal bonds	$57,169	$69,621	$43,879	$24,070
Commercial paper	28,109	9,828	—	—
Corporate bonds	26,480	24,503	56,206	13,925
Other(1)	16,978	1,857	2,694	—
Total held-to-maturity securities	128,736	105,809	102,779	37,995
Available-for-sale auction-rate securities	—	—	5,946	5,946
Total marketable securities	$128,736	$105,809	$108,725	$43,941
(1) Other principally consists of certificates of deposit.
Our marketable securities are classified as held-to-maturity as we have the intent and ability to hold them until contractual maturity, which will occur within two years. Our held-to-maturity securities are reported at amortized cost, which approximates fair value. We determine the fair value of our held-to-maturity investments using a market approach principally consisting of Level 2 inputs. These inputs include quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active. We have not recorded gains or losses on our held-to-maturity investments.
Our auction-rate securities are classified as available-for-sale and reported at fair value. We have classified our auction-rate securities as noncurrent due to illiquidity considerations. Refer to Note 6, Fair Value Measurements.
Note 5. Accounts Receivable, Net
Accounts receivable, net consist of the following as of the respective periods:

($ in thousands)	November 30, 2013	August 31, 2013
Student accounts receivable	$251,860	$243,660
Less allowance for doubtful accounts	(55,895)	(59,744)
Net student accounts receivable	195,965	183,916
Other receivables	18,260	31,485
Total accounts receivable, net	$214,225	$215,401
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2013	2012
Beginning allowance for doubtful accounts	$59,744	$107,230
Provision for uncollectible accounts receivable	13,978	33,406
Write-offs, net of recoveries	(17,827)	(38,843)
Ending allowance for doubtful accounts	$55,895	$101,793

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis consist of the following as of November 30, 2013:

		Fair Value Measurements at Reporting Date Using
	November 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Cash equivalents (including restricted cash equivalents):
Money market funds	$635,109	$635,109	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$641,055	$635,109	$—	$5,946
Other long-term liabilities:
Contingent payment	$5,743	$—	$—	$5,743
Total liabilities at fair value on a recurring basis	$5,743	$—	$—	$5,743
Assets and liabilities measured at fair value on a recurring basis consist of the following as of August 31, 2013:

		Fair Value Measurements at Reporting Date Using
	August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Cash equivalents (including restricted cash equivalents):
Money market funds	$732,530	$732,530	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$738,476	$732,530	$—	$5,946
Other long-term liabilities:
Contingent payment	$5,277	$—	$—	$5,277
Total liabilities at fair value on a recurring basis	$5,277	$—	$—	$5,277
We measure the above items on a recurring basis at fair value as follows:

•
Money market funds - Classified within Level 1 and valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of November 30, 2013 and August 31, 2013, our remaining cash and cash equivalents not disclosed in the above tables approximate fair value because of the short-term nature of the financial instruments. We determine the fair value of cash equivalents not included in the above table using a market approach principally consisting of Level 2 inputs. These inputs include quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active.

•
Auction-rate securities - Classified within Level 3 due to the illiquidity of the market and valued using a discounted cash flow model encompassing significant unobservable inputs such as estimated interest rates, credit spreads, timing and amount of cash flows, credit quality of the underlying securities and illiquidity considerations.

•
Contingent payment - As a result of our purchase of the noncontrolling interest in Apollo Global during fiscal year 2013, we have a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. This contingent payment is classified within Level 3 and valued using a discounted cash flow valuation method encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance period, probability weightings assigned to operating results scenarios and the discount rate applied.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of November 30, 2013 and August 31, 2013, the carrying value of our debt, excluding capital leases, was $33.9 million and $642.4 million, respectively. Based on the nature of our debt, including consideration of the portion that is variable-rate, the carrying value of our debt as of both dates approximates fair value.
We did not change our valuation techniques associated with recurring fair value measurements from prior periods. Additionally, there were no changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended November 30, 2013. The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2013	2012
Beginning balance	$5,277	$—
Purchase of noncontrolling interest	—	6,000
Change in fair value included in net income	466	—
Ending balance	$5,743	$6,000
Liabilities measured at fair value on a nonrecurring basis during the three months ended November 30, 2013, all of which are included in other liabilities on our Condensed Consolidated Balance Sheets, consist of the following:

		Fair Value Measurements at Measurement Dates Using
($ in thousands)	Fair Value at Measurement Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Three Months Ended November 30, 2013
Initial lease obligations	$9,951	$—	$—	$9,951	$9,951
During the three months ended November 30, 2013, we recorded $10.0 million of aggregate initial lease obligations at fair value associated with closing certain leased facilities as part of our restructuring activities. We recorded the lease obligation liabilities on the dates we ceased use of the facilities, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 3, Restructuring and Other Charges.
Note 7. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of the respective periods:

($ in thousands)	November 30, 2013	August 31, 2013
Salaries, wages and benefits	$69,102	$135,553
Restructuring obligations	57,900	55,191
Accrued legal and other professional obligations	31,839	31,310
Accrued advertising	26,941	45,850
Student refunds, grants and scholarships	24,525	7,180
Deferred rent and other lease liabilities	13,227	14,001
Curriculum materials	11,962	10,764
Other	47,553	46,857
Total accrued and other current liabilities	$283,049	$346,706

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term liabilities consist of the following as of the respective periods:

($ in thousands)	November 30, 2013	August 31, 2013
Deferred rent and other lease liabilities	$65,484	$67,641
Restructuring lease obligations	60,561	64,610
Uncertain tax positions	35,727	33,637
Deferred gains on sale-leasebacks	22,223	22,894
Other	60,928	44,660
Total other long-term liabilities	$244,923	$233,442
Note 8. Debt
Debt and short-term borrowings consist of the following as of the respective periods:

($ in thousands)	November 30, 2013	August 31, 2013
Revolving Credit Facility, see terms below	$—	$605,000
Capital lease obligations	41,868	49,628
Other, see terms below	33,913	37,426
Total debt	75,781	692,054
Less short-term borrowings and current portion of long-term debt	(21,214)	(628,050)
Long-term debt	$54,567	$64,004

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

We borrowed $605.0 million and had approximately $14 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2013. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2014. As of November 30, 2013, we have approximately $21 million of outstanding letters of credit under the Revolving Credit Facility.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points. The weighted average interest rate on outstanding short-term borrowings under the Revolving Credit Facility at August 31, 2013 was 3.5%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at November 30, 2013 and August 31, 2013.

•
Other - Other principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at November 30, 2013 and August 31, 2013 was 5.8% and 5.3%, respectively.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
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
Our U.S. federal income tax returns for fiscal year 2012 and 2011 are currently under review by the Internal Revenue Service (“IRS”). In addition, we are participating in the IRS’s Compliance Assurance Process for fiscal year 2014, which is a voluntary program in which taxpayers seek to resolve all or most issues with the IRS prior to or soon after filing their U.S. federal income tax returns. We are also subject to numerous ongoing audits by state, local and foreign tax authorities. Although we believe our tax accruals are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.
Note 10. Shareholders’ Equity
The following details changes in shareholders’ equity during the respective periods:

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Non-Controlling Interests
	Class A	Class B		Treasury Stock Class A	Retained Earnings				Total Equity
	Stated Value	Stated Value
($ in thousands)				Cost
Balance as of August 31, 2013	$103	$1	$—	$(3,824,758)	$4,978,815	$(36,563)	$1,117,598	$411	$1,118,009
Treasury stock purchases	—	—	—	(16,871)	—	—	(16,871)	—	(16,871)
Treasury stock issued under stock purchase plans	—	—	(1,286)	2,082	—	—	796	—	796
Treasury stock issued under stock incentive plans	—	—	(5,849)	9,587	(3,738)	—	—	—	—
Net tax effect for stock incentive plans	—	—	(4,838)	—	—	—	(4,838)	—	(4,838)
Share-based compensation	—	—	11,973	—	—	—	11,973	—	11,973
Currency translation adjustment, net of tax	—	—	—	—	—	2,736	2,736	99	2,835
Net income	—	—	—	—	98,891	—	98,891	150	99,041
Balance as of November 30, 2013	$103	$1	$—	$(3,829,960)	$5,073,968	$(33,827)	$1,210,285	$660	$1,210,945

	Common Stock		Additional Paid-in Capital	Treasury Stock Class A		Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Non-Controlling Interests (Deficit)
	Class A	Class B			Retained Earnings				Total Equity
	Stated Value	Stated Value
($ in thousands)				Cost
Balance as of August 31, 2012	$103	$1	$93,770	$(3,878,612)	$4,743,150	$(30,034)	$928,378	$(4,055)	$924,323
Treasury stock purchases	—	—	—	(3,472)	—	—	(3,472)	—	(3,472)
Treasury stock issued under stock purchase plans	—	—	(936)	2,049	—	—	1,113	—	1,113
Treasury stock issued under stock incentive plans	—	—	(15,046)	15,046	—	—	—	—	—
Net tax effect for stock incentive plans	—	—	(4,823)	—	—	—	(4,823)	—	(4,823)
Share-based compensation	—	—	16,889	—	—	—	16,889	—	16,889
Currency translation adjustment, net of tax	—	—	—	—	—	732	732	27	759
Purchase of noncontrolling interest	—	—	(48,543)	—	—	(4,886)	(53,429)	4,929	(48,500)
Net income	—	—	—	—	133,495	—	133,495	245	133,740
Balance as of November 30, 2012	$103	$1	$41,311	$(3,864,989)	$4,876,645	$(34,188)	$1,018,883	$1,146	$1,020,029

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following details net income attributable to Apollo and transfers to noncontrolling interest during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2013	2012
Net income attributable to Apollo	$98,891	$133,495
Transfer to noncontrolling interest:
Decrease in equity for purchase of The Carlyle Group interest in Apollo Global(1)	—	(48,543)
Change from net income attributable to Apollo and transfer to noncontrolling interest	$98,891	$84,952
(1) Represents the difference between the fair value of the consideration paid to purchase the noncontrolling ownership interest in Apollo Global and the carrying amount of the noncontrolling interest acquired, and an adjustment to accumulated other comprehensive loss to reflect the change in Apollo’s proportionate interest.
Share Reissuances
During the three months ended November 30, 2013 and 2012, we issued 0.3 million and 0.4 million shares, respectively, of our Apollo Education Group Class A common stock from our treasury stock. These reissuances are a result of the release of shares covered by vested restricted stock units, stock option exercises and purchases under our employee stock purchase plan.
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Education Group Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.
During the three months ended November 30, 2013, we repurchased 0.6 million shares of our Apollo Education Group Class A common stock at a total cost of $15.0 million, representing a weighted average purchase price of $26.02 per share. We did not repurchase shares of our Apollo Education Group Class A common stock during the three months ended November 30, 2012.
As of November 30, 2013, $235 million remained available under our share repurchase authorization. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
In connection with the release of vested shares of restricted stock, we repurchased 0.1 million shares of Class A common stock for $1.9 million and $3.5 million during the three months ended November 30, 2013 and 2012, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and do not fall under the repurchase program described above.
Note 11. Earnings Per Share
Our outstanding shares consist of Apollo Education Group Class A and Class B common stock. Our Articles of Incorporation treat the declaration of dividends on the Apollo Education Group Class A and Class B common stock in an identical manner. As such, both the Apollo Education Group Class A and Class B common stock are included in the calculation of our earnings per share.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended November 30,
(In thousands, except per share data)	2013	2012
Net income attributable to Apollo (basic and diluted)	$98,891	$133,495

Basic weighted average shares outstanding	113,326	112,420
Dilutive effect of stock options	44	—
Dilutive effect of restricted stock units and performance share awards	590	429
Diluted weighted average shares outstanding	113,960	112,849
Basic income per share attributable to Apollo	$0.87	$1.19
Diluted income per share attributable to Apollo	$0.87	$1.18
During the three months ended November 30, 2013 and 2012, 3.2 million and 8.4 million, respectively, of our stock options outstanding and 1.0 million and 2.0 million, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.
Note 12. Share-Based Compensation
The following details share-based compensation expense for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2013	2012
Instructional and student advisory	$3,533	$7,588
Marketing	1,108	2,043
Admissions advisory	102	170
General and administrative	5,368	6,023
Restructuring and other charges	1,862	1,065
Share-based compensation expense	$11,973	$16,889
In accordance with our Apollo Education Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted 65,000 restricted stock units and performance share awards during the three months ended November 30, 2013. The granted awards had a weighted average grant date fair value of $26.63. As of November 30, 2013, there was $65.6 million and $2.8 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units and performance share awards, respectively. These costs are expected to be recognized over a weighted average period of 2.7 years.
We did not grant any stock options during the three months ended November 30, 2013. As of November 30, 2013, there was $7.7 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.9 years.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Commitments and Contingencies
Surety Bonds
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid. As of November 30, 2013, the face amount of these surety bonds was $41.6 million.
Letters of Credit
As of November 30, 2013, we had approximately $21 million of outstanding letters of credit that are required as part of our normal operations.
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

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities Class Action (Teamsters Local 617 Pensions and Welfare Funds)
On November 2, 2006, the Teamsters Local 617 Pension and Welfare Funds filed a class action complaint purporting to represent a class of shareholders who purchased our stock between November 28, 2001 and October 18, 2006. The complaint, filed in the U.S. District Court for the District of Arizona, is entitled Teamsters Local 617 Pension & Welfare Funds v. Apollo Group, Inc. et al., Case Number 06-cv-02674-RCB, and alleges that we and certain of our current and former directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by purportedly making misrepresentations concerning our stock option granting policies and practices and related accounting. The defendants are Apollo, J. Jorge Klor de Alva, Daniel E. Bachus, John M. Blair, Dino J. DeConcini, Kenda B. Gonzales, Hedy F. Govenar, Brian E. Mueller, Todd S. Nelson, Laura Palmer Noone, John R. Norton III, John G. Sperling and Peter V. Sperling. On September 11, 2007, the Court appointed The Pension Trust Fund for Operating Engineers as lead plaintiff. Lead plaintiff filed an amended complaint on November 23, 2007, asserting the same legal claims as the original complaint and adding claims for violations of Section 20A of the Securities Exchange Act of 1934 and allegations of breach of fiduciary duties and civil conspiracy. On April 30, 2009, plaintiffs filed their Second Amended Complaint, which alleges similar claims for alleged securities fraud against the same defendants.
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

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Patent Infringement Litigation
On March 3, 2008, Digital-Vending Services International Inc. filed a complaint against University of Phoenix and Apollo, as well as Capella Education Company, Laureate Education Inc., and Walden University Inc. in the U.S. District Court for the Eastern District of Texas, since transferred on plaintiff’s motion to the Eastern District of Virginia. The case is entitled, Digital Vending Services International, LLC vs. The University of Phoenix, et al, Case Number 2:09cv555 (JBF-TEM). The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment and seeks injunctive relief and substantial damages, including royalties as a percentage of our net revenue over a multi-year period. We filed an answer to the complaint on May 27, 2008, in which we denied that Digital-Vending Services International’s patents were duly and lawfully issued, and asserted defenses of non-infringement and patent invalidity, among others. We also asserted a counterclaim seeking a declaratory judgment that the patents are invalid, unenforceable, and not infringed by us.
On January 7, 2011, the Court granted our motion for summary judgment and dismissed the case with prejudice, citing plaintiff’s failure to point to admissible evidence that could support a finding of infringement. Plaintiff appealed the order granting summary judgment to the United States Court of Appeals for the Federal Circuit, which held oral argument on December 5, 2011. On March 7, 2012, a divided three-judge panel of the Federal Circuit issued an opinion affirming in part and reversing in part the order granting summary judgment, and it remanded a portion of the plaintiff’s claims to the district court for further proceedings. We filed a Petition for Rehearing with the Federal Circuit regarding the portion of the decision reversing the grant of summary judgment, which the Federal Circuit denied on May 25, 2012. Accordingly, the case was remanded to the U.S. District Court for the Eastern District of Virginia for further proceedings. In July 2013, we filed another motion for summary judgment based on non-infringement, and on October 4, 2013, the Court granted our motion and dismissed each of plaintiff’s remaining claims with prejudice. On November 1, 2013, plaintiff filed a Notice of Appeal of the District Court’s order. The parties subsequently entered into a settlement agreement for an immaterial amount pursuant to which plaintiff agreed to dismiss its appeal. Plaintiff’s appeal was dismissed on November 21, 2013, which resolved the litigation.
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
K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo, Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates, we have sought to dismiss this action on those grounds, and our application for such relief remains pending before the Court. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India, including through our joint venture with HT Media Limited, may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Attorney General Investigations
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
UNIACC Investigations
UNIACC was advised by the National Accreditation Commission of Chile in November 2011 that its institutional accreditation would not be renewed and therefore had lapsed. Subsequently, in June 2012, a prosecutor’s office in Santiago, Chile requested that UNIACC provide documents relating to UNIACC’s relationship with a former employee and consultant who served as a member of the National Accreditation Commission until March 2012, and we have since received requests for additional information in connection with this investigation. Furthermore, in August 2012, the prosecutor’s office began requesting that UNIACC provide information about UNIACC’s business structure and operations and its relationship with other Apollo entities, in connection with an additional investigation regarding UNIACC’s compliance with applicable laws concerning the generation of profit by universities such as UNIACC. The prosecutor’s office is also requesting additional information from UNIACC regarding certain government funding received by the institution. UNIACC is cooperating with these investigations. At this time, we cannot predict the eventual scope, duration or outcome of these investigations.
In November 2012, UNIACC learned that the Ministry of Education was commencing a formal investigation into profit related issues and concerning the official recognition of UNIACC as a university under Chilean law. On November 18, 2013, we were notified by the Ministry of Education that it declined to pursue any charges against UNIACC and closed its investigation without imposing any sanction on UNIACC. In closing its investigation, the Ministry forwarded certain of its files for review by the Chilean tax authorities and the criminal prosecutor conducting the profit investigation referenced above.
Refer to Note 9, Income Taxes, for discussion of Internal Revenue Service audits.
Note 14. Regulatory Matters
Student Financial Aid
In fiscal year 2013, University of Phoenix generated 90% of our total consolidated net revenue and more than 100% of our operating income, and 83% of the University’s cash basis revenue for eligible tuition and fees was derived from Title IV financial aid program funds, as calculated under the 90/10 Rule described below.
All U.S. federal financial aid programs are established by Title IV of the Higher Education Act and regulations promulgated thereunder. The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In August 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Congress has begun Higher Education Act reauthorization hearings and there is currently an automatic one year extension that continues the current authorization through September 30, 2014. Changes to the Higher Education Act, including changes in eligibility and funding for Title IV programs, are likely to occur in connection with this reauthorization, but we cannot predict the scope and substance of any such changes.
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

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
During fiscal year 2013, the accreditations of University of Phoenix and Western International University were reaffirmed by HLC through the 2022-2023 academic year. At the same time, HLC placed both universities on Notice status for a two-year period. Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. We believe the imposition of the sanction of Notice on University of Phoenix could adversely impact our business.
90/10 Rule
To remain eligible to participate in Title IV programs, proprietary institutions of higher education must comply with the so-called “90/10 Rule” under the Higher Education Act, as reauthorized, and must derive 90% or less of their cash basis revenue, as defined in the rule, from Title IV programs. The 90/10 Rule percentage for University of Phoenix was 83% for fiscal year 2013. Based on recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2014. However, the 90/10 Rule percentage for University of Phoenix remains high and could exceed 90% in the future depending on the degree to which its various initiatives are effective, the impact of future changes in its enrollment mix, and regulatory and other factors outside our control, including any reduction in military benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation. Various members of Congress have proposed changes to the 90/10 Rule that would, if enacted, reduce the percentage to 85% and adversely change the manner in which military aid is treated for purposes of the rule calculation.
Student Loan Cohort Default Rates
To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Educational institutions will lose eligibility to participate in Title IV programs if their three-year cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. The three-year cohort default rate for University of Phoenix for the 2010 federal fiscal year was 26.0%. Based on our most recent trends, we expect that our 2011 three-year cohort default rate will be lower than the 2010 three-year cohort default rate. However, if our student loan default rates approach the applicable limits, we may be required to increase efforts and resources dedicated to improving these default rates.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Note 15. Segment Reporting
We operate primarily in the education industry. Our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Our seven operating segments are presented in the following reportable segments:

•	University of Phoenix;

•	Apollo Global; and

•	Other.
Apollo Global includes BPP, ULA, UNIACC and the Apollo Global corporate operations. Other includes Western International University, IPD, CFFP, Carnegie Learning, Apollo Lightspeed and corporate activities.
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
During the second quarter of fiscal year 2014, Apollo Global acquired 70% of the outstanding shares of Open Colleges. Open Colleges’ operating results will be included in our Apollo Global operating segment from date of acquisition. Refer to Note 1, Nature of Operations.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three Months Ended November 30,
($ in thousands)	2013	2012
Net revenue
University of Phoenix	$744,863	$935,784
Apollo Global	91,159	90,514
Other	20,313	28,885
Net revenue	$856,335	$1,055,183
Operating income (loss)(1):
University of Phoenix	$183,473	$243,860
Apollo Global	2,217	(9,366)
Other(2)	(15,896)	(3,548)
Operating income	169,794	230,946
Reconciling items:
Interest income	568	549
Interest expense	(2,086)	(2,042)
Other, net	807	1,799
Income before income taxes	$169,083	$231,252
(1) University of Phoenix, Apollo Global and Other include charges associated with our restructuring activities. Refer to Note 3, Restructuring and Other Charges.
(2) The operating loss for Other for the three months ended November 30, 2012 is net of a $16.9 million credit associated with a legal matter.
A summary of our consolidated assets by reportable segment is as follows:

($ in thousands)	November 30, 2013	August 31, 2013
University of Phoenix	$780,839	$790,537
Apollo Global	393,063	359,903
Other(1)	1,289,128	1,847,507
Total assets	$2,463,030	$2,997,947
(1) The majority of assets included in Other consists of corporate cash and cash equivalents and marketable securities.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.
Overview
Apollo is one of the world’s largest private education providers and has been a provider of education services since 1973. We believe that our success depends on providing high quality educational products and services to students at the right value to maximize the benefits of their educational experience. We offer educational programs and services, online and on-campus, at the undergraduate, master’s and doctoral levels. Our principal learning platforms include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings Limited (“BPP”);

•	Open Colleges Australia Pty Ltd. (“Open Colleges”);

•	Universidad Latinoamericana (“ULA”);

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”); and

•	Indian Education Services Private Ltd.

•	Western International University, Inc. (“Western International University” or “WIU”);

•	Institute for Professional Development (“IPD”);

•	The College for Financial Planning Institutes Corporation (“CFFP”);

•	Carnegie Learning, Inc. (“Carnegie Learning”); and

•	Apollo Lightspeed.
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2013, University of Phoenix represented 90% of our total consolidated net revenue and generated more than 100% of our operating income.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
Rapidly Evolving and Highly Competitive Education Industry. The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, rising costs of education and increased focus on affordability, price competition and other factors that challenge many of the core principles underlying the industry. We believe these changes have contributed to the decline in University of Phoenix enrollment since 2010, and the 22.9% decline in New Degreed Enrollment in the first quarter of fiscal year 2014 compared to the prior year. See further discussion of enrollment in Results of Operations below.

We are adapting our business to meet these rapidly evolving developments and to stabilize University of Phoenix enrollment. We are working to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at the right value. In addition, we have increased our use of scholarships and discounts to improve our value proposition to prospective students. Certain of our initiatives under consideration, including some of those described below, could adversely impact our operating results, especially in the short-term.

•
Education to Careers Value Proposition. We believe it is critical that we demonstrate a compelling and cost-effective relationship between our educational offerings and improvement in our graduates’ prospects for employment in their field of choice or advancement within their existing careers. This is our key value proposition to prospective students. Our goal is to provide programs that provide our students skills in high-growth industries and careers. We have launched career-oriented tools and continue to increase career connections and relationships through our Workforce Solutions team to meet student and employer needs. To ensure we offer relevant workforce skills, we are working with industry experts and employers to develop and incorporate curriculum changes. We are also redesigning our programs to allow students to earn credentials and/or certificates they can use in the workplace as they are earning their ultimate degree goal.

•	Student Retention. We are focused on improving student retention. In furtherance of this, we are implementing several initiatives, including:

•	Increasing use of full-time faculty in initial University of Phoenix courses;

•	Piloting a new format of University of Phoenix’s University Orientation program;

•	Modified entry course structure and sequencing;

•	Enhancement of our adaptive learning math tools for students;

•	Targeted use of scholarships; and

•	Redesigning our programs to allow students to earn credentials and/or certificates they can use in the workplace as they are earning their ultimate degree goal.

•
Business Process Reengineering. We remain focused on continuing the reengineering of our business processes and refining our educational delivery systems to improve the effectiveness of our services to students, and reducing the size of our services infrastructure and associated operating expenses to align with our reduced enrollment. These activities include the following:

•
University of Phoenix Campus Closures. Beginning in fiscal year 2013, University of Phoenix began implementing a plan to close 115 of its ground locations, after which the University will operate ground campus facilities in 111 locations in 36 states, the District of Columbia and the Commonwealth of Puerto Rico. As of November 30, 2013, University of Phoenix has closed approximately two-thirds of the locations included in these plans, which represents approximately 85% of the total square feet we are exiting. The remaining closures will continue through fiscal year 2014 and beyond as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. Because of the rapidly evolving and transformational changes in higher education, the University continues to evaluate the extent, functionality and location of its ground facilities, and may close additional facilities in the future.

•	Services. In addition to the ground facility closures, we have begun multiple initiatives to streamline, automate where appropriate, and enhance our administrative and student-facing services.
As of November 30, 2013, we have incurred $292.2 million of cumulative restructuring and other charges associated with our restructuring activities. We expect to incur approximately $35 million of future restructuring charges for the initiatives announced to date. The majority of these charges represent lease related costs associated with closing University of Phoenix campuses and administrative facilities, and will generally be incurred as the University obtains the necessary regulatory approvals and completes its teach-out obligations. We expect to incur approximately half of the $35 million in the remainder of fiscal year 2014 and the rest of the expected charges in future years.
Our costs that are more variable in nature represent approximately 14% of our net revenue and are included in instructional and student advisory on our Condensed Consolidated Statements of Income. Due principally to our cost optimization and restructuring activities in recent years, our fiscal year 2013 operating costs that have historically been more fixed in nature decreased approximately $350 million compared to fiscal year 2012. In fiscal year 2014, we expect to further reduce our fixed operating costs by a minimum of $325 million, which would result in a total decline of $675 million, or 19%, from our fiscal year 2012 cost base. Refer to Results of Operations in this MD&A for further discussion.

•
Expansion into New Markets. We believe that learners worldwide can benefit from our career-focused education offerings. We are working to expand our global operations so that they become an increasingly significant portion of our consolidated operating results, and are exploring new opportunities for growth in other non-traditional higher education and service offerings. To date, we have acquired educational institutions in the United Kingdom, Australia, Mexico and Chile, and have a joint venture in India providing educational services and programs. The integration and operation of acquired businesses in foreign jurisdictions entails substantial regulatory, market and execution risks and such acquisitions may not be accretive for an extended period of time, if at all, depending on the circumstances.

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

•
Regulatory Environment. The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1, Business, and Item 1A, Risk Factors, in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 22, 2013.

•
Financial Aid Funding. In recent years, there has been increased focus by members of the U.S. Congress and federal agencies such as the Consumer Financial Protection Bureau on the role that proprietary educational institutions play in higher education. We expect this focus to increase through the 2014 mid-term elections. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the next required reauthorization of the federal Higher Education Act. The current reauthorization expired September 30, 2013, but was extended automatically to September 30, 2014. In addition, financial aid programs are a potential target for reduction as Congress addresses the historic U.S. budget deficit. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Action by Congress or federal agencies could also require us to modify our practices in ways that increase our administrative costs and reduce our operating income.

In addition to possible reductions in federal student financial aid, certain military financial aid may be reduced as military branches address decreased funding. Reductions and/or changes in military financial aid could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage, as discussed below.

•
Program Participation Agreement. University of Phoenix’s Title IV Program Participation Agreement expired December 31, 2012. The University has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the U.S. Department of Education issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis until the Department completes its review. However, we cannot predict whether, or to what extent, the recent imposition of the Notice sanction by The Higher Learning Commission, discussed below, might have on this process.

•
U.S. Department of Education Rulemaking Initiative. A negotiated rulemaking committee was convened by the Department in September 2013 on the topic of gainful employment. The committee held negotiated rulemaking sessions in September, October, and December 2013; however, the committee failed to reach consensus. Additional details are available at

http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/gainfulemployment.html.
Additionally, the Department has announced the creation of another rulemaking committee to focus on other topics, including cash management and state authorization. This committee is expected to first convene in February 2014. These negotiated rulemaking initiatives are expected to produce new regulations in a variety of areas. The effective date of any such regulations cannot be determined at this time, but it is likely that the rules, if adopted, would be effective on or after July 1, 2015.
The Department has also conducted listening tours to solicit public feedback building on President Obama’s call for a national college rating system. The Secretary of the Department has publicly stated that draft ratings system are expected to be issued in early 2014, but a system is not expected to be effective for several years.

•
The Higher Learning Commission Accreditation Reaffirmation. During fiscal year 2013, the accreditations of University of Phoenix and Western International University were reaffirmed by The Higher Learning Commission, their institutional accreditor (“HLC”), through the 2022-2023 academic year. At the same time, HLC placed both universities on Notice status for a two-year period. Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. We believe the imposition of the sanction of Notice on University of Phoenix could adversely impact our business.

•
90/10 Rule. To remain eligible to participate in Title IV programs, proprietary institutions of higher education must comply with the so-called “90/10 Rule” under the Higher Education Act, as reauthorized, and must derive 90% or less of their cash basis revenue, as defined in the rule, from Title IV programs. The 90/10 Rule percentage for University of Phoenix was 83% for fiscal year 2013. Based on recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2014. However, the 90/10 Rule percentage for University of Phoenix remains high and could exceed 90% in the future depending on the degree to which its various initiatives are effective, the impact of future changes in its enrollment mix, and regulatory and other factors outside our control, including any reduction in military benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation. Various members of Congress have proposed changes to the 90/10 Rule that would, if enacted, reduce the percentage to 85% and adversely change the manner in which military aid is treated for purposes of the rule calculation.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Educational institutions will lose eligibility to participate in Title IV programs if their three-year cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. The three-year cohort default rate for University of Phoenix for the 2010 federal fiscal year was 26.0%. Based on our most recent trends, we expect that our 2011 three-year cohort default rate will be lower than the 2010 three-year cohort default rate. However, if our student loan default rates approach the applicable limits, we may be required to increase efforts and resources dedicated to improving these default rates.

For a more detailed discussion of trends, risks and uncertainties, refer to our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 22, 2013.
Fiscal Year 2014 Significant Events
In addition to the items mentioned above, we experienced the following significant events during fiscal year 2014 to date:

1.
Corporate Name Change. During the first quarter of fiscal year 2014, we changed our corporate name from Apollo Group, Inc. to Apollo Education Group, Inc. to better and more clearly reflect our mission and our purpose.

2.	Executive Management Changes. We experienced the following executive management changes:

•	In September 2013, William J. Pepicello announced his retirement from his position as President of University of Phoenix, effective upon the naming of a successor; and

•
J. Mitchell Bowling was appointed as our Chief Operating Officer effective December 2, 2013. Curtis M. Uehlein, who served as our Acting Chief Operating Officer since April 2013, will continue serving in his role as President of Apollo Global.

3.
Empowering America: Reinventing Pathways to College and the Workforce Report. In November 2013, we released this report focusing on the current college and career readiness challenges facing the U.S., innovative ways to address students and their needs, and the economic impact of increasing student preparedness. A copy of this report can be found at http://www.apollo.edu/investor-relations/financial-press-releases.

4.	Accreditation Updates.

•
CFFP - During the first quarter of fiscal year 2014, CFFP was informed in writing by The Higher Learning Commission, their institutional accreditor (“HLC”), that CFFP had addressed HLC’s findings from its most recent accreditation reaffirmation review. The next comprehensive visit from HLC is scheduled during the 2017-2018 school year.

•
ULA - During the first quarter of fiscal year 2014, ULA received the highest level of institutional accreditation from the Mexican Federation of Private Institutions of Higher Education, which is the principal accreditor of private universities in Mexico.

5.
Acquisition of Open Colleges Australia. On December 20, 2013, Apollo Global acquired 70% of the outstanding shares of Open Colleges. Open Colleges is a provider of education and training to adult learners in Australia. Refer to Note 1, Nature of Operations, in Item 1, Financial Statements.

Critical Accounting Policies and Estimates
Refer to our 2013 Annual Report on Form 10-K for a detailed discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements
Refer to our 2013 Annual Report on Form 10-K for recent accounting pronouncements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three months ended November 30, 2013 compared to the three months ended November 30, 2012.
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

	Three Months Ended November 30,
	2013	2012	% of Net Revenue
($ in thousands)			2013	2012
Net revenue	$856,335	$1,055,183	100.0%	100.0%
Costs and expenses:
Instructional and student advisory	339,679	432,150	39.7%	40.9%
Marketing	137,844	162,873	16.1%	15.4%
Admissions advisory	51,509	71,308	6.0%	6.8%
General and administrative	75,230	73,539	8.8%	7.0%
Depreciation and amortization	36,338	43,695	4.2%	4.1%
Provision for uncollectible accounts receivable	13,978	33,406	1.6%	3.2%
Restructuring and other charges	31,963	24,116	3.8%	2.3%
Litigation credit	—	(16,850)	—%	(1.6)%
Total costs and expenses	686,541	824,237	80.2%	78.1%
Operating income	169,794	230,946	19.8%	21.9%
Interest income	568	549	—%	—%
Interest expense	(2,086)	(2,042)	(0.2)%	(0.2)%
Other, net	807	1,799	0.1%	0.2%
Income before income taxes	169,083	231,252	19.7%	21.9%
Provision for income taxes	(70,042)	(97,512)	(8.1)%	(9.2)%
Net income	99,041	133,740	11.6%	12.7%
Net income attributable to noncontrolling interests	(150)	(245)	(0.1)%	—%
Net income attributable to Apollo	$98,891	$133,495	11.5%	12.7%
Net Revenue
Our net revenue decreased $198.8 million, or 18.8%, in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. The decrease was primarily attributable to a 20.4% net revenue decline at University of Phoenix principally due to lower enrollment. Refer to further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory decreased $92.5 million, or 21.4%, in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013, which represented a 120 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue was primarily due to lower costs including rent and compensation attributable to our restructuring activities (refer to Restructuring and Other Charges below), and the assessment of approximately $11 million of foreign indirect taxes in the first quarter of fiscal year 2013 associated with certain instructional materials.
Marketing
Marketing decreased $25.0 million, or 15.4%, in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013, which represented a 70 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower advertising costs, and lower headcount due in part to our restructuring activities.
Admissions Advisory
Admissions advisory decreased $19.8 million, or 27.8%, in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013, which represented an 80 basis point decrease as a percentage of net revenue. The decrease in expense was principally attributable to lower headcount due in part to our restructuring activities.
General and Administrative
General and administrative increased $1.7 million, or 2.3%, in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013, which represented a 180 basis point increase as a percentage of net revenue. In fiscal year 2013, we entered into an agreement to outsource certain of our information technology infrastructure support, which has resulted in higher general and administrative expense in the first quarter of fiscal year 2014 compared to the prior year first quarter. Prior to outsourcing, the expense associated with such infrastructure support was principally included in depreciation and amortization because we owned the related information technology fixed assets. We expect our total general and administrative expense for fiscal year 2014 to be lower as compared to fiscal year 2013.
Depreciation and Amortization
Depreciation and amortization decreased $7.4 million, or 16.8%, in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013, which represented a 10 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower depreciation due in part to the decline in depreciable assets resulting from our restructuring activities. The decrease was also due to lower intangibles amortization.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $19.4 million, or 58.2%, in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013, which represented a 160 basis point decrease as a percentage of net revenue. The decrease was primarily due to a reduction in our gross student receivables from lower enrollment, and process improvements that significantly contributed to lowering our gross student receivables associated with students no longer enrolled in our programs. Additionally, our collection rates have increased due in part to changes in the relative composition of our student receivables including a higher proportion attributable to students in higher degree level programs.
Restructuring and Other Charges
The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes that challenge many of the core principles underlying the industry. We are reengineering our business processes and refining our educational delivery systems to improve the effectiveness of our services to students, and reducing the size of our services infrastructure and associated operating expenses to align with our reduced enrollment. We have incurred restructuring and other charges associated with these activities beginning in fiscal year 2011 as summarized below:

	Three Months Ended November 30,		Cumulative Costs as of November 30, 2013
($ in thousands)	2013	2012
Lease and related costs, net	$13,760	$10,112	$186,071
Severance and other employee separation costs	15,254	10,943	66,280
Other restructuring related costs	2,949	3,061	39,845
Restructuring and other charges	$31,963	$24,116	$292,196

The following summarizes the restructuring and other charges in our segment reporting format:

	Three Months Ended November 30,		Cumulative Costs as of November 30, 2013
($ in thousands)	2013	2012
University of Phoenix	$25,426	$16,896	$227,098
Apollo Global	1,263	79	13,028
Other	5,274	7,141	52,070
Restructuring and other charges	$31,963	$24,116	$292,196

•
Lease and Related Costs, Net - Beginning in fiscal year 2011, University of Phoenix began rationalizing its administrative real estate facilities. In addition to continuing to rationalize its administrative facilities, University of Phoenix began implementing a plan during fiscal year 2013 to close 115 of its ground locations. As of November 30, 2013, University of Phoenix has closed approximately two-thirds of the locations included in these plans, which represents approximately 85% of the total square feet we are exiting. The remaining closures will continue through fiscal year 2014 and beyond as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We have recorded $133.6 million of initial aggregate charges, representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods we ceased using the respective facilities, $10.0 million of which was recorded in the three months ended November 30, 2013. The other lease and related costs in the three months ended November 30, 2013 consist of accelerated depreciation, as discussed below, and interest accretion on the lease obligations.

We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates, which have ranged between 3%-6% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed and subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. As of November 30, 2013, we have recorded adjustments to our initial lease obligation liabilities for interest accretion and immaterial adjustments for changes in estimated sublease income.
Lease and related costs, net includes $2.8 million of accelerated depreciation in the three months ended November 30, 2013 associated with revising the useful lives of the fixed assets at the facilities we are closing through their expected closure dates. Prior to revising the useful lives, we perform a recoverability analysis for the facilities’ fixed assets by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on such analyses, we recorded immaterial impairment charges during fiscal year 2013 and no impairment charges in the three months ended November 30, 2013.

•
Severance and Other Employee Separation Costs - Beginning in fiscal year 2011 and continuing into fiscal year 2014, we have implemented workforce reductions as we reengineer our business processes and refine our educational delivery systems. We incurred severance and other employee separation costs of $15.3 million and $10.9 million in the three months ended November 30, 2013 and November 30, 2012, respectively. These costs are included in the reportable segments in which the respective personnel were employed.

We expect to incur approximately $35 million of future restructuring charges for the initiatives announced to date. The majority of these charges represent lease related costs associated with closing University of Phoenix campuses and administrative facilities, and will generally be incurred as the University obtains the necessary regulatory approvals and completes its teach-out obligations. We expect to incur approximately half of the $35 million in the remainder of fiscal year 2014 and the rest of the expected charges in future years.
Our costs that are more variable in nature represent approximately 14% of our net revenue and are included in Instructional and student advisory on our Condensed Consolidated Statements of Income. Due principally to our cost optimization and restructuring activities in recent years, our fiscal year 2013 operating costs that have historically been more fixed in nature decreased approximately $350 million compared to fiscal year 2012. In fiscal year 2014, we expect to further reduce our fixed operating costs by a minimum of $325 million, which would result in a total decline of $675 million, or 19%, from our fiscal year 2012 cost base.

Litigation Credit
We recorded a $16.9 million credit in the first quarter of fiscal year 2013 associated with a legal matter.
Provision for Income Taxes
Our effective income tax rate was 41.4% for the first quarter of fiscal year 2014 compared to 42.2% for the first quarter of fiscal year 2013. The decrease was principally attributable to a reduction in foreign losses for which we cannot take a tax benefit.
Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2013	2012	$ Change	% Change
Net revenue
University of Phoenix	$744,863	$935,784	$(190,921)	(20.4)%
Apollo Global	91,159	90,514	645	0.7%
Other	20,313	28,885	(8,572)	(29.7)%
Total net revenue	$856,335	$1,055,183	$(198,848)	(18.8)%
Operating income (loss)
University of Phoenix	$183,473	$243,860	$(60,387)	(24.8)%
Apollo Global	2,217	(9,366)	11,583	*
Other	(15,896)	(3,548)	(12,348)	*
Total operating income	$169,794	$230,946	$(61,152)	(26.5)%
* not meaningful
University of Phoenix
University of Phoenix’s net revenue decreased $190.9 million, or 20.4%, in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. The decrease was principally attributable to lower enrollment. During fiscal year 2014, we increased our use of discounts, grants and scholarships to improve University of Phoenix’s value proposition to prospective students. These discounts, grants and scholarships also reduced net revenue compared to the prior year. Future net revenue will be impacted by tuition price and other fee changes, changes in enrollment and student mix within programs and degree levels, and discounts, grants and scholarships.

The following details University of Phoenix enrollment for the respective periods:

	Degreed Enrollment(1)			New Degreed Enrollment(2)			Average Degreed Enrollment
(Rounded to nearest hundred)	Quarter Ended November 30,			Quarter Ended November 30,			Quarter Ended November 30,
	2013	2012	% Change	2013	2012	% Change	2013(3)	2012(4)	% Change
Associate’s	74,300	99,100	(25.0)%	16,300	22,900	(28.8)%	75,300	100,900	(25.4)%
Bachelor’s	142,500	168,000	(15.2)%	18,100	22,500	(19.6)%	144,300	170,300	(15.3)%
Master’s	40,500	46,000	(12.0)%	6,800	8,000	(15.0)%	40,600	46,200	(12.1)%
Doctoral	5,700	6,600	(13.6)%	500	700	(28.6)%	5,800	6,700	(13.4)%
Total	263,000	319,700	(17.7)%	41,700	54,100	(22.9)%	266,000	324,100	(17.9)%
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
(3) Represents the average of Degreed Enrollment for the quarters ended August 31, 2013 and November 30, 2013.
(4) Represents the average of Degreed Enrollment for the quarters ended August 31, 2012 and November 30, 2012.
University of Phoenix Average Degreed Enrollment decreased 17.9% in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. We believe University of Phoenix enrollment has been adversely impacted by unprecedented, rapidly developing changes and increasing competition in the U.S. higher education industry as further discussed in the Overview of this MD&A. We are working to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at the right value. Certain of our initiatives under consideration could adversely impact our operating results, especially in the short-term.
University of Phoenix’s operating income decreased $60.4 million, or 24.8%, in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. The decrease was principally attributable to lower net revenue and an increase in restructuring charges. This was partially offset by lower costs including rent and compensation attributable to our restructuring activities, a decrease in faculty and curriculum costs associated with lower enrollment, lower advertising costs, and a decrease in bad debt expense.
Apollo Global
Apollo Global net revenue was essentially flat in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013, and operating income increased $11.6 million. The increase in operating income was principally attributable to the assessment of approximately $11 million of foreign indirect taxes in the first quarter of fiscal year 2013 associated with certain instructional materials.
Other
Other net revenue decreased $8.6 million in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. The decrease was principally attributable to declines at IPD and WIU. The IPD decline principally resulted from a decrease in the number of its Client Institutions and the WIU decline was due to lower enrollment and the launch of its new strategy at the end of fiscal year 2013. We expect WIU’s new strategy to continue to reduce its revenue in the near-term due to the new pricing structure that allows prospective WIU students to test the academic experience before they formally enroll.
The $12.3 million increased operating loss in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013 was principally attributable to the litigation credit discussed above and declines in WIU and IPD operating income.
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
Although we currently have substantial available liquidity, our ability to access the credit markets and other sources of liquidity may be adversely affected if we experience regulatory compliance challenges, including, but not limited to, maintaining a U.S. Department of Education financial responsibility composite score of at least 1.5, reduced availability of Title IV funding, or other adverse effects on our business from regulatory or legislative changes. For a detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1A, Risk Factors, in our 2013 Annual Report on Form 10-K.
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic operations and placed with high-credit-quality financial institutions. The following provides a summary of our cash and cash equivalents, restricted cash and cash equivalents and current marketable securities as of the respective periods:

			% of Total Assets at
($ in thousands)	November 30, 2013	August 31, 2013	November 30, 2013	August 31, 2013	% Change
Cash and cash equivalents	$788,130	$1,414,485	32.0%	47.2%	(44.3)%
Restricted cash and cash equivalents	285,612	259,174	11.6%	8.7%	10.2%
Marketable securities(1)	128,736	105,809	5.2%	3.5%	21.7%
Total	$1,202,478	$1,779,468	48.8%	59.4%	(32.4)%
(1) Represents current marketable securities. We also had $108.7 million and $43.9 million of long-term marketable securities as of November 30, 2013 and August 31, 2013, respectively, which principally includes held-to-maturity securities maturing in less than two years.
Cash and cash equivalents (excluding restricted cash) decreased $626.4 million primarily due to $615.9 million of payments on borrowings, $88.9 million of marketable securities purchases (net of maturities), $34.4 million for capital expenditures and $16.9 million for share repurchases. These items were partially offset by $128.9 million of cash provided by operations.
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of November 30, 2013, the earnings from these operations are not significant.
As of November 30, 2013, we had money market funds of $635.1 million included in cash and restricted cash equivalents that we measure at fair value. The money market funds were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. Our remaining cash and cash equivalents included in the above table approximate fair value because of the short-term nature of the financial instruments. We determine the fair value of our other cash equivalents using a market approach principally consisting of Level 2 inputs. These inputs include quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active.
As of November 30, 2013, our current marketable securities principally includes tax-exempt municipal bonds, commercial paper and corporate bonds that have original maturities to us greater than three months, but less than one year. Our current marketable securities are classified as held-to-maturity as we have the intent and ability to hold them until contractual maturity and are reported at amortized cost, which approximates fair value. We determine the fair value of our held-to-maturity investments using a market approach principally consisting of Level 2 inputs.
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
We borrowed $605.0 million and had approximately $14 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2013. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2014. As of November 30, 2013, we have approximately $21 million of outstanding letters of credit under the Revolving Credit Facility.

The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points. The weighted average interest rate on outstanding short-term borrowings under the Revolving Credit Facility at August 31, 2013 was 3.5%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at November 30, 2013 and August 31, 2013.
Other - Other debt of $33.9 million and $37.4 million as of November 30, 2013 and August 31, 2013, respectively, principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at November 30, 2013 and August 31, 2013 was 5.8% and 5.3%, respectively.
Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2013	2012
Net income	$99,041	$133,740
Non-cash items	68,734	91,923
Changes in assets and liabilities	(38,878)	(15,532)
Net cash provided by operating activities	$128,897	$210,131
Three Months Ended November 30, 2013 - Our non-cash items primarily consisted of $36.3 million of depreciation and amortization, a $14.0 million provision for uncollectible accounts receivable, and $12.0 million of share-based compensation. The changes in assets and liabilities primarily consisted of a $53.0 million decrease in accrued and other liabilities principally attributable to the timing of our payroll cycle and accrued bonus payments, and a $26.4 million increase in restricted cash and cash equivalents. This was partially offset by a $64.5 million increase in income taxes payable principally attributable to the timing of our quarterly tax payments.
Three Months Ended November 30, 2012 - Our non-cash items primarily consisted of $43.7 million of depreciation and amortization, a $33.4 million provision for uncollectible accounts receivable, $16.9 million of share-based compensation, and $9.3 million of restructuring accelerated depreciation. These items were partially offset by a $16.9 million credit associated with a legal matter. The changes in assets and liabilities primarily consisted of the following:

•	a $36.4 million decrease in accrued and other liabilities principally attributable to the timing of our payroll cycle and accrued bonus payments;

•	a $36.3 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable; and

•	a $33.2 million increase in restricted cash and cash equivalents.
The above changes were partially offset by:

•	an $82.0 million increase in income taxes payable principally attributable to the timing of our quarterly tax payments; and

•	an $18.5 million increase in student deposits.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of November 30, 2013 and August 31, 2013, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was essentially flat at 21 days as compared to 20 days as of November 30, 2012.

Investing Activities
The following provides a summary of our investing cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2013	2012
Purchases of marketable securities, net	$(88,921)	$(14,819)
Capital expenditures	(34,366)	(27,539)
Net cash used in investing activities	$(123,287)	$(42,358)
Financing Activities
The following provides a summary of our financing cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2013	2012
Payments on borrowings, net	$(615,925)	$(623,586)
Purchases of stock for treasury	(16,871)	(3,472)
Purchase of noncontrolling interest	—	(42,500)
Issuances of stock	796	1,113
Net cash used in financing activities	$(632,000)	$(668,445)
Three Months Ended November 30, 2013 - Cash used in financing activities primarily consisted of $615.9 million used for payments on borrowings, and $16.9 million used for share repurchases. Share repurchases include $15.0 million used to repurchase 0.6 million shares at a weighted average purchase price of $26.02 per share, and additional repurchases related to tax withholding requirements on the restricted stock units.
As of November 30, 2013, $235 million remained available under our share repurchase authorization. We have used approximately $10 million to repurchase shares subsequent to November 30, 2013. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
Three Months Ended November 30, 2012 - Cash used in financing activities primarily consisted of $623.6 million used for payments on borrowings (net of proceeds from borrowings), and $42.5 million used for the purchase of the noncontrolling ownership interest in Apollo Global.
Contractual Obligations and Other Commercial Commitments
During the three months ended November 30, 2013, we repaid the entire amount borrowed on our Revolving Credit Facility of $605.0 million. There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2013 through November 30, 2013. Information regarding our contractual obligations and other commercial commitments is provided in our 2013 Annual Report on Form 10-K.
Item 3 - Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since August 31, 2013. For a discussion of our exposure to market risk, refer to our 2013 Annual Report on Form 10-K.

Item 4 - Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Refer to Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings, which is incorporated into this Item 1 of Part II by this reference.
Item 1A - Risk Factors
There have been no material changes to the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Education Group Class A common stock, from time to time, depending on market conditions and other considerations. During the fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.
During the three months ended November 30, 2013, we repurchased 0.6 million shares of our Class A common stock at a total cost of $15.0 million, representing a weighted average purchase price of $26.02 per share. The following details changes in our treasury stock during the three months ended November 30, 2013:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase
Treasury stock as of August 31, 2013	75,182	$50.87	75,182	$250,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(86)	50.87	(86)	—
Treasury stock as of September 30, 2013	75,096	$50.87	75,096	$250,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(92)	50.87	(92)	—
Treasury stock as of October 31, 2013	75,004	$50.87	75,004	$250,000
New authorizations	—	—	—	—
Shares repurchased	577	26.02	577	(15,000)
Shares reissued	(15)	50.69	(15)	—
Treasury stock as of November 30, 2013	75,566	$50.69	75,566	$235,000
Resales by Directors and Officers
From time to time, our directors and officers enter into written trading plans under Securities and Exchange Commission Rule 10b5-1(c) for the resale of shares of our common stock, including shares to be acquired upon the vesting of restricted stock units and performance share awards, and shares to be acquired pursuant to the exercise of stock options. These plans, which must be entered into during an open trading window and at a time when the director or officer is not in possession of material nonpublic information, provide for sales in accordance with a formula, algorithm or other instructions such that the seller cannot exercise any influence over how, when or whether to effect sales. After adopted, sales may occur in accordance with the plans regardless of whether or not the seller subsequently possesses material nonpublic information or otherwise would then be permitted to trade in our securities. Our insider trading policy permits the adoption of these types of trading plans, and we encourage our directors and officers to utilize such plans, where practical. We do not announce, via Form 8-K or otherwise, the adoption or any termination of such trading plans, if any. Sales under these plans generally must be reported within two business days on Form 4 filed with the SEC, pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended November 30, 2013.
Item 3 - Defaults Upon Senior Securities
Not applicable.
Item 4 - Mine Safety Disclosures
Not applicable.
Item 5 - Other Information
None.

Item 6 - Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Apollo Education Group, Inc., as amended effective November 15, 2013
3.2	Amended and Restated Bylaws of Apollo Education Group, Inc.
10.1	Apollo Education Group, Inc. Deferred Compensation Plan (effective February 1, 2012) (as amended and restated November 15, 2013)
10.2	Offer Letter dated October 18, 2013 from Apollo Group, Inc.† to J. Mitchell Bowling(1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† References in this exhibit index to Apollo Group, Inc. shall be deemed to refer to Apollo Education Group, Inc., formerly known as Apollo Group, Inc.
(1) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO EDUCATION GROUP, INC. An Arizona Corporation
Date: January 7, 2014

By:	/s/ Brian L. Swartz
Brian L. Swartz Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)