Form 10-Q
period 2014-02-28
APOLLO EDUCATION GROUP INC
filed 2014-04-01
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
As of March 25, 2014, the following shares of stock were outstanding:

Apollo Education Group, Inc. Class A common stock, no par value	110,819,000 Shares
Apollo Education Group, Inc. Class B common stock, no par value	475,000 Shares

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2014

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
Item 1. Financial Statements
APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	February 28, 2014	August 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$645,940	$1,414,485
Restricted cash and cash equivalents	283,929	259,174
Marketable securities	158,243	105,809
Accounts receivable, net	199,102	215,401
Prepaid taxes	15,826	30,359
Deferred tax assets	64,758	60,294
Other current assets	59,283	64,134
Total current assets	1,427,081	2,149,656
Marketable securities	111,709	43,941
Property and equipment, net	457,503	472,614
Goodwill	233,037	103,620
Intangible assets, net	191,343	132,192
Deferred tax assets	60,409	63,894
Other assets	50,348	32,030
Total assets	$2,531,430	$2,997,947
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$30,781	$628,050
Accounts payable	64,290	73,123
Student deposits	328,394	309,176
Deferred revenue	256,899	213,260
Accrued and other current liabilities	328,240	346,706
Total current liabilities	1,008,604	1,570,315
Long-term debt	43,642	64,004
Deferred tax liabilities	24,814	12,177
Other long-term liabilities	222,064	233,442
Total liabilities	1,299,124	1,879,938
Commitments and contingencies
Redeemable noncontrolling interests	49,388	—
Shareholders’ equity:
Preferred stock, no par value	—	—
Apollo Education Group Class A nonvoting common stock, no par value	103	103
Apollo Education Group Class B voting common stock, no par value	1	1
Additional paid-in capital	—	—
Apollo Education Group Class A treasury stock, at cost	(3,880,394)	(3,824,758)
Retained earnings	5,092,511	4,978,815
Accumulated other comprehensive loss	(30,024)	(36,563)
Total Apollo shareholders’ equity	1,182,197	1,117,598
Noncontrolling interests	721	411
Total equity	1,182,918	1,118,009
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,531,430	$2,997,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2014	2013	2014	2013
Net revenue	$679,058	$834,372	$1,535,393	$1,889,555
Costs and expenses:
Instructional and student advisory	319,575	383,702	659,254	815,852
Marketing	143,392	173,313	281,236	336,186
Admissions advisory	55,072	68,232	106,581	139,540
General and administrative	67,676	81,218	142,906	154,757
Depreciation and amortization	37,465	41,499	73,803	85,194
Provision for uncollectible accounts receivable	11,534	18,902	25,512	52,308
Restructuring and other charges	15,209	44,076	47,172	68,192
Acquisition costs and contingent consideration charges	13,005	—	13,005	—
Litigation charge (credit), net	9,000	(6,350)	9,000	(23,200)
Total costs and expenses	671,928	804,592	1,358,469	1,628,829
Operating income	7,130	29,780	176,924	260,726
Interest income	599	388	1,167	937
Interest expense	(1,983)	(2,092)	(4,069)	(4,134)
Other, net	107	(126)	914	1,673
Income before income taxes	5,853	27,950	174,936	259,202
Benefit from (provision for) income taxes	6,324	(14,291)	(63,718)	(111,803)
Net income	12,177	13,659	111,218	147,399
Net loss (income) attributable to noncontrolling interests	2,428	(132)	2,278	(377)
Net income attributable to Apollo	$14,605	$13,527	$113,496	$147,022
Basic income per share attributable to Apollo	$0.13	$0.12	$1.01	$1.31
Diluted income per share attributable to Apollo	$0.13	$0.12	$1.00	$1.30
Basic weighted average shares outstanding	112,151	112,573	112,742	112,496
Diluted weighted average shares outstanding	113,380	113,068	113,676	112,984
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2014	2013	2014	2013
Net income	$12,177	$13,659	$111,218	$147,399
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss)(1)	4,483	(3,389)	7,318	(2,630)
Comprehensive income	16,660	10,270	118,536	144,769
Comprehensive loss (income) attributable to noncontrolling interests	1,748	199	1,499	(73)
Comprehensive income attributable to Apollo	$18,408	$10,469	$120,035	$144,696
(1) The tax effect on other comprehensive income during the three and six months ended February 28, 2014 and 2013, respectively, is not significant.
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock
	Apollo Education Group				Additional Paid-in Capital	Treasury Stock			Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Noncontrolling Interests
	Class A Nonvoting		Class B Voting			Apollo Education Group Class A		Retained Earnings				Total Equity	Redeemable Noncontrolling Interests
($ in thousands)	Shares	Stated Value	Shares	Stated Value		Shares	Cost
Balance as of August 31, 2013	188,007	$103	475	$1	$—	75,182	$(3,824,758)	$4,978,815	$(36,563)	$1,117,598	$411	$1,118,009	$—
Treasury stock purchases	—	—	—	—	—	2,403	(72,237)	—	—	(72,237)	—	(72,237)	—
Treasury stock issued under stock purchase plans	—	—	—	—	(1,931)	(72)	3,623	—	—	1,692	—	1,692	—
Treasury stock issued under stock incentive plans	—	—	—	—	(13,077)	(319)	12,978	200	—	101	—	101	—
Net tax effect for stock incentive plans	—	—	—	—	(7,502)	—	—	—	—	(7,502)	—	(7,502)	—
Share-based compensation	—	—	—	—	22,510	—	—	—	—	22,510	—	22,510	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	6,539	6,539	103	6,642	676
Acquisition	—	—	—	—	—	—	—	—	—	—	—	—	51,197
Net income (loss)	—	—	—	—	—	—	—	113,496	—	113,496	207	113,703	(2,485)
Balance as of February 28, 2014	188,007	$103	475	$1	$—	77,194	$(3,880,394)	$5,092,511	$(30,024)	$1,182,197	$721	$1,182,918	$49,388

Balance as of August 31, 2012	188,007	$103	475	$1	$93,770	76,239	$(3,878,612)	$4,743,150	$(30,034)	$928,378	$(4,055)	$924,323
Treasury stock purchases	—	—	—	—	—	159	(3,881)	—	—	(3,881)	—	(3,881)
Treasury stock issued under stock purchase plans	—	—	—	—	(2,591)	(93)	4,722	—	—	2,131	—	2,131
Treasury stock issued under stock incentive plans	—	—	—	—	(17,735)	(431)	17,735	—	—	—	—	—
Net tax effect for stock incentive plans	—	—	—	—	(8,816)	—	—	—	—	(8,816)	—	(8,816)
Share-based compensation	—	—	—	—	27,515	—	—	—	—	27,515	—	27,515
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(2,326)	(2,326)	(304)	(2,630)
Purchase of noncontrolling interest	—	—	—	—	(48,543)	—	—	—	(4,886)	(53,429)	4,929	(48,500)
Net income	—	—	—	—	—	—	—	147,022	—	147,022	377	147,399
Balance as of February 28, 2013	188,007	$103	475	$1	$43,600	75,874	$(3,860,036)	$4,890,172	$(37,246)	$1,036,594	$947	$1,037,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,
($ in thousands)	2014	2013
Operating activities:
Net income	$111,218	$147,399
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	22,510	27,515
Depreciation and amortization	73,803	85,194
Accelerated depreciation included in restructuring	4,316	30,641
Gain on disposition	(1,984)	—
Non-cash foreign currency loss, net	596	146
Provision for uncollectible accounts receivable	25,512	52,308
Litigation charge (credit), net	9,000	(23,200)
Deferred income taxes	(6,255)	(4,100)
Changes in assets and liabilities, excluding the impact of acquisition and disposition:
Restricted cash and cash equivalents	(24,165)	(11,438)
Accounts receivable	(6,469)	(33,919)
Prepaid taxes	15,230	16,143
Other assets	(11,445)	(3,939)
Accounts payable	(11,454)	1,094
Student deposits	17,409	2,551
Deferred revenue	32,881	8,632
Accrued and other liabilities	(57,219)	3,923
Net cash provided by operating activities	193,484	298,950
Investing activities:
Purchases of property and equipment	(58,119)	(49,024)
Purchases of marketable securities	(227,978)	(39,444)
Maturities of marketable securities	105,237	7,470
Acquisition, net of cash acquired	(94,937)	—
Other investing activities	3,446	(1,500)
Net cash used in investing activities	(272,351)	(82,498)
Financing activities:
Payments on borrowings	(619,268)	(629,544)
Proceeds from borrowings	—	2,176
Purchase of noncontrolling interest	—	(42,500)
Purchases of stock for treasury	(72,237)	(3,881)
Issuances of stock	1,793	2,131
Net cash used in financing activities	(689,712)	(671,618)
Exchange rate effect on cash and cash equivalents	34	(46)
Net decrease in cash and cash equivalents	(768,545)	(455,212)
Cash and cash equivalents, beginning of period	1,414,485	1,276,375
Cash and cash equivalents, end of period	$645,940	$821,163
Supplemental disclosure of cash flow and non-cash information:
Cash paid for income taxes, net of refunds	$70,868	$100,713
Cash paid for interest	3,911	4,010
Restricted stock units vested and released	7,104	10,825
Capital lease additions	—	2,755
Credits received for tenant improvements	—	1,540
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Operations
Apollo Education Group, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries, collectively referred to herein as “the Company,” “Apollo Education Group,” “Apollo,” “APOL,” “we,” “us,” or “our,” has been an education provider since 1973. We offer educational programs and services, online and on-campus, at the undergraduate, master’s and doctoral levels. Our learning platforms include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings Limited (“BPP”) in the United Kingdom (“U.K.”);

•	Open Colleges Australia Pty Ltd. (“Open Colleges”) in Australia;

•	Universidad Latinoamericana (“ULA”) in Mexico;

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile; and

•	India Education Services Private Ltd. in India;

•	Western International University, Inc. (“Western International University”, or “WIU”);

•	Institute for Professional Development (“IPD”);

•	The College for Financial Planning Institutes Corporation (“CFFP”);

•	Carnegie Learning, Inc. (“Carnegie Learning”); and

•	Apollo Lightspeed, LLC (“Apollo Lightspeed”).
During the first quarter of fiscal year 2014, Apollo changed its name from Apollo Group, Inc. to Apollo Education Group, Inc.
On December 20, 2013, Apollo Global acquired 70% of the outstanding shares of Open Colleges, a provider of education and training to adult learners in Australia. Refer to Note 4, Acquisitions.
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
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments. Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks. Because of the seasonal nature of our business and other factors, the results of operations for the three and six months ended February 28, 2014 are not necessarily indicative of results to be expected for the entire fiscal year.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications
During fiscal year 2013, we began presenting amortization of deferred gains on sale-leasebacks and amortization of lease incentives as a component of the change in accrued and other liabilities on our Condensed Consolidated Statements of Cash Flows. We have reclassified the six months ended February 28, 2013 to conform to our current presentation, which did not impact total cash provided by operating activities.
Note 3. Restructuring and Other Charges
The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes that challenge many of the core principles underlying the industry. We are reengineering our business processes and refining our educational delivery systems to improve the effectiveness of our services to students, and reducing the size of our services infrastructure and associated operating expenses to align with our reduced enrollment and revenue. We have incurred restructuring and other charges associated with these activities beginning in fiscal year 2011 as summarized below:

	Three Months Ended February 28,		Six Months Ended February 28,		Cumulative Costs as of February 28, 2014
($ in thousands)	2014	2013	2014	2013
Lease and related costs, net	$9,505	$34,640	$23,265	$44,752	$195,576
Severance and other employee separation costs	4,863	8,217	20,117	19,160	71,143
Other restructuring related costs	841	1,219	3,790	4,280	40,686
Restructuring and other charges	$15,209	$44,076	$47,172	$68,192	$307,405
The following summarizes the restructuring and other charges in our segment reporting format:

	Three Months Ended February 28,		Six Months Ended February 28,		Cumulative Costs as of February 28, 2014
($ in thousands)	2014	2013	2014	2013
University of Phoenix	$11,229	$38,445	$36,655	$55,341	$238,327
Apollo Global	304	3,336	1,567	3,415	13,332
Other	3,676	2,295	8,950	9,436	55,746
Restructuring and other charges	$15,209	$44,076	$47,172	$68,192	$307,405
The following details the changes in our restructuring liabilities by type of cost during the six months ended February 28, 2014:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Other Restructuring Related Costs	Total
Balance at August 31, 2013(1)	$104,048	$7,623	$8,130	$119,801
Restructuring and other charges	23,265	20,117	3,790	47,172
Non-cash adjustments(2)	(1,811)	(2,326)	—	(4,137)
Payments	(27,082)	(16,437)	(4,015)	(47,534)
Balance at February 28, 2014(1)	$98,420	$8,977	$7,905	$115,302
(1) The current portion of our restructuring liabilities was $56.7 million and $55.2 million as of February 28, 2014 and August 31, 2013, respectively. These balances are included in accrued and other current liabilities on our Condensed Consolidated Balance Sheets and the long-term portion is included in other long-term liabilities. The gross, undiscounted obligation associated with our restructuring liabilities as of February 28, 2014 is approximately $175 million, which principally represents non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.
(2) Non-cash adjustments for lease and related costs, net represents $4.3 million of accelerated depreciation, partially offset by the release of certain associated liabilities such as deferred rent. Non-cash adjustments for severance and other employee separation costs represents share-based compensation.

•
Lease and Related Costs, Net - Beginning in fiscal year 2011, University of Phoenix began rationalizing its administrative real estate facilities. In addition to continuing to rationalize its administrative facilities, University of Phoenix began implementing a plan during fiscal year 2013 to close 115 of its ground locations. As of February 28, 2014, University of Phoenix has closed approximately three-fourths of the locations included in these plans, which

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

represents approximately 90% of the total square feet we are exiting. The remaining closures will continue through fiscal year 2014 and beyond as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We have recorded $140.6 million of initial aggregate charges, representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods we ceased using the respective facilities, $17.0 million of which was recorded in the six months ended February 28, 2014. The other lease and related costs in the six months ended February 28, 2014 consist of accelerated depreciation, as discussed below, and interest accretion on the lease obligations.
We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates, which have ranged between 3%-6% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed and subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. As of February 28, 2014, we have recorded adjustments to our initial lease obligation liabilities for interest accretion and immaterial adjustments for changes in estimated sublease income.
Lease and related costs, net includes $4.3 million of accelerated depreciation in the six months ended February 28, 2014 associated with revising the useful lives of the fixed assets at the facilities we are closing through their expected closure dates. Prior to revising the useful lives, we perform a recoverability analysis for the facilities’ fixed assets by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on such analyses, we recorded immaterial impairment charges during fiscal year 2013 and no impairment charges in the six months ended February 28, 2014.

•
Severance and Other Employee Separation Costs - Beginning in fiscal year 2011 and continuing into fiscal year 2014, we have implemented workforce reductions as we reengineer our business processes and refine our educational delivery systems. We incurred severance and other employee separation costs of $20.1 million in the six months ended February 28, 2014. These costs are included in the reportable segments in which the respective personnel were employed.

Excluding interest accretion associated with our lease obligation liabilities, we expect to incur approximately $10 million of future restructuring charges for the initiatives announced to date. These costs will generally be incurred over the period of time University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations associated with campuses that have not yet been closed.
Note 4. Acquisitions
On December 20, 2013, Apollo Global acquired 70% of the outstanding shares of Open Colleges, a provider of education and training to adult learners in Australia, which supports our strategy to expand our global operations. We paid A$110.3 million (equivalent to $98.1 million on the transaction date), plus contingent consideration of up to A$52.5 million (equivalent to $46.5 million on the transaction date) upon the satisfaction of specified conditions. If the applicable conditions are satisfied, the amount of the contingent consideration will be calculated principally on the basis of Open Colleges’ operating results for its fiscal year ending June 30, 2014 as defined in the acquisition agreement. On the acquisition date, we estimated the fair value of the contingent consideration to be $21.4 million using a discounted cash flow valuation method encompassing significant unobservable inputs. The inputs include estimated operating results for the performance period, probability weightings assigned to the operating results scenarios and the discount rate applied. We incurred $3.6 million of transaction costs in connection with this acquisition, which are included in acquisition costs and contingent consideration charges on our Condensed Consolidated Statements of Income in the three months ended February 28, 2014.
In connection with the acquisition, we also have the option to buy the remaining outstanding shares of Open Colleges, and the noncontrolling shareholders have the option to sell their shares to us, in early 2017, or earlier in limited circumstances. The prices for these options are based on a formula specified at the acquisition date and are principally based on a multiple of Open Colleges’ calendar year 2016 operating results as defined in the acquisition agreement, or an earlier measurement period in the limited circumstances that the options are exercised prior to 2017. There is no minimum or maximum price for these options. Since the options are embedded in the shares owned by the noncontrolling shareholders and the shareholders have the option to

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

redeem their shares, we have classified the noncontrolling interests as redeemable equity on our Condensed Consolidated Balance Sheets. Refer to Note 12, Shareholders’ Equity and Redeemable Noncontrolling Interests.
We accounted for the acquisition as a business combination and allocated the purchase price to the assets acquired and liabilities assumed at fair value as summarized below:

($ in thousands)
Net working capital deficit	$(10,979)
Property and equipment	2,684
Intangibles:
Course designations (5 year useful life)	20,652
Trademark (10 year useful life)	17,919
Course curriculum (4 year useful life)	15,790
Customer relationships (1 year useful life)	5,238
Accreditations (4 year useful life)	976
Goodwill	127,656
Deferred taxes, net	(9,279)
Total assets acquired and liabilities assumed	170,657
Less: Fair value of redeemable noncontrolling interests	(51,197)
Total fair value of consideration transferred	119,460
Less: Fair value of contingent consideration	(21,371)
Less: Cash acquired	(3,152)
Cash paid for acquisition, net of cash acquired	$94,937
We determined the fair value of assets acquired, liabilities assumed and the redeemable noncontrolling interests based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the respective items. We used the following assumptions, the majority of which include significant unobservable inputs, and valuation methodologies to determine fair value:

•
Intangibles - We used income approaches to value all of the acquired intangibles. The trademark, course designations, and course curriculum were valued using the relief-from-royalty method, which represents the benefit of owning these intangible assets rather than paying royalties for their use. The remaining intangibles were valued using the excess earnings method or cost savings method.

•
Deferred revenue - Deferred revenue is included in net working capital deficit in the above table. We estimated the fair value of deferred revenue using the cost build-up method, which represents the cost to deliver the services, plus a normal profit margin.

•	Other assets and liabilities - The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.

•
Redeemable noncontrolling interests - We estimated the fair value of the redeemable noncontrolling interests as the noncontrolling ownership percentage of the implied fair value of Open Colleges as a whole. Based on the terms of the acquisition, including the redemption options held by the noncontrolling shareholders, we did not apply a discount for lack of control to the value of the noncontrolling interest.

We recorded $127.7 million of goodwill as a result of the Open Colleges acquisition, which is not expected to be deductible for tax purposes. The goodwill is principally attributable to the future earnings potential associated with student growth and other intangibles that do not qualify for separate recognition such as the assembled workforce. The goodwill is included in our Apollo Global reportable segment and we have selected a July 1 annual goodwill impairment test date.
We determined all of the acquired intangibles are finite-lived and we are amortizing them on either a straight-line or an accelerated basis that reflects the pattern in which we expect the economic benefits of the assets to be consumed. The weighted average original useful life of the acquired intangibles was 5.9 years. Refer to Note 7, Goodwill and Intangibles, for the estimated future amortization of our finite-lived intangibles.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Open Colleges’ operating results are included in our consolidated financial statements from date of acquisition. We have not provided pro forma information because Open Colleges’ results of operations are not significant to our consolidated results of operations.
Note 5. Financial Instruments
The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by significant financial instrument category as of the respective periods:

	February 28, 2014
($ in thousands)	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities	Total Carrying Value	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$749,176	$—	$—	$749,176	$—	$—	$749,176
Level 1:
Money market funds	152,684	—	—	152,684	—	—	152,684
Level 2:
Tax-exempt municipal bonds	602	61,224	48,190	110,016	201	(6)	110,211
Commercial paper	—	29,573	—	29,573	3	—	29,576
Corporate bonds	2,397	27,657	54,857	84,911	143	(16)	85,038
Time deposits	25,010	25,013	—	50,023	—	—	50,023
Other	—	14,776	2,716	17,492	4	—	17,496
Level 3:
Auction-rate securities	—	—	5,946	5,946
Total	$929,869	$158,243	$111,709	$1,199,821

	August 31, 2013
($ in thousands)	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities	Total Carrying Value	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$874,074	$—	$—	$874,074	$—	$—	$874,074
Level 1:
Money market funds	732,530	—	—	732,530	—	—	732,530
Level 2:
Tax-exempt municipal bonds	2,055	69,621	24,070	95,746	19	(54)	95,711
Commercial paper	—	9,828	—	9,828	—	—	9,828
Corporate bonds	—	24,503	13,925	38,428	6	(40)	38,394
Certificates of deposit	65,000	1,200	—	66,200	—	—	66,200
Other	—	657	—	657	—	—	657
Level 3:
Auction-rate securities	—	—	5,946	5,946
Total	$1,673,659	$105,809	$43,941	$1,823,409
(1) Cash and cash equivalents includes restricted cash and cash equivalents.
We measure our money market funds on a recurring basis at fair value using Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets.
Other than our auction-rate securities, which are discussed further below, all of our marketable securities are classified as held-to-maturity as we have the intent and ability to hold them until contractual maturity, which will occur within two years. Our held-to-maturity securities are reported at amortized cost and we have not recorded gains or losses on our held-to-maturity investments. The estimated fair values of our held-to-maturity investments are determined using a market approach with Level

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2 observable inputs including quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active.
Our auction-rate securities are classified as available-for-sale and measured at fair value on a recurring basis. Fair value is measured using a discounted cash flow model encompassing Level 3 significant unobservable inputs such as estimated interest rates, credit spreads, timing and amount of cash flows, credit quality of the underlying securities and illiquidity considerations. We have classified our auction-rate securities as noncurrent due to illiquidity considerations.
There were no changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended February 28, 2014.
Note 6. Accounts Receivable, Net
Accounts receivable, net consist of the following as of the respective periods:

($ in thousands)	February 28, 2014	August 31, 2013
Student accounts receivable	$236,571	$243,660
Less allowance for doubtful accounts	(53,038)	(59,744)
Net student accounts receivable	183,533	183,916
Other receivables	15,569	31,485
Total accounts receivable, net	$199,102	$215,401
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2014	2013	2014	2013
Beginning allowance for doubtful accounts	$55,895	$101,793	$59,744	$107,230
Provision for uncollectible accounts receivable	11,534	18,902	25,512	52,308
Write-offs, net of recoveries	(14,391)	(35,922)	(32,218)	(74,765)
Ending allowance for doubtful accounts	$53,038	$84,773	$53,038	$84,773
Note 7. Goodwill and Intangibles
The following details changes in the carrying amount of our goodwill by reportable segment during the six months ended February 28, 2014:

($ in thousands)	University of Phoenix	Apollo Global	Other	Total
Goodwill as of August 31, 2013	$71,812	$14,917	$16,891	$103,620
Open Colleges acquisition	—	127,656	—	127,656
Currency translation adjustment	—	1,761	—	1,761
Goodwill as of February 28, 2014	$71,812	$144,334	$16,891	$233,037

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets consist of the following as of the respective periods:

	February 28, 2014				August 31, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Gain (Loss)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount
Software and technology	$42,389	$(20,912)	$—	$21,477	$42,389	$(16,673)	$—	$25,716
Accreditations and designations(1)	21,628	(733)	288	21,183	—	—	—	—
Trademarks(1)	17,919	(300)	242	17,861	—	—	—	—
Curriculum(1)	15,790	(661)	210	15,339	—	—	—	—
Student and customer relationships(1)	15,264	(7,612)	(1,282)	6,370	12,026	(7,727)	(1,363)	2,936
Other	20,891	(19,408)	(695)	788	20,891	(18,706)	(777)	1,408
Total finite-lived intangibles	133,881	(49,626)	(1,237)	83,018	75,306	(43,106)	(2,140)	30,060
Trademarks	100,736	—	526	101,262	100,736	—	(5,347)	95,389
Accreditations and designations	7,260	—	(197)	7,063	7,260	—	(517)	6,743
Total indefinite-lived intangibles	107,996	—	329	108,325	107,996	—	(5,864)	102,132
Total intangible assets, net	$241,877	$(49,626)	$(908)	$191,343	$183,302	$(43,106)	$(8,004)	$132,192
(1) We acquired certain intangibles during the second quarter of fiscal year 2014 as a result of our acquisition of Open Colleges. Refer to Note 4, Acquisitions.
As of February 28, 2014, the estimated future amortization expense of our finite-lived intangibles is as follows:

($ in thousands)
Remainder of fiscal year 2014	$12,969
2015	22,054
2016	18,968
2017	10,538
2018	7,411
2019	3,207
Thereafter	7,871
Total estimated future amortization expense(1)	$83,018
(1) Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
Note 8. Fair Value Measurements
We measure and disclose certain financial instruments at fair value as described in Note 5, Financial Instruments. Liabilities measured at fair value on a recurring basis, all of which are included in other liabilities on our Condensed Consolidated Balance Sheets, consist of the following as of February 28, 2014 and August 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Fair Value as of Respective Reporting Date	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Contingent consideration as of February 28, 2014	$36,023	$—	$—	$36,023
Contingent consideration as of August 31, 2013	$5,277	$—	$—	$5,277

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our contingent consideration liabilities are classified within Level 3 and valued using discounted cash flow valuation methods encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios and the discount rates applied. Our contingent consideration liabilities relate to the following:

•
Open Colleges - We acquired Open Colleges during the second quarter of fiscal year 2014 and are obligated to pay contingent consideration of up to A$52.5 million (equivalent to $47.2 million as of February 28, 2014) upon the satisfaction of specified conditions. If the applicable conditions are satisfied, the amount of the contingent consideration will be calculated principally on the basis of Open Colleges’ operating results for its fiscal year ending June 30, 2014 as defined in the acquisition agreement. Based on information available as of the acquisition date, we initially estimated the fair value of the contingent consideration to be $21.4 million. As of February 28, 2014, we increased the estimated fair value to $29.9 million based on information available after the acquisition date, including Open Colleges’ recent operating results. The increase in fair value was included in acquisition costs and contingent consideration charges on our Condensed Consolidated Statements of Income during the second quarter of fiscal year 2014.

•
Noncontrolling Interest in Apollo Global - As a result of our purchase of the noncontrolling interest in Apollo Global during fiscal year 2013, we have contingent consideration that is based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As of February 28, 2014, the estimated fair value for this contingent consideration was $6.1 million.

We did not change our valuation techniques associated with recurring fair value measurements from prior periods. The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the respective periods:

	Six Months Ended February 28,
($ in thousands)	2014	2013
Beginning balance	$5,277	$—
Initial contingent consideration at fair value	21,371	6,000
Change in fair value included in net income	8,754	(145)
Currency translation adjustment	621	—
Ending balance	$36,023	$5,855
Liabilities measured at fair value on a nonrecurring basis during the six months ended February 28, 2014, all of which are included in other liabilities on our Condensed Consolidated Balance Sheets, consist of the following:

		Fair Value Measurements at Measurement Dates Using
($ in thousands)	Fair Value at Measurement Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Six Months Ended February 28, 2014
Initial lease obligations	$16,972	$—	$—	$16,972	$16,972
During the six months ended February 28, 2014, we recorded $17.0 million of aggregate initial lease obligations at fair value associated with closing certain leased facilities as part of our restructuring activities. We recorded the lease obligation liabilities on the dates we ceased use of the facilities, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 3, Restructuring and Other Charges.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of the respective periods:

($ in thousands)	February 28, 2014	August 31, 2013
Salaries, wages and benefits	$89,394	$135,553
Restructuring obligations	56,687	55,191
Accrued legal and other professional obligations	35,600	31,310
Contingent consideration, current portion	29,926	—
Accrued advertising	27,275	45,850
Student refunds, grants and scholarships	15,780	7,180
Deferred rent and other lease liabilities	12,728	14,001
Curriculum materials	10,073	10,764
Other	50,777	46,857
Total accrued and other current liabilities	$328,240	$346,706
Other long-term liabilities consist of the following as of the respective periods:

($ in thousands)	February 28, 2014	August 31, 2013
Deferred rent and other lease liabilities	$62,903	$67,641
Restructuring obligations	58,615	64,610
Deferred gains on sale-leasebacks	22,379	22,894
Uncertain tax positions	17,929	33,637
Other	60,238	44,660
Total other long-term liabilities	$222,064	$233,442
Note 10. Debt
Debt and short-term borrowings consist of the following as of the respective periods:

($ in thousands)	February 28, 2014	August 31, 2013
Revolving Credit Facility, see terms below	$—	$605,000
Capital lease obligations	38,752	49,628
Other, see terms below	35,671	37,426
Total debt	74,423	692,054
Less short-term borrowings and current portion of long-term debt	(30,781)	(628,050)
Long-term debt	$43,642	$64,004
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
We borrowed $605.0 million and had approximately $14 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2013. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2014. As of February 28, 2014, we have approximately $24 million of outstanding letters of credit under the Revolving Credit Facility.

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
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at February 28, 2014 and August 31, 2013.
Other debt principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at February 28, 2014 and August 31, 2013 was 5.8% and 5.3%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.
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
Internal Revenue Service Audits
Our U.S. federal income tax return for fiscal year 2012 is currently under review by the Internal Revenue Service (“IRS”). In addition, we are participating in the IRS’s Compliance Assurance Process for fiscal year 2014, which is a voluntary program in which taxpayers seek to resolve all or most issues with the IRS prior to or soon after filing their U.S. federal income tax returns.
In February 2014, we executed a Closing Agreement with the IRS to settle a matter related to the deductibility of certain costs for our foreign subsidiaries in fiscal years 2011 through 2013, which resulted in a $10.2 million tax benefit during the second quarter of fiscal year 2014. In addition, our fiscal year 2011 federal income tax return was closed in connection with this settlement. Based principally on these events, our unrecognized tax benefits decreased $16.5 million during the six months ended February 28, 2014.
Other
In December 2013, Mexico enacted comprehensive tax reform legislation which, among other things, eliminated the flat rate business tax and modified the income tax exemption for educational companies. Based on this legislation, ULA is no longer subject to the flat rate business tax, and is now subject to income tax. Accordingly, we adjusted our deferred taxes associated with this jurisdiction in the second quarter of fiscal year 2014, which resulted in a $2.8 million tax benefit.
In addition to the IRS audits discussed above, we are subject to numerous ongoing audits by state, local and foreign tax authorities. Although we believe our tax accruals are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.
Note 12. Shareholders’ Equity and Redeemable Noncontrolling Interests
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Education Group Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $180.3 million remained available as of February 28, 2014. There is no expiration date on the repurchase authorizations and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions,

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
We also repurchase shares in connection with tax withholding requirements associated with the release of vested shares of restricted stock units, which do not fall under the repurchase program described above.
The following summarizes our share repurchase activity for the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2014	2013	2014	2013
Share repurchases under share repurchase program:
Number of shares repurchased	1,713	—	2,290	—
Weighted average purchase price per share	$31.93	$—	$30.44	$—
Cost of share repurchases	$54,684	$—	$69,684	$—
Share repurchases related to vesting of restricted stock units:
Number of shares repurchased	25	20	113	159
Cost of share repurchases	$682	$409	$2,553	$3,881
Share Reissuances
We reissue our Apollo Education Group Class A common stock from our treasury stock as a result of the release of shares covered by vested restricted stock units, stock option exercises and purchases under our employee stock purchase plan. Share reissuances were as follows for the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2014	2013	2014	2013
Share reissuances	110	118	391	524
Purchase of Noncontrolling Interest in Apollo Global
The following details net income attributable to Apollo and transfers to noncontrolling interest during the respective periods:

	Six Months Ended February 28,
($ in thousands)	2014	2013
Net income attributable to Apollo	$113,496	$147,022
Transfer to noncontrolling interest:
Decrease in equity for purchase of noncontrolling interest in Apollo Global(1)	—	(48,543)
Change from net income attributable to Apollo and transfer to noncontrolling interest	$113,496	$98,479
(1) Represents the difference between the fair value of the consideration paid to purchase the noncontrolling ownership interest in Apollo Global and the carrying amount of the noncontrolling interest acquired, and an adjustment to accumulated other comprehensive loss to reflect the change in Apollo’s proportionate interest.
Redeemable Noncontrolling Interests
On December 20, 2013, Apollo Global acquired 70% of the outstanding shares of Open Colleges. In connection with the acquisition, we also have the option to buy the remaining outstanding shares of Open Colleges, and the noncontrolling shareholders have the option to sell their shares to us, in early 2017, or earlier in limited circumstances. The prices for these options are based on a formula specified at the acquisition date and are principally based on a multiple of Open Colleges’ calendar year 2016 operating results as defined in the acquisition agreement, or an earlier measurement period in the limited circumstances that the options are exercised prior to 2017. There is no minimum or maximum price for these options. Since the options are embedded in the shares owned by the noncontrolling shareholders and the shareholders have the option to redeem their shares, we have classified the noncontrolling interests as redeemable equity on our Condensed Consolidated Balance Sheets.
The redeemable noncontrolling interests are probable of becoming redeemable. Accordingly, we record the redeemable noncontrolling interests at the greater of the carrying value or the redemption value at the end of each reporting period. We

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

determine the redemption value using the formula specified at the acquisition date, and by assuming the end of each reporting period is the redemption date. We record redemption value adjustments through retained earnings. As of February 28, 2014, the redemption value of the redeemable noncontrolling interest approximated the carrying value.
Note 13. Earnings Per Share
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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income attributable to Apollo (basic and diluted)	$14,605	$13,527	$113,496	$147,022
Denominator:
Basic weighted average shares outstanding	112,151	112,573	112,742	112,496
Dilutive effect of restricted stock units and performance share awards	1,070	495	838	488
Dilutive effect of stock options	159	—	96	—
Diluted weighted average shares outstanding	113,380	113,068	113,676	112,984
Basic income per share attributable to Apollo	$0.13	$0.12	$1.01	$1.31
Diluted income per share attributable to Apollo	$0.13	$0.12	$1.00	$1.30

Anti-dilutive securities excluded from diluted earnings per share calculation:
Anti-dilutive restricted stock units and performance share awards outstanding	9	1,802	842	1,902
Anti-dilutive stock options outstanding	2,628	7,849	3,079	8,124
Note 14. Share-Based Compensation
The following details share-based compensation expense for the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2014	2013	2014	2013
Instructional and student advisory	$3,280	$5,614	$6,813	$13,202
Marketing	937	1,054	2,045	3,097
Admissions advisory	212	196	314	366
General and administrative	5,644	3,399	11,012	9,422
Restructuring and other charges	464	363	2,326	1,428
Share-based compensation expense	$10,537	$10,626	$22,510	$27,515
In accordance with our Apollo Education Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted 104,000 and 169,000 restricted stock units and performance share awards during the three and six months ended February 28, 2014, respectively. The granted awards had a weighted average grant date fair value of $25.79 and $26.12, respectively. As of February 28, 2014, there was $57.8 million and $2.2 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units and performance share awards, respectively. These costs are expected to be recognized over a weighted average period of 2.4 years.
In accordance with our Apollo Education Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted 31,000 stock options during the three months ended February 28, 2014 and no stock options during the three months ended November 30, 2013. The weighted average grant date fair value of the options granted was $9.98 and the weighted average exercise price was $25.79.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of February 28, 2014, there was $6.5 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.8 years.
Note 15. Commitments and Contingencies
Surety Bonds
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid. As of February 28, 2014, the face amount of these surety bonds was $42.4 million.
Letters of Credit
As of February 28, 2014, we had approximately $24 million of outstanding letters of credit that are required as part of our normal operations.
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
As of February 28, 2014, we have accrued an immaterial amount reflecting a rejected settlement offer we made during the second quarter of fiscal year 2014. The outcome of this legal proceeding is uncertain at this point and the actual amount of any loss will not be known until a settlement or other resolution is reached. Additionally, we intend to pursue reimbursement from our insurance carriers for losses, if any, associated with this matter.
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

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Office of the Inspector General of the U.S. Department of Education (“OIG”) Subpoena
On March 21, 2014, University of Phoenix received a subpoena from the Mid-Atlantic Region of the OIG. The subpoena seeks the production by the University of documents and detailed information regarding a broad spectrum of the activities conducted in the University’s Centralized Service Center for the Northeast Region located in Columbia, Maryland, for the time period of January 1, 2007 to the present, including information relating to marketing, recruitment, enrollment, financial aid processing, fraud prevention, student retention, personnel training, attendance, academic grading and other matters. We intend to cooperate with these requests but cannot at this time predict the eventual scope, duration or outcome of this matter.
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
Note 16. Regulatory Matters
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
University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expired on December 31, 2012. University of Phoenix has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to-month basis until the Department completes its review. We cannot predict whether, or to what extent, the imposition of the Notice sanction by The Higher Learning Commission, as described below, might have on this process.
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
Student Loan Cohort Default Rates
To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Educational institutions will lose eligibility to participate in Title IV programs if their three-year cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. The three-year cohort default rate for University of Phoenix for the 2010 federal fiscal year was 26.0%, and the draft three-year cohort default rate for the 2011 federal fiscal year, which will be finalized in September 2014, was 19.0%. If our student loan default rates approach the applicable limits, we may be required to increase efforts and resources dedicated to improving these default rates.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OIG Audit of the U.S. Department of Education
In October 2011, the OIG notified us that it was conducting a nationwide audit of the Department’s program requirements, guidance, and monitoring of institutions of higher education offering distance education. In connection with the OIG’s audit of the Department, the OIG examined a sample of University of Phoenix students who enrolled during the period from July 1, 2010 to June 30, 2011. The OIG subsequently notified University of Phoenix that in the course of this review it identified certain conditions that the OIG believed were Title IV compliance exceptions at University of Phoenix. Although University of Phoenix was not the direct subject of the OIG’s audit of the Department, the OIG asked University of Phoenix to respond so that it could consider University of Phoenix’s views in formulating its audit report of the Department. In September 2013, the OIG provided to University of Phoenix, among other institutions, a draft appendix to its audit report which again identified compliance exceptions at University of Phoenix. University of Phoenix responded to the appendix. In February 2014, the OIG released a final audit report on this subject entitled Title IV of Higher Education Act Programs: Additional Safeguards are Needed to Help Mitigate the Risks that Are Unique to the Distance Education Environment. This report included Appendix J related to University of Phoenix, which identified exceptions based on select student records related principally to the calculation of the amount of Title IV funds returned after student withdrawals and the process for confirming student eligibility prior to disbursement of Title IV funds. While the OIG recommended follow-up action with regard to some schools, University of Phoenix was not among them. The Department has indicated that OIG’s recommendations could form the basis for additional Department guidance or rulemaking. We are not the direct subject of the OIG’s audit of the Department, and we have not accrued any liability associated with this matter.
Note 17. Segment Reporting
We operate primarily in the education industry. Our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Our seven operating segments are presented in the following reportable segments:

•	University of Phoenix;

•	Apollo Global; and

•	Other (includes Western International University, IPD, CFFP, Carnegie Learning, and Apollo Lightspeed).
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
Apollo Global acquired Open Colleges during the second quarter of fiscal year 2014 and Open Colleges’ operating results are included in our Apollo Global operating segment from date of acquisition. Refer to Note 4, Acquisitions.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2014	2013	2014	2013
Net revenue:
University of Phoenix	$594,081	$753,566	$1,338,944	$1,689,350
Apollo Global	68,634	56,965	159,793	147,479
Other	16,343	23,841	36,656	52,726
Net revenue	$679,058	$834,372	$1,535,393	$1,889,555
Operating income (loss)(1):
University of Phoenix	$86,682	$74,757	$270,155	$318,617
Apollo Global(2)	(40,004)	(25,921)	(37,787)	(35,287)
Other(3)	(39,548)	(19,056)	(55,444)	(22,604)
Operating income	7,130	29,780	176,924	260,726
Reconciling items:
Interest income	599	388	1,167	937
Interest expense	(1,983)	(2,092)	(4,069)	(4,134)
Other, net	107	(126)	914	1,673
Income before income taxes	$5,853	$27,950	$174,936	$259,202
(1) University of Phoenix, Apollo Global and Other include charges associated with our restructuring activities. Refer to Note 3, Restructuring and Other Charges.
(2) The operating loss for Apollo Global for the three and six months ended February 28, 2014 includes $13.0 million of acquisition costs and contingent consideration charges.
(3) The operating loss for Other in the three and six months ended February 28, 2014 includes $9.0 million of charges associated with our legal matters. The operating loss for Other in the three and six months ended February 28, 2013 includes credits of $5.0 million and $21.9 million, respectively, associated with a legal matter.
A summary of our consolidated assets by reportable segment is as follows:

($ in thousands)	February 28, 2014	August 31, 2013
University of Phoenix	$874,980	$790,537
Apollo Global	613,187	359,903
Other(1)	1,043,263	1,847,507
Total assets	$2,531,430	$2,997,947
(1) The majority of assets included in Other consists of corporate cash and cash equivalents and marketable securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended August 31, 2013 and our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements in this Form 10-Q.
Overview
Apollo is one of the world’s largest private education providers and has been a provider of education services since 1973. We believe that our success depends on providing high quality educational products and services to students at the right value to maximize the benefits of their educational experience. We offer educational programs and services, online and on-campus, at the undergraduate, master’s and doctoral levels. Our principal learning platforms include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings Limited (“BPP”);

•	Open Colleges Australia Pty Ltd. (“Open Colleges”);

•	Universidad Latinoamericana (“ULA”);

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”); and

•	India Education Services Private Ltd.

•	Western International University, Inc. (“Western International University” or “WIU”);

•	Institute for Professional Development (“IPD”);

•	The College for Financial Planning Institutes Corporation (“CFFP”);

•	Carnegie Learning, Inc. (“Carnegie Learning”); and

•	Apollo Lightspeed, LLC (“Apollo Lightspeed”).
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
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
Rapidly Evolving and Highly Competitive Education Industry. The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, rising costs of education and increased focus on affordability, price competition and other factors that challenge many of the core principles underlying the industry. We believe these changes have contributed to the decline in University of Phoenix enrollment since 2010, and the 16.5% decline in New Degreed Enrollment in the second quarter of fiscal year 2014 compared to the prior year. See further discussion of enrollment in Results of Operations below.

We are adapting our business to meet these rapidly evolving developments and to stabilize University of Phoenix enrollment. In furtherance of this, we are implementing several initiatives including operating University of Phoenix’s distinct eight colleges more individually to address the specific needs of the markets they serve. Additionally, we are working to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at the right value. This includes increased use of scholarships and discounts to improve our value proposition to prospective students. These initiatives, along with some of those described below, could adversely impact our operating results, especially in the short-term.

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

•
Business Process Reengineering. We remain focused on continuing the reengineering of our business processes and refining our educational delivery systems to improve the effectiveness of our services to students, and reducing the size of our services infrastructure and associated operating expenses to align with our reduced enrollment and revenue. These activities include the following:

•
University of Phoenix Campus Closures. Beginning in fiscal year 2013, University of Phoenix began implementing a plan to close 115 of its ground locations, after which the University will operate ground campus facilities in 111 locations in 36 states, the District of Columbia and the Commonwealth of Puerto Rico. As of February 28, 2014, University of Phoenix has closed approximately three-fourths of the locations included in these plans, which represents approximately 90% of the total square feet we are exiting. The remaining closures will continue through fiscal year 2014 and beyond as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. Because of the rapidly evolving and transformational changes in higher education, the University continues to evaluate the extent, functionality and location of its ground facilities, and may close additional facilities in the future.

•	Services. In addition to the ground facility closures, we have streamlined, automated where appropriate, and enhanced our administrative and student facing services.
As of February 28, 2014, we have incurred $307.4 million of cumulative restructuring and other charges associated with our restructuring activities. Excluding interest accretion associated with our lease obligation liabilities, we expect to incur approximately $10 million of future restructuring charges for the initiatives announced to date. These costs will generally be incurred over the period of time University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations associated with campuses that have not yet been closed.
Our costs that are more variable in nature represent approximately 14% of our net revenue and are included in Instructional and student advisory on our Condensed Consolidated Statements of Income. Due principally to our cost optimization and restructuring activities in recent years, our fiscal year 2013 operating costs that have historically been more fixed in nature decreased approximately $350 million, or 10%, from our fiscal year 2012 cost base during which time our net revenue decreased approximately 13%. In fiscal year 2014, we expect to further reduce our fixed operating costs by a minimum of $325 million, which would result in a total decline of $675 million, or 19%, from our fiscal year 2012 cost base.

•
Expansion into New Markets. We believe that learners worldwide can benefit from our career-focused education offerings. We are working to expand our global operations so that they become an increasingly significant portion of our consolidated operating results, and are exploring new opportunities for growth in other non-traditional higher education and service offerings. To date, we have acquired educational institutions in the United Kingdom, Australia, Mexico and Chile, and we have a joint venture in India providing educational services and programs. The integration and operation of acquired businesses in foreign jurisdictions entails substantial regulatory, market and execution risks and such acquisitions may not be accretive for an extended period of time, if at all, depending on the circumstances.

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

•
Financial Aid Funding. In recent years, there has been increased focus by members of the U.S. Congress and federal agencies such as the Consumer Financial Protection Bureau and the Federal Trade Commission on the role that proprietary educational institutions play in higher education. We expect this focus to increase, particularly during the time leading up to the 2014 mid-term elections. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the federal Higher Education Act. The current reauthorization expired September 30, 2013, but was extended automatically to September 30, 2014. In addition, financial aid programs are a potential target for reduction as Congress seeks to reduce the U.S. budget deficit. Any action by Congress that reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or alters the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Action by Congress or federal agencies could also require us to modify our practices in ways that increase our administrative costs and reduce our operating income.

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

•
U.S. Department of Education Rulemaking Initiative. A negotiated rulemaking committee was convened by the Department in September 2013 on the topic of gainful employment. The committee held negotiated rulemaking sessions in September, November, and December 2013; however, the committee failed to reach consensus. In March 2014, the Department issued a Notice of Proposed Rulemaking to establish measures for determining whether certain postsecondary educational programs prepare students for gainful employment in a recognized occupation, and the conditions under which these educational programs remain eligible to participate in Title IV programs. The effective date of any such regulations cannot be determined at this time, but it is likely that the rules, if adopted, would be effective on or after July 1, 2015. Additional details are available at http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/gainfulemployment.html.

Additionally, the Department announced the creation of another rulemaking committee to focus on other topics, including cash management and state authorization. This committee held its first negotiated rulemaking session in February 2014 and additional negotiated rulemaking sessions are scheduled. These negotiated rulemaking initiatives are expected to produce new regulations in a variety of areas. In March 2014, prior to the second negotiated rulemaking session, the Department issued its proposal for certain new regulations, including those for state authorization. The proposed regulations, if promulgated as drafted, would impose significant new regulatory burdens on postsecondary institutions which provide distance education, regardless of educational sector, including University of Phoenix. The effective date of any such regulations cannot be determined at this time, but it is likely that the rules, if adopted, would be effective on or after July 1, 2015. Additional details are available at http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/programintegrity.html.
The Department has also conducted listening tours to solicit public feedback building on President Obama’s call for a national college rating system. The Secretary of the Department has publicly stated that a draft ratings system is expected to be issued in calendar 2014, and the Department has been charged with issuing the ratings for use by students and others for the 2015-2016 school year.

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

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Educational institutions will lose eligibility to participate in Title IV programs if their three-year cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. The three-year cohort default rate for University of Phoenix for the 2010 federal fiscal year was 26.0%, and the draft three-year cohort default rate for the 2011 federal fiscal year, which will be finalized in September 2014, was 19.0%. If our student loan default rates approach the applicable limits, we may be required to increase efforts and resources dedicated to improving these default rates.

•
Office of the Inspector General of the U.S. Department of Education (“OIG”) Subpoena. On March 21, 2014, University of Phoenix received a subpoena from the Mid-Atlantic Region of the OIG. The subpoena seeks the production by the University of documents and detailed information regarding a broad spectrum of the activities conducted in the University’s Centralized Service Center for the Northeast Region located in Columbia, Maryland, for the time period of January 1, 2007 to the present, including information relating to marketing, recruitment, enrollment, financial aid processing, fraud prevention, student retention, personnel training, attendance, academic grading and other matters. We intend to cooperate with these requests but cannot at this time predict the eventual scope, duration or outcome of this matter.

•
Open Colleges Registration. Open Colleges primarily provides educational services through the Open Colleges Pty Ltd registered training organization as approved by the Australian Skills Quality Authority. This registration is scheduled to expire in June 2014, and Open Colleges has already begun pursuing re-registration.

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

2.	Executive Management and Board of Directors Changes. We experienced the following executive management and Board of Directors changes:

•	In September 2013, William J. Pepicello announced his retirement from his position as President of University of Phoenix, effective upon the naming of a successor;

•
J. Mitchell Bowling was appointed as our Chief Operating Officer effective December 2, 2013. Curtis M. Uehlein, who served as our Acting Chief Operating Officer since April 2013, continues to serve in his role as President of Apollo Global;

•	Dana H. Born, Ph.D. was appointed to our Board of Directors on March 20, 2014 and serves on the Audit and Compensation Committees of the Board of Directors; and

•	On April 1, 2014, University of Phoenix announced that the University’s Board of Trustees named Timothy P. Slottow as the new President of the University, effective June 20, 2014.

3.
Empowering America: Reinventing Pathways to College and the Workforce Report. In November 2013, we released this report focusing on the current college and career readiness challenges facing the U.S., innovative ways to address students and their needs, and the economic impact of increasing student preparedness. A copy of this report can be found on our website.

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

5.
Open Colleges Acquisition. On December 20, 2013, Apollo Global acquired 70% of the outstanding shares of Open Colleges, which is a provider of education and training to adult learners in Australia. Refer to Note 4. Acquisitions, in Item 1, Financial Statements.

6.
Balloon. During the third quarter of fiscal year 2014, Apollo Lightspeed launched Balloon™, an online career skills and learning marketplace designed to connect individuals to online learning offerings where they can acquire skills valued by technology companies.

7.
Update on Proposed Change in Apollo Group, Inc. Class B Voting Stock Trust. Approximately 51% of our Class B voting common stock is held by the John Sperling Voting Stock Trust, of which our founder, Dr. John G. Sperling, is the grantor and sole trustee (the “Voting Stock Trust”). Dr. Sperling has proposed to convert the Voting Stock Trust into an irrevocable trust and to appoint Mr. Peter V. Sperling, Ms. Terri Bishop and Ms. Darby Shupp, all of whom are members of our Board of Directors, as trustees, with the sole power to appoint successor and additional trustees. Peter Sperling is the Chair of our Board of Directors and the beneficial owner of the remaining 49% of our outstanding Class B voting common stock and approximately 3.8% of our outstanding Class A nonvoting common stock. Ms. Bishop is the Vice Chair of our Board of Directors. After the proposed amendment, Dr. Sperling would continue to have a limited power to direct the disposition of the shares held by the Voting Stock Trust during his lifetime or upon his death, subject to the transfer restrictions in the Shareholder Agreement among us and the holders of our Class B common stock, dated September 7, 1994, as amended, relating to the ownership and transfer of our Class B common stock.

As previously announced, these proposed changes were approved in November 2013 by the Higher Learning Commission (“HLC”), the principal accreditor of University of Phoenix and Western International University (the “Apollo Institutions”). In March 2014, the U.S. Department of Education notified us that it concurred with our view that the proposed changes to the Voting Stock Trust would constitute an excluded change of control transaction under 34 CFR §600.31(e)(2). Accordingly, the proposed changes will not require the Apollo Institutions to reestablish their eligibility to participate in student financial aid programs under Title IV of the Higher Education Act.

HLC’s approval of the proposed changes in the Voting Stock Trust is subject to the condition that each Apollo Institution hosts a visit by HLC within six months after the effectiveness of the change focused on ascertaining the appropriateness of the approval, implications for succession planning, and the effect, if any, of the change in trust arrangements on Apollo and the Apollo Institutions and their ability to continue to meet HLC’s Criteria for Accreditation and Assumed Practices. HLC’s approval also was subject to the requirement that the change be made within 30 days after the approval was granted. Accordingly, the Apollo Institutions must obtain an updated approval from HLC before these changes can be effected.
In addition to the updated HLC approval, the proposed changes may require certain approvals and consents of state education regulatory bodies, which we expect to obtain in due course. We anticipate that the proposed changes to the Voting Stock Trust will be effected before the end of fiscal year 2014, upon the receipt of all necessary approvals.
These proposed changes to the Voting Stock Trust are intended to reduce the regulatory uncertainty associated with the future death or incompetency of Dr. Sperling. For a discussion of the risks associated with these possible change of control matters, see If regulators do not approve or delay their approval of transactions involving a change of control of our company, our eligibility to participate in Title IV programs, our accreditation and our state licenses may be impaired in a manner that materially and adversely affects our business, under Risk Factors in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 22, 2013.
Critical Accounting Policies and Estimates
Refer to our 2013 Annual Report on Form 10-K for our critical accounting policies and estimates.
Recent Accounting Pronouncements
Refer to our 2013 Annual Report on Form 10-K for recent accounting pronouncements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three and six months ended February 28, 2014 compared to the three and six months ended February 28, 2013.
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

Analysis of Condensed Consolidated Statements of Income
The following details our consolidated results of operations. For a more detailed discussion of our operating results by reportable segment, refer to Analysis of Operating Results by Reportable Segment below.

	Three Months Ended February 28,				Six Months Ended February 28,
	2014	2013	% of Net Revenue		2014	2013	% of Net Revenue
($ in thousands)			2014	2013			2014	2013
Net revenue	$679,058	$834,372	100.0%	100.0%	$1,535,393	$1,889,555	100.0%	100.0%
Costs and expenses:
Instructional and student advisory	319,575	383,702	47.1%	46.0%	659,254	815,852	42.9%	43.2%
Marketing	143,392	173,313	21.1%	20.8%	281,236	336,186	18.3%	17.8%
Admissions advisory	55,072	68,232	8.1%	8.2%	106,581	139,540	6.9%	7.4%
General and administrative	67,676	81,218	10.0%	9.7%	142,906	154,757	9.3%	8.2%
Depreciation and amortization	37,465	41,499	5.5%	5.0%	73,803	85,194	4.8%	4.5%
Provision for uncollectible accounts receivable	11,534	18,902	1.7%	2.2%	25,512	52,308	1.7%	2.7%
Restructuring and other charges	15,209	44,076	2.3%	5.3%	47,172	68,192	3.1%	3.6%
Acquisition costs and contingent consideration charges	13,005	—	1.9%	—%	13,005	—	0.9%	—%
Litigation charge (credit), net	9,000	(6,350)	1.3%	(0.8)%	9,000	(23,200)	0.6%	(1.2)%
Total costs and expenses	671,928	804,592	99.0%	96.4%	1,358,469	1,628,829	88.5%	86.2%
Operating income	7,130	29,780	1.0%	3.6%	176,924	260,726	11.5%	13.8%
Interest income	599	388	0.1%	—%	1,167	937	0.1%	—%
Interest expense	(1,983)	(2,092)	(0.3)%	(0.3)%	(4,069)	(4,134)	(0.3)%	(0.2)%
Other, net	107	(126)	0.1%	—%	914	1,673	0.1%	0.1%
Income before income taxes	5,853	27,950	0.9%	3.3%	174,936	259,202	11.4%	13.7%
Benefit from (provision for) income taxes	6,324	(14,291)	0.9%	(1.7)%	(63,718)	(111,803)	(4.2)%	(5.9)%
Net income	12,177	13,659	1.8%	1.6%	111,218	147,399	7.2%	7.8%
Net loss (income) attributable to noncontrolling interests	2,428	(132)	0.4%	—%	2,278	(377)	0.2%	—%
Net income attributable to Apollo	$14,605	$13,527	2.2%	1.6%	$113,496	$147,022	7.4%	7.8%
Net Revenue
Our net revenue decreased $155.3 million and $354.2 million, or 18.6% and 18.7%, in the three and six months ended February 28, 2014, respectively, compared to the prior year periods. The decreases were primarily attributable to net revenue declines at University of Phoenix of 21.2% and 20.7% during the respective periods, principally due to lower enrollment. Refer to further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory decreased $64.1 million and $156.6 million, or 16.7% and 19.2%, in the three and six months ended February 28, 2014, respectively, compared to the prior year periods. This represented an increase as a percentage of net revenue of 110 basis points, and a decrease as a percentage of net revenue of 30 basis points for the three and six months ended February 28, 2014, respectively. The decreases in expense were primarily due to lower costs including rent and compensation attributable to our restructuring activities (refer to Restructuring and Other Charges below), and lower costs from the enrollment decline. For the six months ended February 28, 2014, the decrease was also due to the assessment of approximately $11 million of foreign indirect taxes in the first quarter of fiscal year 2013 associated with certain instructional materials.

Marketing
Marketing decreased $29.9 million and $55.0 million, or 17.3% and 16.3%, in the three and six months ended February 28, 2014, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 30 and 50 basis points, respectively. The decreases in expense were principally attributable to lower advertising costs, and lower headcount due in part to our restructuring activities.
Admissions Advisory
Admissions advisory decreased $13.2 million and $33.0 million, or 19.3% and 23.6%, in the three and six months ended February 28, 2014, respectively, compared to the prior year periods. This represented decreases as a percentage of net revenue of 10 and 50 basis points, respectively. The decreases in expense were principally attributable to lower headcount due in part to our restructuring activities.
General and Administrative
General and administrative decreased $13.5 million and $11.9 million, or 16.7% and 7.7%, in the three and six months ended February 28, 2014, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 30 and 110 basis points, respectively. The decreases in expense were primarily due to lower costs including rent and compensation attributable to our restructuring activities, and a $5.0 million retirement bonus in the second quarter of fiscal year 2013.
Depreciation and Amortization
Depreciation and amortization decreased $4.0 million and $11.4 million, or 9.7% and 13.4%, in the three and six months ended February 28, 2014, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 50 and 30 basis points, respectively. The decreases in expense were principally attributable to lower depreciation due in part to the decline in depreciable assets resulting from our restructuring activities. This was partially offset by $2.5 million of intangible asset amortization in the three and six months ended February 28, 2014 as a result of the Open Colleges acquisition.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $7.4 million and $26.8 million, or 39.0% and 51.2%, in the three and six months ended February 28, 2014, respectively, compared to the prior year periods. This represented decreases as a percentage of net revenue of 50 and 100 basis points, respectively. The decreases were primarily due to reductions in our gross student receivables from lower enrollment, and process improvements that significantly contributed to lowering our gross student receivables associated with students no longer enrolled in our programs. The decline was less significant in the three months ended compared to six months ended because certain process improvements were initiated in the second quarter of fiscal year 2013. Our collection rates have also increased due in part to changes in the relative composition of our student receivables including a higher proportion attributable to students in higher degree level programs.
Restructuring and Other Charges
The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes that challenge many of the core principles underlying the industry. We are reengineering our business processes and refining our educational delivery systems to improve the effectiveness of our services to students, and reducing the size of our services infrastructure and associated operating expenses to align with our reduced enrollment and revenue. We have incurred restructuring and other charges associated with these activities beginning in fiscal year 2011 as summarized below:

	Three Months Ended February 28,		Six Months Ended February 28,		Cumulative Costs as of February 28, 2014
($ in thousands)	2014	2013	2014	2013
Lease and related costs, net	$9,505	$34,640	$23,265	$44,752	$195,576
Severance and other employee separation costs	4,863	8,217	20,117	19,160	71,143
Other restructuring related costs	841	1,219	3,790	4,280	40,686
Restructuring and other charges	$15,209	$44,076	$47,172	$68,192	$307,405

The following summarizes the restructuring and other charges in our segment reporting format:

	Three Months Ended February 28,		Six Months Ended February 28,		Cumulative Costs as of February 28, 2014
($ in thousands)	2014	2013	2014	2013
University of Phoenix	$11,229	$38,445	$36,655	$55,341	$238,327
Apollo Global	304	3,336	1,567	3,415	13,332
Other	3,676	2,295	8,950	9,436	55,746
Restructuring and other charges	$15,209	$44,076	$47,172	$68,192	$307,405

•
Lease and Related Costs, Net - Beginning in fiscal year 2011, University of Phoenix began rationalizing its administrative real estate facilities. In addition to continuing to rationalize its administrative facilities, University of Phoenix began implementing a plan during fiscal year 2013 to close 115 of its ground locations. As of February 28, 2014, University of Phoenix has closed approximately three-fourths of the locations included in these plans, which represents approximately 90% of the total square feet we are exiting. The remaining closures will continue through fiscal year 2014 and beyond as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We have recorded $140.6 million of initial aggregate charges, representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods we ceased using the respective facilities, $17.0 million of which was recorded in the six months ended February 28, 2014. The other lease and related costs in the six months ended February 28, 2014 consist of accelerated depreciation, as discussed below, and interest accretion on the lease obligations.

We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates, which have ranged between 3%-6% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed and subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. As of February 28, 2014, we have recorded adjustments to our initial lease obligation liabilities for interest accretion and immaterial adjustments for changes in estimated sublease income.
Lease and related costs, net includes $4.3 million of accelerated depreciation in the six months ended February 28, 2014 associated with revising the useful lives of the fixed assets at the facilities we are closing through their expected closure dates. Prior to revising the useful lives, we perform a recoverability analysis for the facilities’ fixed assets by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on such analyses, we recorded immaterial impairment charges during fiscal year 2013 and no impairment charges in the six months ended February 28, 2014.

•
Severance and Other Employee Separation Costs - Beginning in fiscal year 2011 and continuing into fiscal year 2014, we have implemented workforce reductions as we reengineer our business processes and refine our educational delivery systems. We incurred severance and other employee separation costs of $20.1 million in the six months ended February 28, 2014. These costs are included in the reportable segments in which the respective personnel were employed.

Excluding interest accretion associated with our lease obligation liabilities, we expect to incur approximately $10 million of future restructuring charges for the initiatives announced to date. These costs will generally be incurred over the period of time University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations associated with campuses that have not yet been closed.
Our costs that are more variable in nature represent approximately 14% of our net revenue and are included in Instructional and student advisory on our Condensed Consolidated Statements of Income. Due principally to our cost optimization and restructuring activities in recent years, our fiscal year 2013 operating costs that have historically been more fixed in nature decreased approximately $350 million, or 10%, from our fiscal year 2012 cost base during which time our net revenue decreased approximately 13%. In fiscal year 2014, we expect to further reduce our fixed operating costs by a minimum of $325 million, which would result in a total decline of $675 million, or 19%, from our fiscal year 2012 cost base.

Acquisition Costs and Contingent Consideration Charges
During the three and six months ended February 28, 2014, we recorded $13.0 million of acquisition costs and charges associated with changes in the fair value of contingent consideration associated with our acquisitions. The substantial majority of this expense is attributable to our acquisition of Open Colleges.
Litigation Charge (Credit), Net
We recorded a $9.0 million charge in the second quarter of fiscal year 2014 associated with our legal matters. Refer to Note 15, Commitments and Contingencies in Item 1, Financial Statements. We recorded credits of $6.4 million and $23.2 million in the three and six months ended February 28, 2013, respectively, resulting from resolution of certain of our legal matters.
Benefit from (Provision for) Income Taxes
We had pre-tax income of $5.9 million during the three months ended February 28, 2014 and recorded an aggregate $6.3 million benefit from income taxes. The aggregate benefit was principally attributable to a $10.2 million benefit in the second quarter of fiscal year 2014 from resolution with the Internal Revenue Service related to the deductibility of certain costs for our foreign subsidiaries, and a $2.8 million tax benefit resulting from tax reform in Mexico. Refer to Note 11, Income Taxes, in Item 1, Financial Statements. These benefits were partially offset by an increase in nondeductible foreign losses primarily due to the Acquisition costs and contingent consideration charges discussed above.
Our effective income tax rate was 36.4% and 43.1% for the six months ended February 28, 2014 and 2013, respectively. The decrease was principally attributable to the tax benefits recorded in the second quarter of fiscal year 2014 discussed above.
Net Loss (Income) Attributable to Noncontrolling Interests
The change in net loss (income) attributable to noncontrolling interests during the three and six months ended February 28, 2014 compared to the prior periods was principally attributable to Open College’s noncontrolling shareholders’ portion of Open Colleges operating results.
Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the respective periods:

	Three Months Ended February 28,				Six Months Ended February 28,
($ in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net revenue
University of Phoenix	$594,081	$753,566	$(159,485)	(21.2)%	$1,338,944	$1,689,350	$(350,406)	(20.7)%
Apollo Global	68,634	56,965	11,669	20.5%	159,793	147,479	12,314	8.3%
Other	16,343	23,841	(7,498)	(31.5)%	36,656	52,726	(16,070)	(30.5)%
Net revenue	$679,058	$834,372	$(155,314)	(18.6)%	$1,535,393	$1,889,555	$(354,162)	(18.7)%
Operating income (loss)
University of Phoenix	$86,682	$74,757	$11,925	16.0%	$270,155	$318,617	$(48,462)	(15.2)%
Apollo Global	(40,004)	(25,921)	(14,083)	(54.3)%	(37,787)	(35,287)	(2,500)	(7.1)%
Other	(39,548)	(19,056)	(20,492)	(107.5)%	(55,444)	(22,604)	(32,840)	(145.3)%
Operating income	$7,130	$29,780	$(22,650)	(76.1)%	$176,924	$260,726	$(83,802)	(32.1)%
University of Phoenix
University of Phoenix’s net revenue decreased $159.5 million and $350.4 million, or 21.2% and 20.7%, during the three and six months ended February 28, 2014, respectively, compared to the prior year periods. The decreases were principally attributable to lower enrollment. During fiscal year 2014, we increased our use of discounts, grants and scholarships to improve University of Phoenix’s value proposition to prospective students. These discounts, grants and scholarships also reduced net revenue compared to the prior year. Future net revenue will be impacted by tuition price and other fee changes, changes in enrollment and student mix within programs and degree levels, and discounts, grants and scholarships.

The following details University of Phoenix student enrollment for the respective periods:

	Three Months Ended February 28				Six Months Ended February 28
	2014	2013	% Change		2014	2013	% Change
Degreed Enrollment(1)	250,300	300,800	(16.8)%	Average Degreed Enrollment(3)	260,800	316,300	(17.5)%
New Degreed Enrollment(2)	32,500	38,900	(16.5)%	Aggregate New Degreed Enrollment	74,200	93,000	(20.2)%
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
(3) Represents the average of quarterly Degreed Enrollment from the beginning to the end of the respective periods.
University of Phoenix Average Degreed Enrollment decreased 17.5% in the six months ended February 28, 2014 compared to the prior year period. We believe University of Phoenix enrollment has been adversely impacted by unprecedented, rapidly developing changes and increasing competition in the U.S. higher education industry as further discussed in the Overview of this MD&A. We are working to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at the right value. Certain of our initiatives under consideration could adversely impact our operating results, especially in the short-term.
University of Phoenix’s operating income decreased $48.5 million, or 15.2%, during the six months ended February 28, 2014 compared to the prior period. This year-to-date decrease consisted of a $60.4 million decrease in the first quarter and a $11.9 million increase in the second quarter. Although net revenue declined in both quarters as described above, University of Phoenix increased operating income in the second quarter due to more significant decreases in expenses principally attributable to less restructuring charges and lower advertising. For a more detailed discussion of operating expenses, refer to Analysis of Condensed Consolidated Statements of Income.
Apollo Global
Apollo Global net revenue increased $11.7 million and $12.3 million, or 20.5% and 8.3%, during the three and six months ended February 28, 2014, respectively, compared to the prior year periods. The increases were principally attributable to revenue from Open Colleges from the date of acquisition, and higher enrollment at other international institutions.
Operating losses increased $14.1 million and $2.5 million in the three and six months ended February 28, 2014, respectively, compared to the prior year periods. The increases were principally attributable to the $13.0 million of acquisition costs and contingent consideration charges discussed above associated primarily with our acquisition of Open Colleges, and $2.5 million of intangible asset amortization associated with the acquisition. For the six months ended February 28, 2014, the increase was partially offset by the assessment of approximately $11 million of foreign indirect taxes in the first quarter of fiscal year 2013 associated with certain instructional materials.
Other
Other net revenue decreased $7.5 million and $16.1 million during the three and six months ended February 28, 2014, respectively, compared to the prior year periods. The decreases were principally attributable to declines at IPD and WIU. The IPD decline principally resulted from a decrease in the number of its Client Institutions and the WIU decline was due to lower enrollment and the launch of its new strategy at the end of fiscal year 2013. We expect WIU’s new strategy to continue to reduce its revenue in the near-term due to the new pricing structure that allows prospective WIU students to test the academic experience for a significantly reduced price in their initial courses.
Operating losses increased $20.5 million and $32.8 million during the three and six months ended February 28, 2014, respectively, compared to the prior year periods. The increases were principally attributable to the decline in net revenue, the $9.0 million litigation charge in the second quarter of fiscal year 2014, and $5.0 million and $21.9 million of litigation credits recorded in the three and six months ended February 28, 2013, respectively.

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

			% of Total Assets at
($ in thousands)	February 28, 2014	August 31, 2013	February 28, 2014	August 31, 2013	% Change
Cash and cash equivalents	$645,940	$1,414,485	25.5%	47.2%	(54.3)%
Restricted cash and cash equivalents	283,929	259,174	11.2%	8.7%	9.6%
Marketable securities(1)	158,243	105,809	6.3%	3.5%	49.6%
Total	$1,088,112	$1,779,468	43.0%	59.4%	(38.9)%
(1) Represents current marketable securities. We also had $111.7 million and $43.9 million of long-term marketable securities as of February 28, 2014 and August 31, 2013, respectively, which principally includes held-to-maturity securities maturing in less than two years.
Cash and cash equivalents (excluding restricted cash) decreased $768.5 million primarily due to $619.3 million of payments on borrowings, $122.7 million of marketable securities purchases (net of maturities), $94.9 million to acquire Open Colleges, $72.2 million for share repurchases, and $58.1 million for capital expenditures. These items were partially offset by $193.5 million of cash provided by operations.
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of February 28, 2014, the earnings from these operations were not significant.
As of February 28, 2014, we had $152.7 million of money market funds included in cash and restricted cash equivalents that we measure at fair value. Our remaining cash and cash equivalents included in the above table approximate fair value because of the short-term nature of the financial instruments.
As of February 28, 2014, our current marketable securities principally includes tax-exempt municipal bonds, commercial paper and corporate bonds that have original maturities to us greater than three months, and contractual maturities that will occur within one year. Our current marketable securities are classified as held-to-maturity as we have the intent and ability to hold them until contractual maturity. Accordingly, they are reported at amortized cost and we have not recorded gains or losses on our held-to-maturity investments. We determine the fair value of our held-to-maturity investments using a market approach with Level 2 observable inputs including quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active. Refer to Note 5, Financial Instruments in Item 1, Financial Statements.
Debt
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
We borrowed $605.0 million and had approximately $14 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2013. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2014. As of February 28, 2014, we have approximately $24 million of outstanding letters of credit under the Revolving Credit Facility.

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
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at February 28, 2014 and August 31, 2013.
Other debt principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at February 28, 2014 and August 31, 2013 was 5.8% and 5.3%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.
Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective periods:

	Six Months Ended February 28,
($ in thousands)	2014	2013
Net income	$111,218	$147,399
Non-cash items	127,498	168,504
Changes in assets and liabilities, excluding the impact of acquisition and disposition	(45,232)	(16,953)
Net cash provided by operating activities	$193,484	$298,950
Six Months Ended February 28, 2014 - Our non-cash items primarily consisted of $73.8 million of depreciation and amortization, a $25.5 million provision for uncollectible accounts receivable, and $22.5 million of share-based compensation. The changes in assets and liabilities primarily consisted of a $57.2 million decrease in accrued and other liabilities principally attributable to the timing of our payroll cycle and accrued bonus payments, and a $24.2 million increase in restricted cash and cash equivalents. This was partially offset by a $32.9 million increase in deferred revenue principally attributable to the timing of course starts at BPP, a $17.4 million increase in student deposits, and a $15.2 million decrease in prepaid income taxes principally attributable to the timing of our quarterly tax payments.
Six Months Ended February 28, 2013 - Our non-cash items primarily consisted of $85.2 million of depreciation and amortization, a $52.3 million provision for uncollectible accounts receivable, $30.6 million of restructuring accelerated depreciation, and $27.5 million of share-based compensation. These items were partially offset by a $23.2 million credit resulting from resolution in certain of our legal matters. The changes in assets and liabilities primarily consisted of a $33.9 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable, partially offset by a $16.1 million decrease in prepaid taxes principally attributable to the timing of our quarterly tax payments.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of February 28, 2014, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 19 days, which was consistent with our days sales outstanding as of February 28, 2013, and was a two day decrease compared to August 31, 2013.

Investing Activities
The following provides a summary of our investing cash flows during the respective periods:

	Six Months Ended February 28,
($ in thousands)	2014	2013
Purchases of marketable securities, net	$(122,741)	$(31,974)
Acquisition of Open Colleges	(94,937)	—
Capital expenditures	(58,119)	(49,024)
Other	3,446	(1,500)
Net cash used in investing activities	$(272,351)	$(82,498)
Financing Activities
The following provides a summary of our financing cash flows during the respective periods:

	Six Months Ended February 28,
($ in thousands)	2014	2013
Payments on borrowings, net	$(619,268)	$(627,368)
Purchases of stock for treasury	(72,237)	(3,881)
Purchase of noncontrolling interest	—	(42,500)
Issuances of stock	1,793	2,131
Net cash used in financing activities	$(689,712)	$(671,618)
Six Months Ended February 28, 2014 - Cash used in financing activities primarily consisted of $619.3 million used for payments on borrowings, and $72.2 million used for share repurchases. Share repurchases consisted of $69.7 million used to repurchase 2.3 million shares at a weighted average purchase price of $30.44 per share, and additional repurchases related to tax withholding requirements on the restricted stock units.
As of February 28, 2014, $180.3 million remained available under our share repurchase authorization. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
Six Months Ended February 28, 2013 - Cash used in financing activities primarily consisted of $627.4 million used for payments on borrowings (net of proceeds from borrowings), and $42.5 million used for the purchase of the noncontrolling ownership interest in Apollo Global.
Contractual Obligations and Other Commercial Commitments
We had the following material changes in our contractual obligations and other commercial commitments during the six months ended February 28, 2014:

•	We repaid the entire amount borrowed on our Revolving Credit Facility of $605.0 million.

•
In connection with our acquisition of Open Colleges in the second quarter of fiscal year 2014, we are obligated to pay contingent consideration of up to A$52.5 million (equivalent to $47.2 million as of February 28, 2014) upon the satisfaction of specified conditions. As of February 28, 2014, the estimated fair value for this contingent consideration was $29.9 million, and the balance is included in other current liabilities on our Condensed Consolidated Balance Sheets as we expect this amount to be paid within one year.

We also have the option to buy the 30% noncontrolling interests in Open Colleges, and the noncontrolling shareholders have the option to sell their shares to us, in early 2017, or earlier in limited circumstances. The prices for these options are based on a formula specified at the acquisition date and are principally based on a multiple of Open Colleges’ calendar year 2016 operating results as defined in the acquisition agreements, or an earlier measurement period in the limited circumstances that the options are exercised prior to 2017. There is no minimum or maximum price for these options. Refer to Note 4, Acquisitions in Item 1, Financial Statements.

There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2013 through February 28, 2014. Information regarding our contractual obligations and other commercial commitments is provided in our 2013 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended February 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended February 28, 2014, we repurchased 1.7 million shares of our Class A common stock at a total cost of $54.7 million, representing a weighted average purchase price of $31.93 per share. The following details changes in our treasury stock during the three months ended February 28, 2014:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase
Treasury stock as of November 30, 2013	75,566	$50.69	75,566	$235,000
New authorizations	—	—	—	—
Shares repurchased	271	26.03	271	(7,061)
Shares reissued	(40)	50.60	(40)	—
Treasury stock as of December 31, 2013	75,797	$50.60	75,797	$227,939
New authorizations	—	—	—	—
Shares repurchased	1,442	33.04	1,442	(47,623)
Shares reissued	(35)	50.27	(35)	—
Treasury stock as of January 31, 2014	77,204	$50.27	77,204	$180,316
New authorizations	—	—	—	—
Shares repurchased	—	—	—
Shares reissued	(10)	50.27	(10)	—
Treasury stock as of February 28, 2014	77,194	$50.27	77,194	$180,316
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
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended February 28, 2014.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1
Share Sale Agreement by and among the Sellers and Restrained Persons party thereto, ACN 149 902 330 Pty Limited, Apollo Global Asia-Pacific Pty Ltd and Apollo Education Group, Inc., dated December 16, 2013(1)

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
Date: April 1, 2014

By:	/s/ Brian L. Swartz
Brian L. Swartz Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)