Form 10-Q
period 2014-05-31
APOLLO EDUCATION GROUP INC
filed 2014-06-25
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
As of June 18, 2014, the following shares of stock were outstanding:

Apollo Education Group, Inc. Class A common stock, no par value	109,234,000 Shares
Apollo Education Group, Inc. Class B common stock, no par value	475,000 Shares

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2014

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Education Group, Inc. (“the Company,” “Apollo Education Group,” “Apollo,” “APOL,” “we,” “us,” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	May 31, 2014	August 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$638,796	$1,414,485
Restricted cash and cash equivalents	256,137	259,174
Marketable securities	168,959	105,809
Accounts receivable, net	201,660	215,401
Prepaid taxes	1,701	30,359
Deferred tax assets	76,343	60,294
Other current assets	62,813	64,134
Total current assets	1,406,409	2,149,656
Marketable securities	105,681	43,941
Property and equipment, net	447,968	472,614
Goodwill	259,672	103,620
Intangible assets, net	197,443	132,192
Deferred tax assets	68,409	63,894
Other assets	45,276	32,030
Total assets	$2,530,858	$2,997,947
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$31,093	$628,050
Accounts payable	65,162	73,123
Income taxes payable	10,319	—
Student deposits	296,625	309,176
Deferred revenue	218,246	213,260
Accrued and other current liabilities	326,642	346,706
Total current liabilities	948,087	1,570,315
Long-term debt	39,756	64,004
Deferred tax liabilities	32,219	12,177
Other long-term liabilities	241,662	233,442
Total liabilities	1,261,724	1,879,938
Commitments and contingencies
Redeemable noncontrolling interests	58,744	—
Shareholders’ equity:
Preferred stock, no par value	—	—
Apollo Education Group Class A nonvoting common stock, no par value	103	103
Apollo Education Group Class B voting common stock, no par value	1	1
Additional paid-in capital	—	—
Apollo Education Group Class A treasury stock, at cost	(3,922,049)	(3,824,758)
Retained earnings	5,157,935	4,978,815
Accumulated other comprehensive loss	(26,543)	(36,563)
Total Apollo shareholders’ equity	1,209,447	1,117,598
Noncontrolling interests	943	411
Total equity	1,210,390	1,118,009
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,530,858	$2,997,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2014	2013	2014	2013
Net revenue	$799,919	$946,774	$2,335,312	$2,836,329
Costs and expenses:
Instructional and student advisory	327,764	393,387	987,018	1,209,239
Marketing	139,868	156,918	421,104	493,104
Admissions advisory	58,202	65,078	164,783	204,618
General and administrative	75,618	82,717	218,524	237,474
Depreciation and amortization	37,721	38,360	111,524	123,554
Provision for uncollectible accounts receivable	12,485	15,258	37,997	67,566
Contingent consideration charges and acquisition costs	16,168	—	29,173	—
Restructuring and other charges	14,904	63,103	62,076	131,295
Litigation charge (credit)	4,125	—	13,125	(23,200)
Total costs and expenses	686,855	814,821	2,045,324	2,443,650
Operating income	113,064	131,953	289,988	392,679
Interest income	453	506	1,620	1,443
Interest expense	(1,915)	(1,940)	(5,984)	(6,074)
Other (expense) income, net	(284)	(862)	630	811
Income before income taxes	111,318	129,657	286,254	388,859
Provision for income taxes	(46,308)	(49,487)	(110,026)	(161,290)
Net income	65,010	80,170	176,228	227,569
Net loss (income) attributable to noncontrolling interests	1,015	(217)	3,293	(594)
Net income attributable to Apollo	$66,025	$79,953	$179,521	$226,975
Basic income per share attributable to Apollo	$0.60	$0.71	$1.60	$2.02
Diluted income per share attributable to Apollo	$0.59	$0.71	$1.59	$2.01
Basic weighted average shares outstanding	110,613	112,742	112,024	112,579
Diluted weighted average shares outstanding	112,082	113,372	113,129	113,121
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2014	2013	2014	2013
Net income	$65,010	$80,170	$176,228	$227,569
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss)(1)	5,186	(1,359)	12,504	(3,989)
Comprehensive income	70,196	78,811	188,732	223,580
Comprehensive (income) loss attributable to noncontrolling interests	(690)	(196)	809	(269)
Comprehensive income attributable to Apollo	$69,506	$78,615	$189,541	$223,311
(1) The tax effect on other comprehensive income during the three and nine months ended May 31, 2014 and 2013, respectively, is not significant.
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock
	Apollo Education Group				Additional Paid-in Capital	Treasury Stock			Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Noncontrolling Interests
	Class A Nonvoting		Class B Voting			Apollo Education Group Class A		Retained Earnings				Total Equity	Redeemable Noncontrolling Interests
($ in thousands)	Shares	Stated Value	Shares	Stated Value		Shares	Cost
Balance as of August 31, 2013	188,007	$103	475	$1	$—	75,182	$(3,824,758)	$4,978,815	$(36,563)	$1,117,598	$411	$1,118,009	$—
Share repurchases	—	—	—	—	—	3,955	(118,478)	—	—	(118,478)	—	(118,478)	—
Share reissuances	—	—	—	—	(25,212)	(503)	21,187	5,818	—	1,793	—	1,793	—
Net tax effect for stock incentive plans	—	—	—	—	(8,482)	—	—	—	—	(8,482)	—	(8,482)	—
Share-based compensation	—	—	—	—	33,694	—	—	—	—	33,694	—	33,694	—
Acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	53,866
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	10,020	10,020	199	10,219	2,285
Redemption value adjustments	—	—	—	—	—	—	—	(6,219)	—	(6,219)	—	(6,219)	6,219
Net income (loss)	—	—	—	—	—	—	—	179,521	—	179,521	333	179,854	(3,626)
Balance as of May 31, 2014	188,007	$103	475	$1	$—	78,634	$(3,922,049)	$5,157,935	$(26,543)	$1,209,447	$943	$1,210,390	$58,744

Balance as of August 31, 2012	188,007	$103	475	$1	$93,770	76,239	$(3,878,612)	$4,743,150	$(30,034)	$928,378	$(4,055)	$924,323
Share repurchases	—	—	—	—	—	262	(5,696)	—	—	(5,696)	—	(5,696)
Share reissuances	—	—	—	—	(32,556)	(848)	35,549	—	—	2,993	—	2,993
Net tax effect for stock incentive plans	—	—	—	—	(23,278)	—	—	—	—	(23,278)	—	(23,278)
Share-based compensation	—	—	—	—	39,888	—	—	—	—	39,888	—	39,888
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(3,664)	(3,664)	(325)	(3,989)
Purchase of noncontrolling interest	—	—	—	—	(48,543)	—	—	—	(4,886)	(53,429)	4,929	(48,500)
Net income	—	—	—	—	—	—	—	226,975	—	226,975	594	227,569
Balance as of May 31, 2013	188,007	$103	475	$1	$29,281	75,653	$(3,848,759)	$4,970,125	$(38,584)	$1,112,167	$1,143	$1,113,310
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
($ in thousands)	2014	2013
Operating activities:
Net income	$176,228	$227,569
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	33,694	39,888
Excess tax benefits from share-based compensation	(49)	(14)
Depreciation and amortization	111,524	123,554
Accelerated depreciation included in restructuring	6,159	41,581
(Gain) loss on asset dispositions and write-offs, net	(862)	3,976
Non-cash foreign currency loss, net	642	810
Provision for uncollectible accounts receivable	37,997	67,566
Deferred income taxes	(22,067)	(21,243)
Changes in assets and liabilities, excluding the impact of acquisitions:
Restricted cash and cash equivalents	3,659	(747)
Accounts receivable	(20,472)	(70,761)
Other assets	(9,436)	(13,842)
Accounts payable	(10,789)	2,239
Income taxes	39,724	41,205
Student deposits	(15,436)	(10,430)
Deferred revenue	(7,768)	(28,672)
Accrued and other liabilities	(33,742)	(12,326)
Net cash provided by operating activities	289,006	390,353
Investing activities:
Purchases of property and equipment	(80,642)	(96,735)
Purchases of marketable securities	(265,083)	(130,207)
Maturities of marketable securities	136,157	15,890
Acquisitions, net of cash acquired	(119,454)	—
Other investing activities	3,446	(1,500)
Net cash used in investing activities	(325,576)	(212,552)
Financing activities:
Payments on borrowings	(624,393)	(633,450)
Proceeds from borrowings	1,081	2,176
Purchase of noncontrolling interest	—	(42,500)
Share repurchases	(118,478)	(5,696)
Share reissuances	1,793	2,993
Excess tax benefits from share-based compensation	49	14
Net cash used in financing activities	(739,948)	(676,463)
Exchange rate effect on cash and cash equivalents	829	(974)
Net decrease in cash and cash equivalents	(775,689)	(499,636)
Cash and cash equivalents, beginning of period	1,414,485	1,276,375
Cash and cash equivalents, end of period	$638,796	$776,739
Supplemental disclosure of cash flow and non-cash information:
Cash paid for income taxes, net of refunds	$113,753	$134,201
Cash paid for interest	5,859	5,903
Restricted stock units vested and released	10,195	15,617
Capital lease additions	—	3,500
Credits received for tenant improvements	—	1,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Operations
Apollo Education Group, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries, collectively referred to herein as “the Company,” “Apollo Education Group,” “Apollo,” “APOL,” “we,” “us” or “our” has been an education provider since 1973. We offer educational programs and services, online and on-campus, at the undergraduate, master’s and doctoral levels. Our learning platforms include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings Limited (“BPP”) in the United Kingdom (“U.K.”);

•	Open Colleges Australia Pty Ltd. (“Open Colleges”) in Australia;

•	Universidad Latinoamericana (“ULA”) in Mexico;

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile;

•	Milpark Education (Pty) Ltd. (“Milpark Education”) in South Africa; and

•	India Education Services Private Ltd. in India;

•	Western International University, Inc. (“Western International University” or “WIU”);

•	Institute for Professional Development (“IPD”);

•	The College for Financial Planning Institutes Corporation (“CFFP”);

•	Carnegie Learning, Inc. (“Carnegie Learning”); and

•	Apollo Lightspeed, LLC (“Apollo Lightspeed”).
During the first quarter of fiscal year 2014, Apollo changed its name from Apollo Group, Inc. to Apollo Education Group, Inc.
During the first nine months of fiscal year 2014, Apollo Global acquired controlling interests in Milpark Education and Open Colleges. Refer to Note 4, Acquisitions.
Note 2. Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed consolidated financial statements include the accounts of Apollo Education Group, Inc., our wholly-owned subsidiaries, and subsidiaries that we control. These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and, in the opinion of management, contain all adjustments, consisting of normal, recurring adjustments, necessary to fairly present the financial condition, results of operations and cash flows for the periods presented.
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
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments. Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks. Because of the seasonal nature of our business and other factors, the results of operations for the three and nine months ended May 31, 2014 are not necessarily indicative of results to be expected for the entire fiscal year.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications
We have reclassified our Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests and our Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2013 to conform to our current presentation as follows:

•
During the third quarter of fiscal year 2014, we began presenting share reissuances in the aggregate, which consists of reissuances attributable to our employee stock purchase plan and our equity compensation plans;

•	During fiscal year 2013, we began presenting amortization of deferred gains on sale-leasebacks and amortization of lease incentives as a component of the change in accrued and other liabilities; and

•	During the third quarter of fiscal year 2014, we began presenting litigation charge (credit) as a component of the change in accrued and other liabilities.
These reclassifications did not impact total cash provided by operating activities.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2017. We are currently evaluating the impact that the standard will have on our financial condition, results of operations, and disclosures.
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014 and is effective for us on September 1, 2015. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. We are currently evaluating the impact that ASU 2014-08 will have on our financial condition, results of operations, and disclosures.
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

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative Costs as of May 31, 2014
($ in thousands)	2014	2013	2014	2013
Lease and related costs, net	$11,916	$55,737	$35,181	$100,489	$207,492
Severance and other employee separation costs	2,623	5,084	22,740	24,244	73,766
Other restructuring related costs	365	2,282	4,155	6,562	41,051
Restructuring and other charges	$14,904	$63,103	$62,076	$131,295	$322,309
The following summarizes the restructuring and other charges in our segment reporting format:

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative Costs as of May 31, 2014
($ in thousands)	2014	2013	2014	2013
University of Phoenix	$9,570	$56,777	$46,225	$112,118	$247,897
Apollo Global	3,817	684	5,384	4,099	17,149
Other	1,517	5,642	10,467	15,078	57,263
Restructuring and other charges	$14,904	$63,103	$62,076	$131,295	$322,309

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following details the changes in our restructuring liabilities by type of cost during the nine months ended May 31, 2014:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Other Restructuring Related Costs	Total
Balance at August 31, 2013(1)	$104,048	$7,623	$8,130	$119,801
Restructuring and other charges	35,181	22,740	4,155	62,076
Non-cash adjustments(2)	(1,972)	(2,727)	—	(4,699)
Payments	(39,614)	(22,169)	(11,355)	(73,138)
Balance at May 31, 2014(1)	$97,643	$5,467	$930	$104,040
(1) The current portion of our restructuring liabilities was $44.4 million and $55.2 million as of May 31, 2014 and August 31, 2013, respectively. These balances are included in accrued and other current liabilities on our Condensed Consolidated Balance Sheets and the long-term portion is included in other long-term liabilities. The gross, undiscounted obligation associated with our restructuring liabilities as of May 31, 2014 is approximately $170 million, which principally represents non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.
(2) Non-cash adjustments for lease and related costs, net represents $6.2 million of accelerated depreciation, partially offset by the release of certain associated liabilities such as deferred rent. Non-cash adjustments for severance and other employee separation costs represents share-based compensation.

•
Lease and Related Costs, Net - Beginning in fiscal year 2011, University of Phoenix began rationalizing its administrative real estate facilities. In addition to continuing to rationalize its administrative facilities, University of Phoenix began closing 115 of its ground locations during fiscal year 2013. After these real estate rationalization activities have been completed, the University expects to operate 110 ground campus locations in 36 states, the District of Columbia and the Commonwealth of Puerto Rico.

As of May 31, 2014, University of Phoenix has closed the substantial majority of the total square feet it plans to exit. We have recorded $149.5 million of initial aggregate charges, representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods we ceased using the respective facilities, $25.9 million of which was recorded in the nine months ended May 31, 2014. The other lease and related costs in the nine months ended May 31, 2014 consist of accelerated depreciation, as discussed below, and interest accretion on the lease obligations.
We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates, which have ranged between 3%-6% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed and subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. As of May 31, 2014, we have recorded adjustments to our initial lease obligation liabilities for interest accretion and immaterial adjustments for changes in estimated sublease income.
Lease and related costs, net includes $6.2 million of accelerated depreciation in the nine months ended May 31, 2014 associated with revising the useful lives of the fixed assets at the facilities we are closing through their expected closure dates. Prior to revising the useful lives, we perform a recoverability analysis for the facilities’ fixed assets by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on such analyses, we recorded immaterial impairment charges during fiscal year 2013 and no impairment charges in the nine months ended May 31, 2014.

•
Severance and Other Employee Separation Costs - Beginning in fiscal year 2011 and continuing into fiscal year 2014, we have implemented workforce reductions as we reengineer our business processes, refine our educational delivery systems and reduce our operating costs to align with our reduced enrollment and revenue. We incurred severance and other employee separation costs of $22.7 million in the nine months ended May 31, 2014. These costs are included in the reportable segments in which the respective personnel were employed.

Excluding interest accretion associated with our lease obligation liabilities, we expect to incur approximately $25 million of future restructuring charges for the initiatives announced to date. These costs will generally be incurred over the period of time

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations associated with campuses that have not yet been closed.
Note 4. Acquisitions
On May 20, 2014, Apollo Global acquired an 81% consolidated interest in Milpark Education, a provider of education and training to adult learners in South Africa, for approximately ZAR 265 million (approximated $26 million on the transaction date). This acquisition, along with the Open Colleges acquisition described below, provides access to new markets and supports our strategy to diversify and expand our global operations.
On December 20, 2013, Apollo Global acquired 70% of the outstanding shares of Open Colleges, a provider of education and training to adult learners in Australia. We paid A$110.3 million (equivalent to $98.1 million on the transaction date), plus contingent consideration of up to A$52.5 million (equivalent to $48.5 million as of May 31, 2014) upon the satisfaction of specified conditions. If the applicable conditions are satisfied, the amount of the contingent consideration will be calculated principally on the basis of Open Colleges’ operating results for its fiscal year ending June 30, 2014 as defined in the acquisition agreement. On the acquisition date, we estimated the fair value of the contingent consideration to be $21.4 million using a discounted cash flow valuation method encompassing significant unobservable inputs. The inputs included estimated operating results for the performance period, probability weightings assigned to the operating results scenarios and the discount rate applied.
We also have the option to buy the remaining noncontrolling interests associated with the above acquisitions, and the noncontrolling shareholders have the option to sell their shares to us. The options are exercisable in the third quarter of our fiscal year 2016 for Milpark Education and in early calendar 2017 for Open Colleges, or earlier in limited circumstances for both acquisitions. The price for the options is based on a formula specified at the respective acquisition dates and is principally based on a multiple of the respective acquired entity’s operating results as defined in the acquisition agreements. There is no minimum or maximum price for these options. Since the options are embedded in the shares owned by the respective noncontrolling shareholders and the shareholders have the option to redeem their shares, we have classified both of the noncontrolling interests as redeemable equity on our Condensed Consolidated Balance Sheets. Refer to Note 12, Shareholders’ Equity and Redeemable Noncontrolling Interests.
We incurred transaction costs of $0.7 million and $3.6 million for the Milpark Education and Open Colleges acquisitions, respectively, and these costs are included in contingent consideration charges and acquisition costs on our Condensed Consolidated Statements of Income in the nine months ended May 31, 2014. We accounted for the acquisitions as business combinations and allocated the purchase price to the assets acquired and liabilities assumed at fair value as summarized below:

	Milpark Education		Open Colleges
	Purchase Price Allocation ($ in thousands)	Weighted Average Useful Life (Years)	Purchase Price Allocation ($ in thousands)	Weighted Average Useful Life (Years)
Net working capital deficit	$(307)		$(10,979)
Property and equipment	518		2,684
Intangibles:
Course designations	—		20,652	5.0
Trademarks	5,778	Indefinite	17,919	10.0
Course curriculum	1,203	2.0	15,790	4.0
Customer relationships	2,149	2.5	5,238	1.0
Accreditation	1,270	Indefinite	976	4.0
Goodwill	22,227		127,656
Deferred taxes, net	(2,818)		(9,279)
Total assets acquired and liabilities assumed	30,020		170,657
Less: Fair value of redeemable noncontrolling interests	(2,669)		(51,197)
Total fair value of consideration transferred	27,351		119,460
Less: Fair value of contingent consideration	—		(21,371)
Less: Cash acquired	(2,834)		(3,152)
Cash paid for acquisition, net of cash acquired	$24,517		$94,937

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We determined the fair value of assets acquired, liabilities assumed and the redeemable noncontrolling interests based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the respective items. We used the following assumptions, the majority of which include significant unobservable inputs, and valuation methodologies to determine fair value:

•
Intangibles - We used income approaches to value the substantial majority of the acquired intangibles. The course designations and trademarks for both acquisitions and the course curriculum for Open Colleges were valued using the relief-from-royalty method, which represents the benefit of owning these intangible assets rather than paying royalties for their use. The remaining intangibles were valued using the excess earnings method, cost savings method, or replacement cost approach.

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

•
Redeemable noncontrolling interests - We estimated the fair value of the redeemable noncontrolling interests principally as the noncontrolling ownership percentage of the implied fair value of each acquired entity as a whole. We reduced the fair value of the Milpark Education noncontrolling interest for certain discounts including lack of control. Based on the terms of the Open Colleges acquisition, including the structure of the redemption options held by the noncontrolling shareholders and our future operating plans for the entity, we did not apply a discount to the fair value of the noncontrolling interest.

We recorded $22.2 million and $127.7 million of goodwill as a result of the Milpark Education and Open Colleges acquisitions, respectively, both of which are not expected to be deductible for tax purposes. The goodwill for both acquisitions is principally attributable to the future earnings potential associated with student growth and other intangibles that do not qualify for separate recognition such as the assembled workforce. The goodwill is included in our Apollo Global reportable segment and we have selected a July 1 annual goodwill impairment test date for both reporting units.
We assigned an indefinite useful life to the acquired Milpark Education trademark and accreditation intangibles as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and, as applicable, we intend to renew the intangible and renewal can be accomplished at little cost. We determined all of the other acquired intangibles are finite-lived and we are amortizing them on either a straight-line or an accelerated basis that reflects the pattern in which we expect the economic benefits of the assets to be consumed. The weighted average original useful life of the acquired finite-lived intangibles was 2.3 years and 5.9 years for Milpark Education and Open Colleges, respectively. Refer to Note 7, Goodwill and Intangibles, for the estimated future amortization of our finite-lived intangibles.
The operating results of Milpark Education and Open Colleges are included in our condensed consolidated financial statements from the date of each respective acquisition. We have not provided pro forma information because their results of operations are not material, both individually and in the aggregate, to our consolidated results of operations.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Financial Instruments
The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by significant financial instrument category as of the respective periods:

	May 31, 2014
($ in thousands)	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities	Total Carrying Value	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$720,789	$—	$—	$720,789	$—	$—	$720,789
Level 1:
Money market funds	147,516	—	—	147,516	—	—	147,516
Level 2:
Tax-exempt municipal bonds	1,402	73,602	40,898	115,902	169	(4)	116,067
Commercial paper	—	14,030	—	14,030	1	—	14,031
Corporate bonds	201	44,219	54,027	98,447	183	(15)	98,615
Time deposits	25,025	25,036	—	50,061	—	—	50,061
Other	—	12,072	4,810	16,882	3	(1)	16,884
Level 3:
Auction-rate securities	—	—	5,946	5,946
Total	$894,933	$168,959	$105,681	$1,169,573

	August 31, 2013
($ in thousands)	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities	Total Carrying Value	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$874,074	$—	$—	$874,074	$—	$—	$874,074
Level 1:
Money market funds	732,530	—	—	732,530	—	—	732,530
Level 2:
Tax-exempt municipal bonds	2,055	69,621	24,070	95,746	19	(54)	95,711
Commercial paper	—	9,828	—	9,828	—	—	9,828
Corporate bonds	—	24,503	13,925	38,428	6	(40)	38,394
Certificates of deposit	65,000	1,200	—	66,200	—	—	66,200
Other	—	657	—	657	—	—	657
Level 3:
Auction-rate securities	—	—	5,946	5,946
Total	$1,673,659	$105,809	$43,941	$1,823,409
(1) Cash and cash equivalents includes restricted cash and cash equivalents.
We measure our money market funds on a recurring basis at fair value using Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets.
Other than our auction-rate securities, which are discussed further below, all of our marketable securities are classified as held-to-maturity as we have the intent and ability to hold them until contractual maturity, which will occur within two years. Our held-to-maturity securities are reported at amortized cost and we have not recorded gains or losses on our held-to-maturity investments. The estimated fair values of our held-to-maturity investments are determined using a market approach with Level 2 observable inputs including quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active.
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
There were no changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended May 31, 2014.
Note 6. Accounts Receivable, Net
Accounts receivable, net consist of the following as of the respective periods:

($ in thousands)	May 31, 2014	August 31, 2013
Student accounts receivable	$234,091	$243,660
Less allowance for doubtful accounts	(50,617)	(59,744)
Net student accounts receivable	183,474	183,916
Other receivables	18,186	31,485
Total accounts receivable, net	$201,660	$215,401
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2014	2013	2014	2013
Beginning allowance for doubtful accounts	$53,038	$84,773	$59,744	$107,230
Provision for uncollectible accounts receivable	12,485	15,258	37,997	67,566
Write-offs, net of recoveries	(14,906)	(33,304)	(47,124)	(108,069)
Ending allowance for doubtful accounts	$50,617	$66,727	$50,617	$66,727
Note 7. Goodwill and Intangibles
The following details changes in the carrying amount of our goodwill by reportable segment during the nine months ended May 31, 2014:

($ in thousands)	University of Phoenix	Apollo Global	Other	Total
Goodwill as of August 31, 2013	$71,812	$14,917	$16,891	$103,620
Acquisitions(1)	—	149,883	—	149,883
Currency translation adjustment	—	6,169	—	6,169
Goodwill as of May 31, 2014	$71,812	$170,969	$16,891	$259,672
(1) Represents goodwill acquired in the Milpark Education and Open Colleges acquisitions. Refer to Note 4, Acquisitions.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets consist of the following as of the respective periods:

	May 31, 2014				August 31, 2013
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Gain (Loss)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount
Software and technology	$42,389	$(23,031)	$—	$19,358	$42,389	$(16,673)	$—	$25,716
Accreditations and designations(1)	21,628	(1,866)	810	20,572	—	—	—	—
Trademarks(1)	17,919	(766)	744	17,897	—	—	—	—
Curriculum(1)	16,993	(1,691)	709	16,011	—	—	—	—
Student and customer relationships(1)	15,934	(7,751)	(1,159)	7,024	12,026	(7,727)	(1,363)	2,936
Other(1)	20,891	(19,659)	(609)	623	20,891	(18,706)	(777)	1,408
Total finite-lived intangibles	135,754	(54,764)	495	81,485	75,306	(43,106)	(2,140)	30,060
Trademarks(1)	106,514	—	1,070	107,584	100,736	—	(5,347)	95,389
Accreditations and designations(1)	8,530	—	(156)	8,374	7,260	—	(517)	6,743
Total indefinite-lived intangibles	115,044	—	914	115,958	107,996	—	(5,864)	102,132
Total intangible assets, net	$250,798	$(54,764)	$1,409	$197,443	$183,302	$(43,106)	$(8,004)	$132,192
(1) We acquired certain intangibles during fiscal year 2014 as a result of our acquisitions. Refer to Note 4, Acquisitions.
As of May 31, 2014, the estimated future amortization expense of our finite-lived intangibles is as follows:

($ in thousands)
Remainder of fiscal year 2014	$7,205
2015	23,996
2016	20,293
2017	10,982
2018	7,619
2019	3,297
Thereafter	8,093
Total estimated future amortization expense(1)	$81,485
(1) Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
At May 31, 2014, we completed our annual goodwill and indefinite-lived intangibles impairment tests, as applicable, for the following reporting units that have annual test dates of May 31:

•	University of Phoenix;

•	ULA and UNIACC (included in the Apollo Global reportable segment); and

•	Western International University and Carnegie Learning (included in Other in our segment reporting).
We determined there was no impairment for the applicable reporting units and assets as of May 31, 2014.
Note 8. Fair Value Measurements
We measure and disclose certain financial instruments at fair value as described in Note 5, Financial Instruments. Liabilities measured at fair value on a recurring basis, all of which are included in other liabilities on our Condensed Consolidated Balance Sheets, consist of the following as of May 31, 2014 and August 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Fair Value as of Respective Reporting Date	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Contingent consideration as of May 31, 2014	$52,330	$—	$—	$52,330
Contingent consideration as of August 31, 2013	$5,277	$—	$—	$5,277

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our contingent consideration liabilities are classified within Level 3 and valued using discounted cash flow valuation methods encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios and the discount rates applied. Our contingent consideration liabilities relate to the following:

•
Open Colleges - We acquired Open Colleges during the second quarter of fiscal year 2014 and are obligated to pay contingent consideration of up to A$52.5 million (equivalent to $48.5 million as of May 31, 2014) upon the satisfaction of specified conditions. If the applicable conditions are satisfied, the amount of the contingent consideration will be calculated principally on the basis of Open Colleges’ operating results for its fiscal year ending June 30, 2014 as defined in the acquisition agreement. Based on information available as of the acquisition date, we initially estimated the fair value of the contingent consideration to be $21.4 million. As of May 31, 2014, we increased the estimated fair value to $46.0 million based on information that did not exist at the acquisition date, including Open Colleges’ recent operating results, which have exceeded expected results as of the acquisition date. The increase in fair value is included in contingent consideration charges and acquisition costs on our Condensed Consolidated Statements of Income during fiscal year 2014. The substantial majority of the liability balance is expected to be paid within one year and is included in other current liabilities on our Condensed Consolidated Balance Sheets.

•
Apollo Global - As a result of our purchase of the noncontrolling interest in Apollo Global during fiscal year 2013, we have contingent consideration that is based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As of May 31, 2014, the estimated fair value for this contingent consideration was $6.3 million.

We did not change our valuation techniques associated with recurring fair value measurements from prior periods. The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2014	2013	2014	2013
Beginning balance	$36,023	$5,855	$5,277	$—
Initial contingent consideration at fair value	—	—	21,371	6,000
Change in fair value included in net income	15,907	167	24,661	22
Currency translation adjustment	400	—	1,021	—
Ending balance	$52,330	$6,022	$52,330	$6,022
Liabilities measured at fair value on a nonrecurring basis during the nine months ended May 31, 2014, all of which are included in other liabilities on our Condensed Consolidated Balance Sheets, consist of the following:

		Fair Value Measurements at Measurement Dates Using
($ in thousands)	Fair Value at Measurement Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Nine Months Ended May 31, 2014
Initial lease obligations	$25,910	$—	$—	$25,910	$25,910
During the nine months ended May 31, 2014, we recorded $25.9 million of aggregate initial lease obligations at fair value associated with closing certain leased facilities as part of our restructuring activities. We recorded the lease obligation liabilities on the dates we ceased use of the facilities, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 3, Restructuring and Other Charges.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of the respective periods:

($ in thousands)	May 31, 2014	August 31, 2013
Salaries, wages and benefits	$88,847	$135,553
Restructuring obligations	44,416	55,191
Contingent consideration, current portion	38,337	—
Accrued legal and other professional obligations	37,085	31,310
Accrued advertising	26,563	45,850
Student refunds, grants and scholarships	19,313	7,180
Deferred rent and other lease liabilities	12,048	14,001
Curriculum materials	11,442	10,764
Other	48,591	46,857
Total accrued and other current liabilities	$326,642	$346,706
Other long-term liabilities consist of the following as of the respective periods:

($ in thousands)	May 31, 2014	August 31, 2013
Deferred rent and other lease liabilities	$60,714	$67,641
Restructuring obligations	59,624	64,610
Deferred revenue	44,080	21,080
Deferred gains on sale-leasebacks	22,010	22,894
Uncertain tax positions	12,323	33,637
Other	42,911	23,580
Total other long-term liabilities	$241,662	$233,442
Note 10. Debt
Debt and short-term borrowings consist of the following as of the respective periods:

($ in thousands)	May 31, 2014	August 31, 2013
Revolving Credit Facility, see terms below	$—	$605,000
Capital lease obligations	35,796	49,628
Other, see terms below	35,053	37,426
Total debt	70,849	692,054
Less short-term borrowings and current portion of long-term debt	(31,093)	(628,050)
Long-term debt	$39,756	$64,004
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
We borrowed $605.0 million and had approximately $14 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2013. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2014. As of May 31, 2014, we have approximately $24 million of outstanding letters of credit under the Revolving Credit Facility.

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
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at May 31, 2014 and August 31, 2013.
Other debt principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at May 31, 2014 and August 31, 2013 was 5.8% and 5.3%, respectively.
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
In the second quarter of fiscal year 2014, we executed a Closing Agreement with the IRS to settle a matter related to the deductibility of certain costs for our foreign subsidiaries in fiscal years 2011 through 2013, which resulted in a $10.2 million tax benefit during the nine months ended May 31, 2014. In addition, our fiscal year 2011 federal income tax return was closed in connection with this settlement. Based principally on these events, our unrecognized tax benefits decreased $19.7 million during the nine months ended May 31, 2014.
Other
In the second quarter of fiscal year 2014, Mexico enacted comprehensive tax reform legislation which, among other things, eliminated the flat rate business tax and modified the income tax exemption for educational companies. Based on this legislation, ULA is no longer subject to the flat rate business tax, and is now subject to income tax. Accordingly, we adjusted our deferred taxes associated with this jurisdiction in the second quarter of fiscal year 2014, which resulted in a $2.8 million tax benefit during the nine months ended May 31, 2014.
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
Note 12. Shareholders’ Equity and Redeemable Noncontrolling Interests
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Education Group Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $135.3 million remained available as of May 31, 2014. There is no expiration date on the repurchase authorizations and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
We also repurchase shares in connection with tax withholding requirements associated with the release of vested shares of restricted stock units, which do not fall under the repurchase program described above.
The following summarizes our share repurchase activity for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2014	2013	2014	2013
Share repurchases under share repurchase program:
Number of shares repurchased	1,507	—	3,797	—
Weighted average purchase price per share	$29.85	$—	$30.21	$—
Cost of share repurchases	$45,000	$—	$114,684	$—
Share repurchases related to vesting of restricted stock units:
Number of shares repurchased	45	103	158	262
Cost of share repurchases	$1,241	$1,815	$3,794	$5,696
Share Reissuances
We reissue our Apollo Education Group Class A common stock from our treasury stock as a result of the release of shares covered by vested restricted stock units, stock option exercises and purchases under our employee stock purchase plan. Share reissuances were as follows for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2014	2013	2014	2013
Number of shares reissued	112	324	503	848
Purchase of Noncontrolling Interest in Apollo Global
The following details net income attributable to Apollo and transfers to noncontrolling interest during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2014	2013
Net income attributable to Apollo	$179,521	$226,975
Transfer to noncontrolling interest:
Decrease in equity for purchase of noncontrolling interest in Apollo Global(1)	—	(48,543)
Change from net income attributable to Apollo and transfer to noncontrolling interest	$179,521	$178,432
(1) Represents the difference between the fair value of the consideration paid to purchase the noncontrolling ownership interest in Apollo Global and the carrying amount of the noncontrolling interest acquired, and an adjustment to accumulated other comprehensive loss to reflect the change in Apollo’s proportionate interest.
Redeemable Noncontrolling Interests
During the first nine months of fiscal year 2014, Apollo Global acquired an 81% consolidated interest in Milpark Education and 70% of the outstanding shares of Open Colleges. We also have the option to buy the remaining noncontrolling interests associated with these acquisitions, and the noncontrolling shareholders have the option to sell their shares to us. The options are exercisable in the third quarter of our fiscal year 2016 for Milpark Education and in early calendar 2017 for Open Colleges, or earlier in limited circumstances for both acquisitions. The price for the options is based on a formula specified at the respective acquisition dates and is principally based on a multiple of the respective acquired entity’s operating results as defined in the acquisition agreements. There is no minimum or maximum price for these options. Since the options are embedded in the shares owned by the respective noncontrolling shareholders and the shareholders have the option to redeem their shares, we have classified both of the noncontrolling interests as redeemable equity on our Condensed Consolidated Balance Sheets.
Both of the redeemable noncontrolling interests are probable of becoming redeemable. Accordingly, we record both redeemable noncontrolling interests at the greater of the carrying value or the redemption value at the end of each reporting period. We

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

determine the redemption value using the formula specified at each respective acquisition date, and by assuming the end of each reporting period is the redemption date. We record redemption value adjustments through retained earnings.
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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income attributable to Apollo (basic and diluted)	$66,025	$79,953	$179,521	$226,975
Denominator:
Basic weighted average shares outstanding	110,613	112,742	112,024	112,579
Dilutive effect of restricted stock units and performance share awards	1,290	630	978	542
Dilutive effect of stock options	179	—	127	—
Diluted weighted average shares outstanding	112,082	113,372	113,129	113,121
Basic income per share attributable to Apollo	$0.60	$0.71	$1.60	$2.02
Diluted income per share attributable to Apollo	$0.59	$0.71	$1.59	$2.01

Anti-dilutive securities excluded from diluted earnings per share calculation:
Anti-dilutive restricted stock units and performance share awards outstanding	4	1,485	53	1,944
Anti-dilutive stock options outstanding	2,373	7,385	2,619	7,875
Note 14. Share-Based Compensation
The following details share-based compensation expense for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2014	2013	2014	2013
Instructional and student advisory	$3,291	$4,653	$10,104	$17,855
Marketing	925	1,038	2,970	4,135
Admissions advisory	221	200	535	566
General and administrative	6,346	6,090	17,358	15,512
Restructuring and other charges	401	392	2,727	1,820
Share-based compensation expense	$11,184	$12,373	$33,694	$39,888
In accordance with our Apollo Education Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted 15,000 and 184,000 restricted stock units and performance share awards during the three and nine months ended May 31, 2014, respectively. The granted awards had a weighted average grant date fair value of $28.22 and $26.29, respectively. As of May 31, 2014, there was $48.7 million and $1.9 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units and performance share awards, respectively. These costs are expected to be recognized over a weighted average period of 2.2 years.
In accordance with our Apollo Education Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted no stock options during the three months ended May 31, 2014 and 31,000 stock options during the nine months ended May 31, 2014. The weighted average grant date fair value of the options granted was $9.98 and the weighted average exercise price was $25.79 during the nine months ended May 31, 2014. As of May 31, 2014, there was $5.1 million of total unrecognized share-based compensation

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

cost, net of forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.5 years.
Note 15. Commitments and Contingencies
Surety Bonds
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid. As of May 31, 2014, the face amount of these surety bonds was $45.0 million.
Letters of Credit
As of May 31, 2014, we had approximately $24 million of outstanding letters of credit that are required as part of our normal operations.
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
On March 31, 2011, the U.S. District Court for the District of Arizona dismissed the case with prejudice and entered judgment in our favor. Plaintiffs filed a motion for reconsideration of this ruling, and the Court denied this motion on April 2, 2012. On April 27, 2012, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit. During the pendency of this appeal, the parties reached an agreement in principle to settle this matter and, at the request of the parties, the Ninth Circuit issued an order staying the appeal on April 30, 2014. The parties are in the process of drafting a stipulation of settlement which will be presented to the district court for approval.
As of May 31, 2014, we have accrued an immaterial amount reflecting the agreed-upon settlement. We intend to pursue reimbursement of the settlement amount from our insurance carriers, although the outcome of any such recovery efforts is uncertain at this point.
Securities Class Action (Nader Saleh)
On April 24, 2014, a securities class action complaint was filed in the U.S. District Court for the District of Arizona by Nader Saleh naming Apollo Education Group, Inc., Gregory W. Cappelli, and Brian L. Swartz as defendants and asserting a putative class period stemming from October 19, 2011 to April 1, 2014. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and contends that defendants made false and/or misleading statements by misrepresenting and failing to disclose that: (i) defendants manipulated federal student loan and grant programs to appear to be in compliance with federal regulations; (ii) defendants’ predatory and deceptive recruiting and enrollment practices violated federal regulations; and (iii) Apollo engaged in a number of practices, including loan forbearance programs, to create the appearance that it was in compliance with federal regulations. The complaint further contends that the truth emerged regarding these statements when Apollo announced on April 1, 2014 it had received a subpoena from the U.S. Department of Education. The matter is entitled Saleh v. Apollo Education Group, Inc., 2:14-cv-00877-SRB. Per a May 13, 2014 order from the district court, the plaintiff shall have 60 days after the appointment of lead plaintiff(s) to file a new amended complaint or designate a previously filed complaint as the Operative Complaint, and defendants shall then have 60 days to respond to that Operative Complaint.
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
The complaint alleges, among other things, that University of Phoenix has violated the Federal False Claims Act since December 12, 2009 and the California False Claims Act for the preceding ten years by falsely certifying to the U.S. Department of Education and the State of California that University of Phoenix was in compliance with various regulations that require compliance with federal rules regarding the payment of incentive compensation to admissions personnel, in connection with University of Phoenix’s participation in student financial aid programs. In addition to injunctive relief and fines, the relators seek significant damages on behalf of the Department of Education and the State of California, including all student financial aid disbursed by the

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Department to our students since December 2009 and by the State of California to our students during the preceding ten years. Our prior motion to dismiss relators’ complaint was denied. The initial discovery period set by the Court has now concluded, and trial is scheduled for January 2015. We have filed a motion to dismiss for lack of jurisdiction, while relators have filed a motion to extend the period for additional discovery, and both of these motions are pending before the district court.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
Himmel Derivative Action
On November 12, 2010, we received a shareholder demand to investigate, address and commence proceedings against each of our directors and certain of our officers for violation of any applicable laws, including in connection with the subject matter of the report of the Government Accountability Office prepared for the U.S. Senate in August 2010, our withdrawal of the outlook we previously provided for our fiscal year 2011, the investigation into possible unfair and deceptive trade practices associated with certain alleged practices of University of Phoenix by the State of Florida Office of the Attorney General in Fort Lauderdale, Florida, the participation by the State of Oregon Office of the Attorney General in the Securities Class Action (Apollo Institutional Investors Group), and the informal inquiry by the Enforcement Division of the Securities and Exchange Commission that commenced in October 2009.
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
Attorney General Investigations
On October 22, 2010, University of Phoenix received notice that the State of Florida Office of the Attorney General in Fort Lauderdale, Florida had commenced an investigation into possible unfair and deceptive trade practices associated with certain alleged practices of the University. The notice included a subpoena to produce documents and detailed information for the time period of January 1, 2006 to the present about a broad spectrum of the University’s business. We are cooperating with the investigation, but also filed a suit to quash or limit the subpoena and to protect information sought that constitutes proprietary or trade secret information. We cannot predict the eventual scope, duration or outcome of the investigation at this time.

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
Because of the many questions of fact and law that may arise, the outcome of these investigative proceedings is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for these matters and, accordingly, we have not accrued any liability associated with these matters.
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
Because of the many questions of fact and law that may arise, the outcome of these investigative proceedings is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for these matters and, accordingly, we have not accrued any liability associated with these matters.
Office of the Inspector General of the U.S. Department of Education (“OIG”) Subpoena
On March 21, 2014, University of Phoenix received a subpoena from the Mid-Atlantic Region of the OIG. The subpoena seeks the production by the University of documents and detailed information regarding a broad spectrum of the activities conducted in the University’s Centralized Service Center for the Northeast Region located in Columbia, Maryland, for the time period of January 1, 2007 to the present, including information relating to marketing, recruitment, enrollment, financial aid processing, fraud prevention, student retention, personnel training, attendance, academic grading and other matters. We are cooperating with these requests but cannot at this time predict the eventual scope, duration or outcome of this matter.
Because of the many questions of fact and law that may arise, the outcome of this matter is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss and, accordingly, we have not accrued any liability associated with this matter.
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
During fiscal year 2013, the accreditations of University of Phoenix and Western International University were reaffirmed by HLC through the 2022-2023 academic year. At the same time, HLC placed both universities on Notice status for a two-year period. Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. We believe the imposition of the sanction of Notice on University of Phoenix may have contributed to its recent enrollment declines and could adversely impact our business in the future.

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
OIG Audit of the U.S. Department of Education
In October 2011, the OIG notified us that it was conducting a nationwide audit of the Department’s program requirements, guidance, and monitoring of institutions of higher education offering distance education. In connection with the OIG’s audit of the Department, the OIG examined a sample of University of Phoenix students who enrolled during the period from July 1, 2010 to June 30, 2011. The OIG subsequently notified University of Phoenix that in the course of this review it identified certain conditions that the OIG believed were Title IV compliance exceptions at University of Phoenix. Although University of Phoenix was not the direct subject of the OIG’s audit of the Department, the OIG asked University of Phoenix to respond so that it could consider University of Phoenix’s views in formulating its audit report of the Department. In September 2013, the OIG provided to University of Phoenix, among other institutions, a draft appendix to its audit report which again identified compliance exceptions at University of Phoenix. University of Phoenix responded to the appendix. In February 2014, the OIG released a final audit report on this subject entitled Title IV of Higher Education Act Programs: Additional Safeguards are Needed to Help Mitigate the Risks that Are Unique to the Distance Education Environment. This report included Appendix J related to University of Phoenix, which identified exceptions based on select student records related principally to the calculation of the amount of Title IV funds returned after student withdrawals and the process for confirming student eligibility prior to disbursement of Title IV funds. While the OIG recommended follow-up action with regard to some schools, University of Phoenix was not among them. The Department has indicated that OIG’s recommendations could form the basis for additional Department guidance or rulemaking. We were not the direct subject of the OIG’s audit of the Department, and we have not accrued any liability associated with this matter.
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
Apollo Global acquired Open Colleges and Milpark Education during the second and third quarters of fiscal year 2014, respectively. The operating results of Open Colleges and Milpark Education are included in our Apollo Global operating segment from the date of each respective acquisition. Refer to Note 4, Acquisitions.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2014	2013	2014	2013
Net revenue:
University of Phoenix	$681,707	$843,440	$2,020,651	$2,532,790
Apollo Global	100,459	82,125	260,252	229,604
Other	17,753	21,209	54,409	73,935
Net revenue	$799,919	$946,774	$2,335,312	$2,836,329
Operating income (loss)(1):
University of Phoenix	$135,153	$147,380	$405,308	$465,997
Apollo Global(2)	(13,845)	7,636	(51,632)	(27,651)
Other(3)	(8,244)	(23,063)	(63,688)	(45,667)
Operating income	113,064	131,953	289,988	392,679
Reconciling items:
Interest income	453	506	1,620	1,443
Interest expense	(1,915)	(1,940)	(5,984)	(6,074)
Other (expense) income, net	(284)	(862)	630	811
Income before income taxes	$111,318	$129,657	$286,254	$388,859
(1) University of Phoenix, Apollo Global and Other include charges associated with our restructuring activities. Refer to Note 3, Restructuring and Other Charges.
(2) The operating loss for Apollo Global for the three and nine months ended May 31, 2014 includes contingent consideration charges and acquisition costs. Refer to Note 4, Acquisitions, and Note 8. Fair Value Measurements. The operating loss in the same periods also includes the reversal of approximately $11 million of foreign indirect taxes following resolution with the taxing authority. These taxes were originally assessed in the first quarter of fiscal year 2013.
(3) The operating loss for Other in the three and nine months ended May 31, 2014 includes $4.1 million and $13.1 million, respectively, of charges associated with our legal matters. The operating loss for Other for the nine months ended May 31, 2013 includes credits of $23.2 million associated with our legal matters.
A summary of our consolidated assets by reportable segment is as follows:

($ in thousands)	May 31, 2014	August 31, 2013
University of Phoenix	$849,435	$790,537
Apollo Global	675,955	359,903
Other(1)	1,005,468	1,847,507
Total assets	$2,530,858	$2,997,947
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
Overview
Apollo is one of the world’s largest private education providers and has been a provider of education services since 1973. We believe that our success depends on providing high quality educational products and services to students at the right value to maximize the benefits of their educational experience. We offer educational programs and services, online and on-campus, at the undergraduate, master’s and doctoral levels. Our principal learning platforms include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings Limited (“BPP”);

•	Open Colleges Australia Pty Ltd. (“Open Colleges”);

•	Universidad Latinoamericana (“ULA”);

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”);

•	Milpark Education (Pty) Ltd. (“Milpark Education”); and

•	India Education Services Private Ltd.

•	Western International University, Inc. (“Western International University” or “WIU”);

•	Institute for Professional Development (“IPD”);

•	The College for Financial Planning Institutes Corporation (“CFFP”);

•	Carnegie Learning, Inc. (“Carnegie Learning”); and

•	Apollo Lightspeed, LLC (“Apollo Lightspeed”).
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
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
Rapidly Evolving and Highly Competitive Education Industry. The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, rising costs of education, price competition and increased focus on affordability, student loan levels, and other factors that challenge many of the core principles underlying the industry. In addition, the sector in which we operate has experienced significant and increasing competition from traditional public and private colleges and universities. We believe these changes have contributed to the decline in University of Phoenix enrollment since 2010, and the 12.9% decline in New Degreed Enrollment in the third quarter of fiscal year 2014 compared to the prior year. See further discussion of enrollment in Results of Operations below.

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

•	Student Retention. We are focused on improving student retention. In furtherance of this, we are implementing several initiatives, including:

•	Increasing use of full-time faculty in initial University of Phoenix courses;

•	Implementing a new format of University of Phoenix’s University Orientation program;

•	Modified entry course structure and sequencing;

•	Enhancement of our adaptive learning math tools for students;

•	Targeted use of scholarships that reward persistence; and

•	Redesigning our programs to allow students to earn credentials and/or certificates they can use in the workplace as they are earning their ultimate degree goal.

•
Business Process Reengineering. As discussed in Results of Operations below, we remain focused on continuing the reengineering of our business processes and refining our educational delivery systems to improve the effectiveness of our services to students, and on reducing the size of our services infrastructure and associated operating expenses to align with our reduced enrollment and revenue. These activities include rationalizing University of Phoenix campus locations and streamlining, automating where appropriate, and enhancing our administrative and student facing services. Because of the rapidly evolving and transformational changes in higher education, the University continues to evaluate the extent, functionality and location of its ground facilities.

•
Expansion into New Markets. We believe that learners worldwide can benefit from our career-focused education offerings. We are working to expand our global operations so that they become an increasingly significant portion of our consolidated operating results, and are exploring new opportunities for growth in other non-traditional higher education and service offerings. To date, we have acquired educational institutions in the United Kingdom, Australia, Mexico, Chile and South Africa, and we have a joint venture in India providing educational services and programs. Consistent with our experience to date, the integration and operation of acquired businesses in foreign jurisdictions entails substantial regulatory, market and execution risks and such acquisitions may not be accretive for an extended period of time.

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

•
Financial Aid Funding. In recent years, there has been increased focus by members of the U.S. Congress and federal agencies such as the Consumer Financial Protection Bureau and the Federal Trade Commission on the role that proprietary educational institutions play in higher education. We expect this focus to increase, particularly during the time leading up to the 2014 mid-term elections. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the federal Higher Education Act. The current reauthorization expired September 30, 2013, but was extended automatically to September 30, 2014. In addition, financial aid programs are a potential target for reduction as Congress seeks to reduce the U.S. budget deficit. Because a substantial portion of our revenue is derived from Title IV financial aid programs, any action by Congress that reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or alters the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on our business. Action by Congress or federal agencies could also require us to modify our practices in ways that increase our administrative costs and reduce our operating income.

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

•
U.S. Department of Education Rulemaking Initiative. In March 2014, the U.S. Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) to establish measures for determining whether certain postsecondary educational programs prepare students for gainful employment in a recognized occupation, and the conditions under which these educational programs remain eligible to participate in Title IV programs. The public comment period on the NPRM ended on May 27, 2014 and the Department is currently reviewing responses to the NPRM before publishing final regulations. The effective date of any such regulations cannot be determined until final regulations are published by the Department. If the Department publishes final regulations by November 1, 2014, such regulations would be effective on July 1, 2015. Additional details are available at

http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/gainfulemployment.html.
Additionally, the Department announced the creation of a rulemaking committee to focus on other topics, including cash management and state authorization. This committee held negotiated rulemaking sessions in February, March, April, and May 2014; however, the committee failed to reach consensus on all topics. These negotiated rulemaking initiatives are expected to produce new regulations in a variety of areas. In May 2014, prior to the final negotiated rulemaking session, the Department issued its proposal for certain new regulations, including those for state authorization. The proposed regulations, if promulgated as drafted, would impose significant new regulatory burdens on postsecondary institutions which provide distance education, regardless of educational sector, including University of Phoenix. The effective date of any such regulations cannot be determined at this time, but it is likely that the rules, if adopted, would be effective on or after July 1, 2015. Additional details are available at
http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/programintegrity.html.
The Department has also conducted listening tours to solicit public feedback building on President Obama’s call for a national college rating system. The Secretary of the Department has publicly stated that a draft ratings system is expected to be issued by the end of calendar year 2014, and the Department has been charged with issuing the ratings for use by students and others for the 2015-2016 school year.

•
The Higher Learning Commission Accreditation Reaffirmation. During fiscal year 2013, the accreditations of University of Phoenix and Western International University were reaffirmed by The Higher Learning Commission, their institutional accreditor (“HLC”), through the 2022-2023 academic year. At the same time, HLC placed both universities on Notice status for a two-year period. Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. We believe the imposition of the sanction of Notice on University of Phoenix may have contributed to its recent enrollment declines and could adversely impact our business in the future.

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

•
Office of the Inspector General of the U.S. Department of Education (“OIG”) Subpoena. On March 21, 2014, University of Phoenix received a subpoena from the Mid-Atlantic Region of the OIG. The subpoena seeks the production by the University of documents and detailed information regarding a broad spectrum of the activities conducted in the University’s Centralized Service Center for the Northeast Region located in Columbia, Maryland, for the time period of January 1, 2007 to the present, including information relating to marketing, recruitment, enrollment, financial aid processing, fraud prevention, student retention, personnel training, attendance, academic grading and other matters. We are cooperating with these requests but cannot at this time predict the eventual scope, duration or outcome of this matter.

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

•	Dana H. Born, Ph.D. was appointed to our Board of Directors on March 20, 2014 and serves on the Audit and Compensation Committees of the Board of Directors;

•	William J. Pepicello retired from his position as President of University of Phoenix, effective June 20, 2014; and

•	Timothy P. Slottow was named as the new President of University of Phoenix, effective June 20, 2014.

3.	Apollo Education Group Reports. We issued the following reports that can be found on our website:

•
Empowering America: Reinventing Pathways to College and the Workforce, which focuses on the current college and career readiness challenges facing the U.S., innovative ways to address students and their needs, and the economic impact of increasing student preparedness.

•
Creating the Future American Workforce: Investments and Innovation in Human Capital, which focuses on businesses and educational institutions working together to address today’s growing employment “skills gap” by investing in the future American workforce.

4.	Accreditation and Registration Updates.

•
CFFP - During the first quarter of fiscal year 2014, CFFP was informed in writing by The Higher Learning Commission, their institutional accreditor (“HLC”), that CFFP had addressed HLC’s findings from its most recent accreditation reaffirmation review. The next comprehensive visit from HLC is scheduled during the 2017-2018 school year.

•
ULA - During the first quarter of fiscal year 2014, ULA received the recognition of University of Excellence, which is the highest level of institutional accreditation from the Mexican Federation of Private Institutions of Higher Education.

•
Open Colleges - Open Colleges primarily provides educational services through the Open Colleges Pty Ltd registered training organization as approved by the Australian Skills Quality Authority. In June 2014, this registration was renewed for the maximum allowable period of five years.

5.	Apollo Global Acquisitions. Apollo Global has completed the following acquisitions:

•
On December 20, 2013, Apollo Global acquired 70% of the outstanding shares of Open Colleges, which is a provider of education and training to adult learners in Australia. Refer to Note 4. Acquisitions, in Item 1, Financial Statements.

•
On May 20, 2014, Apollo Global acquired an 81% consolidated interest in Milpark Education, which is a provider of education and training to adult learners in South Africa. Refer to Note 4. Acquisitions, in Item 1, Financial Statements.

6.
Balloon. During the third quarter of fiscal year 2014, Apollo Lightspeed launched Balloon™, an online career skills and learning marketplace designed to connect individuals to online learning offerings where they can acquire skills valued by technology companies.

7.
Update on Proposed Change in Apollo Group, Inc. Class B Voting Stock Trust. Approximately 51% of our Class B voting common stock is held by the John Sperling Voting Stock Trust, of which our founder, Dr. John G. Sperling, is the grantor and sole trustee (the “Voting Stock Trust”). Dr. Sperling has proposed to convert the Voting Stock Trust into an irrevocable trust and to appoint Mr. Peter V. Sperling, Ms. Terri Bishop and Ms. Darby Shupp, all of whom are members of our Board of Directors, as trustees, with the sole power to appoint successor and additional trustees. Peter Sperling is the Chair of our Board of Directors and the beneficial owner of the remaining 49% of our outstanding Class B voting common stock and approximately 3% of our outstanding Class A nonvoting common stock. Ms. Bishop is the Vice Chair of our Board of Directors. After the proposed amendment, Dr. Sperling would continue to have a limited power to direct the disposition of the shares held by the Voting Stock Trust during his lifetime or upon his death, subject to the transfer restrictions in the Shareholder Agreement among us and the holders of our Class B common stock, dated September 7, 1994, as amended, relating to the ownership and transfer of our Class B common stock.

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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three and nine months ended May 31, 2014 compared to the three and nine months ended May 31, 2013.
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

	Three Months Ended May 31,				Nine Months Ended May 31,
	2014	2013	% of Net Revenue		2014	2013	% of Net Revenue
($ in thousands)			2014	2013			2014	2013
Net revenue	$799,919	$946,774	100.0%	100.0%	$2,335,312	$2,836,329	100.0%	100.0%
Costs and expenses:
Instructional and student advisory	327,764	393,387	41.0%	41.5%	987,018	1,209,239	42.3%	42.6%
Marketing	139,868	156,918	17.5%	16.6%	421,104	493,104	18.0%	17.4%
Admissions advisory	58,202	65,078	7.3%	6.9%	164,783	204,618	7.0%	7.2%
General and administrative	75,618	82,717	9.4%	8.7%	218,524	237,474	9.4%	8.4%
Depreciation and amortization	37,721	38,360	4.7%	4.1%	111,524	123,554	4.8%	4.4%
Provision for uncollectible accounts receivable	12,485	15,258	1.6%	1.6%	37,997	67,566	1.6%	2.4%
Contingent consideration charges and acquisition costs	16,168	—	2.0%	—%	29,173	—	1.2%	—%
Restructuring and other charges	14,904	63,103	1.9%	6.7%	62,076	131,295	2.7%	4.6%
Litigation charge (credit)	4,125	—	0.5%	—%	13,125	(23,200)	0.6%	(0.8)%
Total costs and expenses	686,855	814,821	85.9%	86.1%	2,045,324	2,443,650	87.6%	86.2%
Operating income	113,064	131,953	14.1%	13.9%	289,988	392,679	12.4%	13.8%
Interest income	453	506	—%	0.1%	1,620	1,443	0.1%	0.1%
Interest expense	(1,915)	(1,940)	(0.2)%	(0.2)%	(5,984)	(6,074)	(0.2)%	(0.2)%
Other (expense) income, net	(284)	(862)	—%	(0.1)%	630	811	—%	—%
Income before income taxes	111,318	129,657	13.9%	13.7%	286,254	388,859	12.3%	13.7%
Provision for income taxes	(46,308)	(49,487)	(5.8)%	(5.2)%	(110,026)	(161,290)	(4.8)%	(5.7)%
Net income	65,010	80,170	8.1%	8.5%	176,228	227,569	7.5%	8.0%
Net loss (income) attributable to noncontrolling interests	1,015	(217)	0.2%	(0.1)%	3,293	(594)	0.2%	—%
Net income attributable to Apollo	$66,025	$79,953	8.3%	8.4%	$179,521	$226,975	7.7%	8.0%
Net Revenue
Our net revenue decreased $146.9 million and $501.0 million, or 15.5% and 17.7%, in the three and nine months ended May 31, 2014, respectively, compared to the prior year periods. The decreases were primarily attributable to net revenue declines at University of Phoenix of 19.2% and 20.2% during the respective periods, principally due to lower enrollment. This was partially offset by increases in Apollo Global net revenue. Refer to further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory decreased $65.6 million and $222.2 million, or 16.7% and 18.4%, in the three and nine months ended May 31, 2014, respectively, compared to the prior year periods. This represented decreases as a percentage of net revenue of 50 and 30 basis points, respectively. The decreases in expense were primarily due to lower costs including rent and compensation attributable to our restructuring activities (refer to Restructuring and Other Charges below), lower costs from the enrollment decline and the reversal of approximately $11 million of foreign indirect taxes during the third quarter of fiscal year 2014 following resolution with the taxing authority. These taxes related to instructional materials and were originally assessed in the first quarter of fiscal year 2013.
Marketing
Marketing decreased $17.1 million and $72.0 million, or 10.9% and 14.6%, in the three and nine months ended May 31, 2014, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 90 and 60 basis points, respectively. The decreases in expense were principally attributable to lower advertising costs, and lower headcount due in part to our restructuring activities. This was partially offset by advertising costs attributable to Open Colleges, which was acquired in the second quarter of fiscal year 2014.
Admissions Advisory
Admissions advisory decreased $6.9 million and $39.8 million, or 10.6% and 19.5%, in the three and nine months ended May 31, 2014, respectively, compared to the prior year periods. This represented an increase as a percentage of net revenue of 40 basis points for the three months ended May 31, 2014, and a decrease of 20 basis points for the nine months ended May 31, 2014. The decreases in expense were principally attributable to lower headcount due in part to our restructuring activities. During the three months ended May 31, 2014, the increase as a percentage of net revenue was primarily due to employee costs attributable to Open Colleges.
General and Administrative
General and administrative decreased $7.1 million and $19.0 million, or 8.6% and 8.0%, in the three and nine months ended May 31, 2014, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 70 and 100 basis points, respectively. The decreases in expense were primarily due to lower costs including rent and compensation attributable to our restructuring activities.
Depreciation and Amortization
Depreciation and amortization decreased $0.6 million and $12.0 million, or 1.7% and 9.7%, in the three and nine months ended May 31, 2014, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 60 and 40 basis points, respectively. The decreases in expense were principally attributable to lower depreciation due in part to the decline in depreciable assets resulting from our restructuring activities. This was partially offset by $3.7 million and $6.2 million of intangible asset amortization in the three and nine months ended May 31, 2014, respectively, as a result of the Open Colleges acquisition.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $2.8 million and $29.6 million, or 18.2% and 43.8%, in the three and nine months ended May 31, 2014, respectively, compared to the prior year periods. As a percentage of net revenue, provision for uncollectible accounts receivable was consistent for the three months ended May 31, 2014, and decreased 80 basis points for the nine months ended May 31, 2014. The decreases in expense were primarily due to reductions in our gross student receivables from lower enrollment, and process improvements that significantly contributed to lowering our gross student receivables associated with students no longer enrolled in our programs. The decline was less significant in the three months ended compared to nine months ended because certain process improvements were initiated in the second quarter of fiscal year 2013. Our collection rates have also increased due in part to changes in the relative composition of our student receivables including a higher proportion attributable to students in higher degree level programs.
Contingent Consideration Charges and Acquisition Costs
During the three and nine months ended May 31, 2014, we recorded $16.2 million and $29.2 million, respectively, of charges associated with changes in the fair value of contingent consideration, and costs associated with our acquisitions. The substantial majority of this expense is attributable to increases in our Open Colleges estimated contingent consideration liability subsequent to the acquisition.

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

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative Costs as of May 31, 2014
($ in thousands)	2014	2013	2014	2013
Lease and related costs, net	$11,916	$55,737	$35,181	$100,489	$207,492
Severance and other employee separation costs	2,623	5,084	22,740	24,244	73,766
Other restructuring related costs	365	2,282	4,155	6,562	41,051
Restructuring and other charges	$14,904	$63,103	$62,076	$131,295	$322,309
The following summarizes the restructuring and other charges in our segment reporting format:

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative Costs as of May 31, 2014
($ in thousands)	2014	2013	2014	2013
University of Phoenix	$9,570	$56,777	$46,225	$112,118	$247,897
Apollo Global	3,817	684	5,384	4,099	17,149
Other	1,517	5,642	10,467	15,078	57,263
Restructuring and other charges	$14,904	$63,103	$62,076	$131,295	$322,309

•
Lease and Related Costs, Net - Beginning in fiscal year 2011, University of Phoenix began rationalizing its administrative real estate facilities. In addition to continuing to rationalize its administrative facilities, University of Phoenix began closing 115 of its ground locations during fiscal year 2013. After these real estate rationalization activities have been completed, the University expects to operate 110 ground campus locations in 36 states, the District of Columbia and the Commonwealth of Puerto Rico.

As of May 31, 2014, University of Phoenix has closed the substantial majority of the total square feet it plans to exit. We have recorded $149.5 million of initial aggregate charges, representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods we ceased using the respective facilities, $25.9 million of which was recorded in the nine months ended May 31, 2014. The other lease and related costs in the nine months ended May 31, 2014 consist of accelerated depreciation, as discussed below, and interest accretion on the lease obligations.
We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates, which have ranged between 3%-6% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed and subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. As of May 31, 2014, we have recorded adjustments to our initial lease obligation liabilities for interest accretion and immaterial adjustments for changes in estimated sublease income.
Lease and related costs, net includes $6.2 million of accelerated depreciation in the nine months ended May 31, 2014 associated with revising the useful lives of the fixed assets at the facilities we are closing through their expected closure dates. Prior to revising the useful lives, we perform a recoverability analysis for the facilities’ fixed assets by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on such analyses, we recorded immaterial impairment charges during fiscal year 2013 and no impairment charges in the nine months ended May 31, 2014.

•
Severance and Other Employee Separation Costs - Beginning in fiscal year 2011 and continuing into fiscal year 2014, we have implemented workforce reductions as we reengineer our business processes, refine our educational delivery systems and reduce our operating costs to align with our reduced enrollment and revenue. We incurred severance and other employee separation costs of $22.7 million in the nine months ended May 31, 2014. These costs are included in the reportable segments in which the respective personnel were employed.
Excluding interest accretion associated with our lease obligation liabilities, we expect to incur approximately $25 million of future restructuring charges for the initiatives announced to date. These costs will generally be incurred over the period of time University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations associated with campuses that have not yet been closed.
Due principally to our cost optimization and restructuring activities in recent years, we expect our fiscal year 2014 operating costs to decrease by approximately $900 million compared to fiscal year 2012. Approximately 80% of this decrease represents costs that were more fixed in nature, and the remaining decrease represents costs that are more variable in nature resulting from our net revenue decline.
Litigation Charge (Credit)
We recorded charges of $4.1 million and $13.1 million in the three and nine months ended May 31, 2014, respectively, associated with our legal matters. Refer to Note 15, Commitments and Contingencies in Item 1, Financial Statements. We recorded a credit of $23.2 million in the nine months ended May 31, 2013 resulting from resolution of certain of our legal matters.
Provision for Income Taxes
Our effective income tax rate was 41.6% and 38.2% for the three months ended May 31, 2014 and 2013, respectively. The increase was principally attributable to higher nondeductible expenses associated with our acquisitions, including the Contingent consideration charges and acquisition costs discussed above.
Our effective income tax rate was 38.4% and 41.5% for the nine months ended May 31, 2014 and 2013, respectively. The decrease was principally attributable to a $10.2 million benefit in the second quarter of fiscal year 2014 from resolution with the Internal Revenue Service related to the deductibility of certain costs for our foreign subsidiaries, and a $2.8 million tax benefit resulting from tax reform in Mexico. Refer to Note 11, Income Taxes, in Item 1, Financial Statements. These benefits were partially offset by the factors discussed for the three month period above.
Net Loss (Income) Attributable to Noncontrolling Interests
The change in net loss (income) attributable to noncontrolling interests during the three and nine months ended May 31, 2014 compared to the prior periods was principally attributable to the noncontrolling interest in Open Colleges’ operating results.
Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the respective periods:

	Three Months Ended May 31,				Nine Months Ended May 31,
($ in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net revenue
University of Phoenix	$681,707	$843,440	$(161,733)	(19.2)%	$2,020,651	$2,532,790	$(512,139)	(20.2)%
Apollo Global	100,459	82,125	18,334	22.3%	260,252	229,604	30,648	13.3%
Other	17,753	21,209	(3,456)	(16.3)%	54,409	73,935	(19,526)	(26.4)%
Net revenue	$799,919	$946,774	$(146,855)	(15.5)%	$2,335,312	$2,836,329	$(501,017)	(17.7)%
Operating income (loss)
University of Phoenix	$135,153	$147,380	$(12,227)	(8.3)%	$405,308	$465,997	$(60,689)	(13.0)%
Apollo Global	(13,845)	7,636	(21,481)	*	(51,632)	(27,651)	(23,981)	(86.7)%
Other	(8,244)	(23,063)	14,819	64.3%	(63,688)	(45,667)	(18,021)	(39.5)%
Operating income	$113,064	$131,953	$(18,889)	(14.3)%	$289,988	$392,679	$(102,691)	(26.2)%
* not meaningful

University of Phoenix
University of Phoenix’s net revenue decreased $161.7 million and $512.1 million, or 19.2% and 20.2%, during the three and nine months ended May 31, 2014, respectively, compared to the prior year periods. The decreases were principally attributable to lower enrollment. During fiscal year 2014, we increased our use of discounts, grants and scholarships to improve University of Phoenix’s value proposition to prospective students. These discounts, grants and scholarships also reduced net revenue compared to the prior year. Future net revenue will be impacted by tuition price and other fee changes, changes in enrollment and student mix within programs and degree levels, and discounts, grants and scholarships.
The following details University of Phoenix student enrollment for the respective periods:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2014	2013	% Change		2014	2013	% Change
Degreed Enrollment(1)	241,900	287,500	(15.9)%	Average Degreed Enrollment(3)	256,100	309,100	(17.1)%
New Degreed Enrollment(2)	33,900	38,900	(12.9)%	Aggregate New Degreed Enrollment	108,100	131,900	(18.0)%
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
University of Phoenix Average Degreed Enrollment decreased 17.1% in the nine months ended May 31, 2014 compared to the prior year period. We believe University of Phoenix enrollment has been adversely impacted by unprecedented, rapidly developing changes and increasing competition in the U.S. higher education industry as further discussed in the Overview of this MD&A. We are working to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at the right value. Certain of our initiatives under consideration could adversely impact our operating results, especially in the short-term.
University of Phoenix’s operating income decreased $12.2 million and $60.7 million, or 8.3% and 13.0%, in the three and nine months ended May 31, 2014, respectively, compared to the prior year periods. The decreases were principally attributable to lower net revenue. This was partially offset by less restructuring charges, lower costs including rent and compensation attributable to our restructuring activities, decreases in faculty and curriculum costs associated with lower enrollment, lower advertising costs, and decreases in bad debt expense. For a more detailed discussion of operating expenses, refer to Analysis of Condensed Consolidated Statements of Income.
Apollo Global
Apollo Global net revenue increased $18.3 million and $30.6 million, or 22.3% and 13.3%, during the three and nine months ended May 31, 2014, respectively, compared to the prior year periods. The increases were primarily due to Open Colleges’ revenue, the favorable impact of foreign exchange rates and an increase in enrollment at our international institutions.
Apollo Global generated an operating loss of $13.8 million compared to operating income of $7.6 million during the three months ended May 31, 2014 and 2013, respectively. The loss in the third quarter of fiscal year 2014 was principally due to costs associated with Apollo Global’s recent acquisitions. Such costs include, but are not limited to, contingent consideration charges and acquisition costs, and intangibles amortization. This was partially offset by the reversal of approximately $11 million of foreign indirect taxes during the third quarter of fiscal year 2014 following resolution with the taxing authority. These taxes related to instructional materials and were originally assessed in the first quarter of fiscal year 2013. The increase in Apollo Global’s operating loss for the nine months ended May 31, 2014 compared to the prior period was principally attributable to the same factors.
Apollo Global’s fiscal year 2014 operating results have been adversely impacted by Open Colleges. Open Colleges’ educational offerings generally extend beyond one year and the associated revenue is recognized as services are provided. However, a substantial portion of Open Colleges’ operating expenses are incurred before, or soon after, the students begin their programs. Accordingly, as a result of Open Colleges’ rapid growth, service model, and cost structure, Apollo Global’s operating results have been negatively impacted in the near term. However, these factors do not have the same adverse impact on cash flows generated from Open Colleges.

Other
Other net revenue decreased $3.5 million and $19.5 million during the three and nine months ended May 31, 2014, respectively, compared to the prior year periods. The decreases were principally attributable to declines at IPD and WIU. The IPD decline principally resulted from a decrease in the number of its Client Institutions and the WIU decline was due to lower enrollment and the launch of its new strategy at the end of fiscal year 2013. We expect WIU’s new strategy to continue to reduce its revenue in the near-term due to the new pricing structure that allows prospective WIU students to test the academic experience for a significantly reduced price in their initial courses.
Operating losses decreased $14.8 million during the three months ended May 31, 2014 compared to the prior period. This was principally attributable to reduced operating costs resulting from our restructuring activities and a decrease in restructuring charges.
Operating losses increased $18.0 million during the nine months ended May 31, 2014 compared to the prior year. The was principally attributable to the $23.2 million of litigation credits recorded during the prior year period, the decline in net revenue and the $13.1 million of litigation charges recorded during the first nine months of fiscal year 2014. This was partially offset by reduced operating costs resulting from our restructuring activities.
Liquidity, Capital Resources and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in initiatives to achieve significant improvements in student retention and career outcomes, investments in opportunities to increase organic growth through new education offerings, expansion of our global operations and other non-traditional higher education and service offerings through acquisitions or other initiatives, and share repurchases.
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

				% of Total Assets at
($ in thousands)	May 31, 2014	August 31, 2013	% Change	May 31, 2014	August 31, 2013
Cash and cash equivalents	$638,796	$1,414,485	(54.8)%	25.2%	47.2%
Restricted cash and cash equivalents	256,137	259,174	(1.2)%	10.1%	8.7%
Marketable securities(1)	168,959	105,809	59.7%	6.7%	3.5%
Total	$1,063,892	$1,779,468	(40.2)%	42.0%	59.4%
(1) Represents current marketable securities. We also had $105.7 million and $43.9 million of long-term marketable securities as of May 31, 2014 and August 31, 2013, respectively, which principally includes held-to-maturity securities maturing in less than two years.
Cash and cash equivalents (excluding restricted cash) decreased $775.7 million primarily due to $623.3 million of payments on borrowings (net of proceeds from borrowings), $128.9 million of marketable securities purchases (net of maturities), $119.5 million due to acquisitions, $118.5 million for share repurchases, and $80.6 million for capital expenditures. These items were partially offset by $289.0 million of cash provided by operations.
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of May 31, 2014, the earnings from these operations were not significant.
As of May 31, 2014, we had $147.5 million of money market funds included in cash and restricted cash equivalents that we measure at fair value. Our remaining cash and cash equivalents included in the above table approximate fair value because of the short-term nature of the financial instruments.

As of May 31, 2014, our current marketable securities principally includes tax-exempt municipal bonds, commercial paper and corporate bonds that have original maturities to us greater than three months, and contractual maturities that will occur within one year. Our current marketable securities are classified as held-to-maturity as we have the intent and ability to hold them until contractual maturity. Accordingly, they are reported at amortized cost and we have not recorded gains or losses on our held-to-maturity investments. We determine the fair value of our held-to-maturity investments using a market approach with Level 2 observable inputs including quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active. Refer to Note 5, Financial Instruments in Item 1, Financial Statements.
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
We borrowed $605.0 million and had approximately $14 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2013. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2014. As of May 31, 2014, we have approximately $24 million of outstanding letters of credit under the Revolving Credit Facility.
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
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at May 31, 2014 and August 31, 2013.
Other debt principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at May 31, 2014 and August 31, 2013 was 5.8% and 5.3%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.
Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2014	2013
Net income	$176,228	$227,569
Non-cash items	167,038	256,118
Changes in assets and liabilities, excluding the impact of acquisitions	(54,260)	(93,334)
Net cash provided by operating activities	$289,006	$390,353
Nine Months Ended May 31, 2014 - Our non-cash items primarily consisted of $111.5 million of depreciation and amortization, a $38.0 million provision for uncollectible accounts receivable, and $33.7 million of share-based compensation. These items were partially offset by $22.1 million of deferred income taxes. The changes in assets and liabilities, excluding the impact of acquisitions, primarily consisted of the following:

•	a $33.7 million decrease in accrued and other liabilities principally attributable to the timing of our payroll cycle and accrued bonus payments;

•	a $20.5 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable; and

•	a $15.4 million decrease in student deposits principally due to the timing of course starts at BPP.
The above changes were partially offset by a $39.7 million increase in income taxes payable principally attributable to the timing of our quarterly tax payments.

Nine Months Ended May 31, 2013 - Our non-cash items primarily consisted of $123.6 million of depreciation and amortization, a $67.6 million provision for uncollectible accounts receivable, $41.6 million of restructuring accelerated depreciation, and $39.9 million of share-based compensation. These items were partially offset by $21.2 million of deferred income taxes. The changes in assets and liabilities primarily consisted of a $70.8 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable, and a $28.7 million decrease in deferred revenue principally attributable to the enrollment decline at University of Phoenix. This was partially offset by a $41.2 million increase in income taxes payable principally attributable to the timing of our quarterly tax payments.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of May 31, 2014, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 18 days compared to 21 days as of August 31, 2013 and 20 days as of May 31, 2013. The decrease in our days sales outstanding was principally attributable to reductions in University of Phoenix gross student receivables primarily due to lower enrollment, and process improvements that significantly contributed to lowering our gross student receivables associated with students no longer enrolled in our programs.
Investing Activities
The following provides a summary of our investing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2014	2013
Purchases of marketable securities, net	$(128,926)	$(114,317)
Acquisitions, net of cash acquired	(119,454)	—
Capital expenditures	(80,642)	(96,735)
Other	3,446	(1,500)
Net cash used in investing activities	$(325,576)	$(212,552)
Nine Months Ended May 31, 2014 - Cash used in investing activities primarily consisted of $128.9 million of marketable securities purchases (net of maturities), $119.5 million used to acquire Open Colleges and Milpark Education, and $80.6 million used for capital expenditures.
Nine Months Ended May 31, 2013 - Cash used in investing activities primarily consisted of $114.3 million of marketable securities purchases (net of maturities), and $96.7 million used for capital expenditures.
Financing Activities
The following provides a summary of our financing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2014	2013
Payments on borrowings, net	$(623,312)	$(631,274)
Share repurchases	(118,478)	(5,696)
Purchase of noncontrolling interest	—	(42,500)
Share reissuances	1,842	3,007
Net cash used in financing activities	$(739,948)	$(676,463)
Nine Months Ended May 31, 2014 - Cash used in financing activities primarily consisted of $623.3 million used for payments on borrowings (net of proceeds from borrowings), and $118.5 million used for share repurchases. Share repurchases consisted of $114.7 million used to repurchase 3.8 million shares at a weighted average purchase price of $30.21 per share, and additional repurchases related to tax withholding requirements on the restricted stock units.
As of May 31, 2014, $135.3 million remained available under our share repurchase authorization. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

Nine Months Ended May 31, 2013 - Cash used in financing activities primarily consisted of $631.3 million used for payments on borrowings (net of proceeds from borrowings), and $42.5 million used for the purchase of the noncontrolling ownership interest in Apollo Global.
Contractual Obligations and Other Commercial Commitments
We had the following material changes in our contractual obligations and other commercial commitments during the nine months ended May 31, 2014:

•	We repaid the entire amount borrowed on our Revolving Credit Facility of $605.0 million.

•
We acquired Open Colleges in the second quarter of fiscal year 2014 and are obligated to pay contingent consideration of up to A$52.5 million (equivalent to $48.5 million as of May 31, 2014) upon the satisfaction of specified conditions. As of May 31, 2014, the estimated fair value for this contingent consideration was $46.0 million, and the substantial majority of the balance is expected to be paid within one year and is included in other current liabilities on our Condensed Consolidated Balance Sheets.

•
In connection with our acquisitions during the first nine months of fiscal year 2014, we have the option to buy the remaining noncontrolling interests associated with the acquisitions, and the noncontrolling shareholders have the option to sell their shares to us. The options are exercisable in the third quarter of our fiscal year 2016 for Milpark Education and in early calendar 2017 for Open Colleges, or earlier in limited circumstances for both acquisitions. The price for the options is based on a formula specified at the respective acquisition dates and is principally based on a multiple of the respective acquired entity’s operating results as defined in the acquisition agreements. There is no minimum or maximum price for these options. Refer to Note 4, Acquisitions in Item 1, Financial Statements.

There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2013 through May 31, 2014. Information regarding our contractual obligations and other commercial commitments is provided in our 2013 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended May 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended May 31, 2014, we repurchased 1.5 million shares of our Class A common stock at a total cost of $45.0 million, representing a weighted average purchase price of $29.85 per share. The following details changes in our treasury stock during the three months ended May 31, 2014:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase
Treasury stock as of February 28, 2014	77,194	$50.27	77,194	$180,316
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(5)	50.27	(5)	—
Treasury stock as of March 31, 2014	77,189	50.27	77,189	180,316
New authorizations	—	—	—	—
Share repurchases	1,125	30.33	1,125	(34,124)
Share reissuances	(53)	49.98	(53)	—
Treasury stock as of April 30, 2014	78,261	$49.98	78,261	$146,192
New authorizations	—	—	—	—
Share repurchases	382	28.44	382	(10,876)
Share reissuances	(9)	49.88	(9)	—
Treasury stock as of May 31, 2014	78,634	$49.88	78,634	$135,316
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
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended May 31, 2014.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Offer letter between University of Phoenix and Timothy Slottow, dated March 18, 2014
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO EDUCATION GROUP, INC. An Arizona Corporation
Date: June 25, 2014

By:	/s/ Brian L. Swartz
Brian L. Swartz Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)