Form 10-Q
period 2014-11-30
APOLLO EDUCATION GROUP INC
filed 2015-01-08
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
As of January 2, 2015, the following shares of stock were outstanding:

Apollo Education Group, Inc. Class A common stock, no par value	107,900,000 Shares
Apollo Education Group, Inc. Class B common stock, no par value	475,000 Shares

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2014

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Education Group, Inc. that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•
Changes in regulation of the U.S. education industry and eligibility of proprietary schools to participate in U.S. federal student financial aid programs, including the factors discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2014, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs” and “Regulatory Environment;”

•	Each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended August 31, 2014; and

•
Those factors set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended August 31, 2014 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q.

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
In this report, we refer to Apollo Education Group, Inc. as “the Company,” “Apollo Education Group,” “Apollo,” “APOL,” “we,” “us” or “our”.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	November 30, 2014	August 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$584,976	$1,228,813
Restricted cash and cash equivalents	226,921	224,135
Marketable securities	205,687	187,472
Accounts receivable, net	251,518	225,398
Prepaid taxes	13,917	34,006
Deferred tax assets	76,968	83,871
Other current assets	61,229	58,855
Total current assets	1,421,216	2,042,550
Marketable securities	73,560	87,811
Property and equipment, net	418,088	435,733
Goodwill	248,932	259,901
Intangible assets, net	173,786	189,365
Deferred tax assets	36,137	37,335
Other assets	50,569	40,240
Total assets	$2,422,288	$3,092,935
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$15,902	$609,506
Accounts payable	68,405	63,907
Student deposits	252,448	280,562
Deferred revenue	248,887	225,818
Accrued and other current liabilities	285,105	363,607
Total current liabilities	870,747	1,543,400
Long-term debt	46,990	47,590
Deferred tax liabilities	19,093	22,674
Other long-term liabilities	235,053	233,942
Total liabilities	1,171,883	1,847,606
Commitments and contingencies
Redeemable noncontrolling interests	58,229	64,527
Shareholders’ equity:
Preferred stock, no par value	—	—
Apollo Class A nonvoting common stock, no par value	103	103
Apollo Class B voting common stock, no par value	1	1
Additional paid-in capital	—	—
Apollo Class A treasury stock, at cost	(3,947,352)	(3,936,607)
Retained earnings	5,179,412	5,143,949
Accumulated other comprehensive loss	(40,618)	(27,320)
Total Apollo shareholders’ equity	1,191,546	1,180,126
Noncontrolling interests	630	676
Total equity	1,192,176	1,180,802
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,422,288	$3,092,935
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended November 30,
(In thousands, except per share data)	2014	2013
Net revenue	$719,052	$848,148
Costs and expenses:
Instructional and student advisory	324,264	337,202
Marketing	128,793	133,829
Admissions advisory	57,085	49,698
General and administrative	72,367	74,779
Depreciation and amortization	36,404	36,338
Provision for uncollectible accounts receivable	17,398	13,978
Restructuring and other charges	19,028	31,963
Acquisition costs and contingent consideration charges	3,219	—
Total costs and expenses	658,558	677,787
Operating income	60,494	170,361
Interest income	589	568
Interest expense	(1,662)	(2,086)
Other (loss) income, net	(1,285)	807
Income from continuing operations before income taxes	58,136	169,650
Provision for income taxes	(25,667)	(70,218)
Income from continuing operations	32,469	99,432
Loss from discontinued operations, net of tax	—	(391)
Net income	32,469	99,041
Net loss (income) attributable to noncontrolling interests	1,316	(150)
Net income attributable to Apollo	$33,785	$98,891
Earnings (loss) per share - Basic:
Continuing operations attributable to Apollo	$0.31	$0.88
Discontinued operations attributable to Apollo	—	(0.01)
Basic income per share attributable to Apollo	$0.31	$0.87
Earnings per share - Diluted:
Continuing operations attributable to Apollo	$0.31	$0.87
Discontinued operations attributable to Apollo	—	—
Diluted income per share attributable to Apollo	$0.31	$0.87
Basic weighted average shares outstanding	108,581	113,326
Diluted weighted average shares outstanding	109,378	113,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2014	2013
Net income	$32,469	$99,041
Other comprehensive income (loss) (net of tax):
Currency translation (loss) gain(1)	(17,780)	2,835
Unrealized loss on available-for-sale securities(1)	(74)	—
Comprehensive income	14,615	101,876
Comprehensive loss (income) attributable to noncontrolling interests	5,872	(249)
Comprehensive income attributable to Apollo	$20,487	$101,627
(1) The tax effect on each component of other comprehensive income during the three months ended November 30, 2014 and 2013, respectively, is not significant.
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock				Additional Paid-in Capital	Apollo Class A Treasury Stock			Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Noncontrolling Interests
	Class A Nonvoting		Class B Voting					Retained Earnings				Total Equity	Redeemable Noncontrolling Interests
(In thousands)	Shares	Stated Value	Shares	Stated Value		Shares	Cost
Balance as of August 31, 2014	188,007	$103	475	$1	$—	79,585	$(3,936,607)	$5,143,949	$(27,320)	$1,180,126	$676	$1,180,802	$64,527
Share repurchases	—	—	—	—	—	755	(20,064)	—	—	(20,064)	—	(20,064)	—
Share reissuances	—	—	—	—	(10,308)	(227)	9,319	1,206	—	217	—	217	—
Net tax effect for stock incentive plans	—	—	—	—	(2,067)	—	—	—	—	(2,067)	—	(2,067)	—
Share-based compensation	—	—	—	—	10,711	—	—	—	—	10,711	—	10,711	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(13,224)	(13,224)	(90)	(13,314)	(4,466)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	(74)	(74)	—	(74)	—
Redemption value adjustments	—	—	—	—	—	—	—	472	—	472	—	472	(472)
Net income (loss)	—	—	—	—	—	—	—	33,785	—	33,785	44	33,829	(1,360)
Other	—	—	—	—	1,664	—	—	—	—	1,664	—	1,664	—
Balance as of November 30, 2014	188,007	$103	475	$1	$—	80,113	$(3,947,352)	$5,179,412	$(40,618)	$1,191,546	$630	$1,192,176	$58,229

Balance as of August 31, 2013	188,007	$103	475	$1	$—	75,182	$(3,824,758)	$4,978,815	$(36,563)	$1,117,598	$411	$1,118,009
Share repurchases	—	—	—	—	—	665	(16,871)	—	—	(16,871)	—	(16,871)
Share reissuances	—	—	—	—	(7,135)	(281)	11,669	(3,738)	—	796	—	796
Net tax effect for stock incentive plans	—	—	—	—	(4,838)	—	—	—	—	(4,838)	—	(4,838)
Share-based compensation	—	—	—	—	11,973	—	—	—	—	11,973	—	11,973
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	2,736	2,736	99	2,835
Net income	—	—	—	—	—	—	—	98,891	—	98,891	150	99,041
Balance as of November 30, 2013	188,007	$103	475	$1	$—	75,566	$(3,829,960)	$5,073,968	$(33,827)	$1,210,285	$660	$1,210,945
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2014	2013
Operating activities:
Net income	$32,469	$99,041
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	10,711	11,973
Excess tax benefits from share-based compensation	(229)	—
Depreciation and amortization	36,404	36,338
Accelerated depreciation included in restructuring	3,086	2,806
Loss on asset dispositions and write-offs	972	—
Non-cash foreign currency loss (gain), net	535	(1,099)
Provision for uncollectible accounts receivable	17,398	13,978
Deferred income taxes	2,938	4,738
Changes in assets and liabilities:
Restricted cash and cash equivalents	(3,298)	(26,438)
Accounts receivable	(50,331)	(11,148)
Prepaid taxes	19,989	64,469
Other assets	(13,032)	(11,190)
Accounts payable	5,156	(8,835)
Student deposits	(26,138)	(805)
Deferred revenue	29,822	8,076
Accrued and other liabilities	(48,153)	(53,007)
Net cash provided by operating activities	18,299	128,897
Investing activities:
Purchases of property and equipment	(20,337)	(34,366)
Purchases of marketable securities	(59,490)	(146,333)
Maturities and sales of marketable securities	53,974	57,412
Other	405	—
Net cash used in investing activities	(25,448)	(123,287)
Financing activities:
Payments on borrowings	(596,789)	(615,925)
Proceeds from borrowings	3,563	—
Share repurchases	(20,064)	(16,871)
Share reissuances	217	796
Excess tax benefits from share-based compensation	229	—
Payment for contingent consideration	(21,371)	—
Net cash used in financing activities	(634,215)	(632,000)
Exchange rate effect on cash and cash equivalents	(2,473)	35
Net decrease in cash and cash equivalents	(643,837)	(626,355)
Cash and cash equivalents, beginning of period	1,228,813	1,414,485
Cash and cash equivalents, end of period	$584,976	$788,130
Supplemental disclosure of cash flow and non-cash information:
Cash paid for income taxes, net of refunds	$3,214	$—
Cash paid for interest	1,701	1,891
Restricted stock units vested and released	5,499	5,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Operations and Significant Accounting Policies
Apollo Education Group, Inc. is one of the world’s largest private education services providers, serving students since 1973. Through our subsidiaries, we offer undergraduate, graduate, professional development and other non-degree educational programs and services, online and on-campus, principally to working learners in the U.S. and abroad. Refer to Note 15, Segment Reporting, for further information regarding our education platforms.
Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to particular years or quarters refer to our fiscal years and the associated quarters of those fiscal years.
Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and, in our opinion, contain all adjustments, consisting of normal, recurring adjustments, necessary to fairly present the financial condition, results of operations and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. Therefore, this information should be read in conjunction with the audited consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 21, 2014. We consistently applied the accounting policies described in the notes to our consolidated financial statements included in our 2014 Annual Report on Form 10-K in preparing these unaudited interim condensed consolidated financial statements.
Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the assets, liabilities, revenues and expenses of Apollo Education Group, Inc., our wholly-owned subsidiaries, and other subsidiaries that we control. We eliminate intercompany transactions and balances in consolidation.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates.
Seasonality
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

Because of the seasonal nature of our business and other factors, the results of operations for the three months ended November 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.
Reclassifications
We reclassified prior periods for the following to conform to our current presentation:

•
During the second quarter of fiscal year 2014, we began presenting share reissuances in the aggregate on our Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests, which consists of reissuances attributable to our employee stock purchase plan and our equity compensation plans that were previously reported separately; and

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
During the fourth quarter of fiscal year 2014, we began presenting Institute for Professional Development’s operating results as discontinued operations on our Condensed Consolidated Statements of Income.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2017 using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and the impact that the standard will have on our financial statements.
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
Subsequent Event
On December 4, 2014, Apollo Global acquired a 75% interest in Sociedade Técnica Educacional da Lapa S.A., which provides postsecondary educational programs in Brazil under the name Faculdade da Educacional da Lapa (“FAEL”), for an initial cash payment of R$73.8 million (equivalent to $28.9 million on the acquisition date), plus a future contingent payment. The contingent payment is principally based on FAEL’s calendar year 2018 net revenue, has a maximum of approximately R$34 million (equivalent to $13.3 million on the acquisition date), and its fair value on the acquisition date was not significant. In addition, we have the option to buy the remaining noncontrolling interests, and the noncontrolling shareholders have the option to sell their shares to us, beginning in calendar year 2019, or earlier in limited circumstances. The price for the options is based on a formula specified at the acquisition date and is principally based on a multiple of FAEL’s operating results as defined in the acquisition agreement. There is no minimum or maximum price for these options.
This acquisition provides access to a new market and supports our strategy to diversify and expand our global operations. FAEL’s operating results are not material to our consolidated financial statements and they will be included in our Apollo Global operating segment from the date of acquisition. We have not yet completed the purchase price allocation for this acquisition principally due to the recent acquisition date.
Note 2. Restructuring and Other Charges
The U.S. higher education industry is experiencing unprecedented, rapidly developing changes that challenge many of the core principles underlying the industry. We began initiating restructuring activities in fiscal year 2011 to reengineer and simplify our business processes and refine our educational delivery systems to improve the efficiency and effectiveness of our services to students. We have continued restructuring activities in fiscal year 2015 as we further reduce the size of our services infrastructure and associated operating expenses to align with our reduced enrollment and revenue.
Fiscal Year 2015 Restructuring
During the first quarter of fiscal year 2015, we incurred $8.4 million of restructuring expense associated with new restructuring activities initiated after fiscal year 2014. The expense consisted of $4.6 million of severance and other employee separation costs associated with the elimination of approximately 200 positions. The substantial majority of the remaining restructuring expense during the first quarter of fiscal year 2015 represented costs associated with termination of a curriculum-based contract. The expense associated with these activities is reflected in our segment reporting as follows: $0.3 million in University of Phoenix and $8.1 million in Other.
We do not expect to incur material future charges related to these restructuring activities; however, we intend to further reduce the size of our services infrastructure and associated operating expenses to align with our reduced enrollment and revenue, and expect to incur material charges associated with future restructuring activities.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior Fiscal Year Restructuring
Our restructuring activities initiated prior to fiscal year 2015 principally include rationalizing our administrative real estate facilities, closing 115 University of Phoenix ground locations, which at the time was intended to result in 110 remaining ground locations, and workforce reductions. University of Phoenix began closing its ground locations during fiscal year 2013 and has maintained locations throughout the U.S. and Puerto Rico. However, University of Phoenix continues to evaluate the extent, functionality and location of its ground facilities and to close facilities that are underutilized or unnecessary.
During the first quarter of fiscal year 2015, we incurred $10.6 million of expense associated with restructuring activities initiated prior to fiscal year 2015. The substantial majority of the expense represents an increase in our estimated future cash payments associated with certain lease obligations included in the University of Phoenix ground location rationalization discussed above. We do not expect to incur material charges related to the remaining space expected to be vacated. However, we will incur interest accretion and may record additional adjustments associated with the estimated lease obligations, which involves significant judgment, in future periods.
Restructuring Liability Changes
The following details the changes in our restructuring liabilities during the three months ended November 30, 2014:

	Lease and Related Costs, Net		Severance and Other Employee Separation Costs		Other Restructuring Related Costs		Total
($ in thousands)	2015 Restructuring	Prior Year Restructuring(1)	2015 Restructuring	Prior Year Restructuring(1)	2015 Restructuring	Prior Year Restructuring(1)
August 31, 2014	$—	$96,204	$—	$5,687	$—	$1,192	$103,083
Expense	—	10,094	4,643	167	3,767	357	19,028
Other	—	(2,605)	(752)	—	—	—	(3,357)
Payments	—	(13,562)	(346)	(5,687)	(617)	(389)	(20,601)
November 30, 2014(2)	$—	$90,131	$3,545	$167	$3,150	$1,160	$98,153
(1) We have incurred $355 million of cumulative costs associated with prior year restructuring as of November 30, 2014, which includes lease exit, employee separation, and other related costs of $230 million, $83 million and $42 million, respectively. These cumulative costs have been reflected in our segment reporting as follows: $274 million in University of Phoenix, $18 million in Apollo Global, and $63 million in Other.
(2) The gross, undiscounted obligation associated with our restructuring liabilities as of November 30, 2014 was approximately $163 million, which principally represents non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.
Note 3. Discontinued Operations
During the fourth quarter of fiscal year 2014, we sold the assets of our subsidiary Institute for Professional Development (“IPD”) for $4 million. IPD had insignificant assets and liabilities as of the date of sale and as a result, we realized an immaterial gain on sale. We sold IPD because its business was no longer consistent with our long-term strategic objectives due to recent operating losses and limitations on our ability to further develop and expand the domestic business. We do not have significant continuing involvement with IPD after the sale and, accordingly, IPD’s operating results are presented as discontinued operations on our Condensed Consolidated Statements of Income. We determined cash flows from our discontinued operations are not material and are included with cash flows from continuing operations on our Condensed Consolidated Statements of Cash Flows. IPD was previously included in Other in our segment reporting.
The following summarizes IPD’s operating results for the three months ended November 30, 2013, which are presented in loss from discontinued operations, net of tax on our Condensed Consolidated Statements of Income:

($ in thousands)
Net revenue	$8,187
Costs and expenses	(8,754)
Loss from discontinued operations before income taxes	(567)
Benefit from income taxes	176
Loss from discontinued operations, net of tax	$(391)

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The operating results of our discontinued operations only include revenues and costs directly attributable to the discontinued operations. Accordingly, no interest expense or general corporate overhead have been allocated to IPD. IPD did not meet the held for sale criteria until the period it was sold.
Note 4. Financial Instruments
We invest our excess cash in a variety of marketable securities, which are all classified as available-for-sale. The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by significant financial instrument category as of the respective periods:

	November 30, 2014
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$657,747	$—	$—	$657,747	$657,747	$—	$—
Level 1:
Money market funds	128,952	—	—	128,952	128,952	—	—
Level 2:
Corporate bonds	120,639	94	(93)	120,640	140	78,314	42,186
Tax-exempt municipal bonds	95,653	113	(29)	95,737	—	75,903	19,834
Time deposits	50,141	—	—	50,141	25,058	25,083	—
Other	31,973	9	(1)	31,981	—	26,387	5,594
Level 3:
Auction-rate securities	6,850	—	(904)	5,946	—	—	5,946
Total	$1,091,955	$216	$(1,027)	$1,091,144	$811,897	$205,687	$73,560

	August 31, 2014
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$1,295,395	$—	$—	$1,295,395	$1,295,395	$—	$—
Level 1:
Money market funds	132,508	—	—	132,508	132,508	—	—
Level 2:
Tax-exempt municipal bonds	106,543	155	(11)	106,687	—	78,443	28,244
Corporate bonds	106,575	123	(52)	106,646	—	56,837	49,809
Time deposits	50,100	—	—	50,100	25,041	25,059	—
Commercial paper	11,793	1	—	11,794	—	11,794	—
Other	19,155	1	(1)	19,155	4	15,339	3,812
Level 3:
Auction-rate securities	6,850	—	(904)	5,946	—	—	5,946
Total	$1,728,919	$280	$(968)	$1,728,231	$1,452,948	$187,472	$87,811
(1) Cash and cash equivalents includes restricted cash and cash equivalents.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We measure our financial instruments at fair value on a recurring basis as follows:

•	Money market funds - We use Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets.

•
Auction-rate securities - We use a discounted cash flow model encompassing Level 3 significant unobservable inputs such as estimated interest rates, credit spreads, timing and amount of cash flows, credit quality of the underlying securities and illiquidity considerations. There were no changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended November 30, 2014.

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
Note 5. Accounts Receivable, Net
Accounts receivable, net consist of the following as of the respective periods:

($ in thousands)	November 30, 2014	August 31, 2014
Student accounts receivable	$291,680	$255,134
Less allowance for doubtful accounts	(52,682)	(50,145)
Net student accounts receivable	238,998	204,989
Other receivables	12,520	20,409
Total accounts receivable, net	$251,518	$225,398
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2014	2013
Beginning allowance for doubtful accounts	$50,145	$59,744
Provision for uncollectible accounts receivable	17,398	13,978
Write-offs, net of recoveries	(14,861)	(17,827)
Ending allowance for doubtful accounts	$52,682	$55,895
Note 6. Fair Value Measurements
We measure and disclose certain financial instruments at fair value as described in Note 4, Financial Instruments. Liabilities measured at fair value on a recurring basis, all of which are included in other liabilities on our Condensed Consolidated Balance Sheets, consist of the following as of November 30, 2014 and August 31, 2014:

		Fair Value Measurements at Reporting Dates Using
	Fair Value as of Respective Reporting Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Contingent consideration as of November 30, 2014	$6,292	$—	$—	$6,292
Contingent consideration as of August 31, 2014	$41,893	$—	$—	$41,893

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes changes in liabilities measured at fair value on a recurring basis for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2014	2013
Beginning balance	$41,893	$5,277
Change in fair value included in net income	(1,121)	466
Payment for contingent consideration	(34,480)	—
Ending balance	$6,292	$5,743
Our contingent consideration liabilities are classified within Level 3 and valued using discounted cash flow valuation methods encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios and the discount rates applied. Our contingent consideration liabilities relate to the following:

•
Open Colleges - As a result of our acquisition of Open Colleges during fiscal year 2014, we had contingent consideration that was based on Open Colleges’ operating results through June 2014, as defined in the acquisition agreement. We initially measured the contingent consideration at $21.4 million based on information available as of the acquisition date. During the first quarter of fiscal year 2015, we settled the contingent consideration and paid $34.5 million, which includes $21.4 million in financing activities and the remaining portion is included in operating activities on our Condensed Consolidated Statements of Cash Flows.

•
Apollo Global - As a result of our purchase of the noncontrolling interest in Apollo Global during fiscal year 2013, we have contingent consideration that is based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As of November 30, 2014, the estimated fair value for this contingent consideration was $6.3 million.

We did not change our valuation techniques associated with recurring fair value measurements from prior periods.
Note 7. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of the respective periods:

($ in thousands)	November 30, 2014	August 31, 2014
Salaries, wages and benefits	$69,844	$125,165
Student refunds, grants and scholarships	45,019	20,072
Restructuring obligations	42,630	43,339
Accrued legal and other professional obligations	38,800	33,651
Accrued advertising	24,043	33,853
Deferred rent and other lease liabilities	12,323	12,384
Curriculum materials	11,684	12,069
Contingent consideration	—	35,239
Other	40,762	47,835
Total accrued and other current liabilities	$285,105	$363,607

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term liabilities consist of the following as of the respective periods:

($ in thousands)	November 30, 2014	August 31, 2014
Deferred revenue	$62,665	$51,831
Restructuring obligations	55,523	59,744
Deferred rent and other lease liabilities	55,244	57,788
Deferred gains on sale-leasebacks	21,273	21,641
Uncertain tax positions	9,429	9,770
Other	30,919	33,168
Total other long-term liabilities	$235,053	$233,942
Note 8. Debt
Debt and short-term borrowings consist of the following as of the respective periods:

($ in thousands)	November 30, 2014	August 31, 2014
Revolving Credit Facility	$—	$585,000
Capital lease obligations	24,902	32,806
Other	37,990	39,290
Total debt	62,892	657,096
Less short-term borrowings and current portion of long-term debt	(15,902)	(609,506)
Long-term debt	$46,990	$47,590
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
We borrowed $585.0 million and had approximately $24 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2014. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2015. As of November 30, 2014, we have approximately $46 million of outstanding letters of credit under the Revolving Credit Facility.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points. The weighted average interest rate on outstanding short-term borrowings under the Revolving Credit Facility at August 31, 2014 was 3.5%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at November 30, 2014 and August 31, 2014.
Other debt principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at November 30, 2014 and August 31, 2014 was 5.6% and 5.8%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Income Taxes
We determine our interim income tax provision by applying our estimated effective income tax rate expected to be applicable for the full fiscal year to our income before income taxes for the period. Our effective income tax rate is dependent upon several factors, such as tax rates in state and foreign jurisdictions and the relative amount of income we earn in such jurisdictions. In determining our full year estimate, we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes. We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain.
Our U.S. federal income tax return for fiscal year 2013 is currently open for review by the Internal Revenue Service (“IRS”) and we are participating in the IRS’s Compliance Assurance Process for fiscal years 2014 and 2015, which is a voluntary program in which taxpayers seek to resolve all or most issues with the IRS prior to or soon after filing their U.S. federal income tax returns. We are also subject to numerous ongoing audits by state, local and foreign tax authorities with various tax years as early as 2007 that remain subject to examination. Although we believe our tax accruals are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.
Note 10. Shareholders’ Equity and Redeemable Noncontrolling Interests
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $72.2 million remained available as of November 30, 2014. There is no expiration date on the repurchase authorizations and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
We also repurchase shares in connection with tax withholding requirements associated with the release of vested shares of restricted stock units, which do not fall under the repurchase program described above.
The following summarizes our share repurchase activity for the respective periods:

	Three Months Ended November 30,
(In thousands, except per share data)	2014	2013
Share repurchases under share repurchase program:
Number of shares repurchased	677	577
Weighted average purchase price per share	$26.72	$26.02
Cost of share repurchases	$18,092	$15,000
Share repurchases related to vesting of restricted stock units and performance share awards:
Number of shares repurchased	78	88
Cost of share repurchases	$1,972	$1,871
Share Reissuances
We reissue our Class A common stock from our treasury stock as a result of the release of shares covered by vested restricted stock units, performance share awards, stock option exercises and purchases under our employee stock purchase plan. Share reissuances were as follows for the respective periods:

	Three Months Ended November 30,
(In thousands)	2014	2013
Number of shares reissued	227	281

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Earnings Per Share
Our outstanding shares consist of Apollo Class A and Class B common stock. Our Articles of Incorporation treat the declaration of dividends on the Class A and Class B common stock in an identical manner. As such, both the Class A and Class B common stock are included in the calculation of our earnings per share.
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended November 30,
(In thousands, except per share data)	2014	2013
Numerator:
Net income attributable to Apollo (basic and diluted)	$33,785	$98,891
Denominator:
Basic weighted average shares outstanding	108,581	113,326
Dilutive effect of restricted stock units and performance share awards	618	44
Dilutive effect of stock options	179	590
Diluted weighted average shares outstanding	109,378	113,960
Basic income per share attributable to Apollo	$0.31	$0.87
Diluted income per share attributable to Apollo	$0.31	$0.87

Anti-dilutive securities excluded from diluted earnings per share:
Anti-dilutive restricted stock units and performance share awards outstanding	316	1,012
Anti-dilutive stock options outstanding	2,476	3,240
Note 12. Share-Based Compensation
The following details share-based compensation expense for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2014	2013
Instructional and student advisory	$2,982	$3,533
Marketing	836	1,108
Admissions advisory	261	102
General and administrative	5,880	5,368
Restructuring and other charges	752	1,862
Share-based compensation expense	$10,711	$11,973
In accordance with our Amended and Restated 2000 Stock Incentive Plan, we granted 54,000 restricted stock units and performance share awards during the three months ended November 30, 2014. The granted awards had a weighted average grant date fair value of $29.55. As of November 30, 2014, we had $68.0 million and $3.5 million of unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units and performance share awards, respectively. These costs are expected to be recognized over a weighted average period of 2.6 years.
We did not grant any stock options during the three months ended November 30, 2014. As of November 30, 2014, we had $8.4 million of unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.4 years.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Commitments and Contingencies
Surety Bonds
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid. As of November 30, 2014, the face amount of these surety bonds was approximately $34 million.
Letters of Credit
As of November 30, 2014, we had approximately $46 million of outstanding letters of credit, which principally support certain guarantees provided by our subsidiaries as part of our normal operations for which fair value is not material.
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
On July 20, 2012, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit. On December 16, 2014, the U.S. Court of Appeals for the Ninth Circuit issued an opinion affirming the District Court’s dismissal of plaintiffs’ complaint.
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
As of November 30, 2014, we have accrued an immaterial amount reflecting the agreed-upon settlement. We intend to pursue reimbursement of the settlement amount from our insurance carriers, although the outcome of any such recovery efforts is uncertain at this point.
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
Class Action Alleging Unfair and Deceptive Practices
On November 13, 2014, Ashley Paredes filed a class action complaint against University of Phoenix and Apollo Education Group, Inc. alleging unfair and deceptive business practices in violation of California law. The complaint, which is captioned Paredes v. The University of Phoenix, Inc. and was filed in California Superior Court in San Bernadino County, purports to assert claims on behalf of the class of students who enrolled in the University’s educational programs for Psychology, Education, Nursing, Health Administration and Criminal Justice, and Technology from November 10, 2011 through November 10, 2014. The complaint alleges that the University misled class members regarding transferability of credits earned at the University and by promising or guaranteeing employment upon completion of studies. The complaint seeks to recover damages on behalf of plaintiff and other members of the class.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
Class Action Alleging Violations of the California Labor Code
On December 24, 2014, Carmin Tandy, who was previously employed as a faculty member at University of Phoenix, filed a class action complaint against Apollo Education Group, Inc. and University of Phoenix alleging violations of the California Labor Code pertaining to the manner in which University of Phoenix faculty in California were compensated. The complaint, which is captioned Tandy v. Apollo Education Group, Inc., et al., was filed in California Superior Court in San Diego County, purports to assert claims on behalf of faculty who were employed by defendants in California within either four, three, or one years of the filing of the complaint, and seeks to recover repayment of wages and other damages and relief under California law.
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
The complaint alleges, among other things, that University of Phoenix has violated the Federal False Claims Act since December 12, 2009 and the California False Claims Act for the preceding ten years by falsely certifying to the U.S. Department of Education and the State of California that University of Phoenix was in compliance with various regulations that require compliance with federal rules regarding the payment of incentive compensation to admissions personnel, in connection with University of Phoenix’s participation in student financial aid programs. In addition to injunctive relief and fines, the relators seek significant damages on behalf of the Department of Education and the State of California, including all student financial aid disbursed by the Department to our students since December 2009 and by the State of California to our students during the preceding ten years. On July 24, 2014, the Court granted our motion to dismiss for lack of jurisdiction and dismissed relators’ complaint with prejudice. On December 14, 2014, relators filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit.
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

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo, Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates. On October 31, 2014, the Court denied the Apollo defendants’ initial applications to have the case dismissed, concluding that plaintiffs’ complaint raised factual issues that needed to be resolved through the submission of evidence. Defendants have appealed that ruling to the Division Bench of the High Court, and that appeal remains pending. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India, including through our joint venture with HT Media Limited, may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.
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
UNIACC Investigations
UNIACC was advised by the National Accreditation Commission of Chile in November 2011 that its institutional accreditation would not be renewed and therefore had lapsed. Subsequently, in June 2012, a prosecutor’s office in Santiago, Chile requested that UNIACC provide documents relating to UNIACC’s relationship with a former employee and consultant who served as a member of the National Accreditation Commission until March 2012, and we received requests for additional information in connection with this investigation. Furthermore, in August 2012, the prosecutor’s office began requesting that UNIACC provide information about UNIACC’s business structure and operations and its relationship with other Apollo entities, in connection with an additional investigation regarding UNIACC’s compliance with applicable laws concerning the generation of profit by universities such as UNIACC. The prosecutor’s office has also requested additional information from UNIACC regarding certain government funding received by the institution. UNIACC is cooperating with these investigations. At this time, we cannot predict the eventual scope, duration or outcome of these investigations.

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
Securities Class Action (Nader Saleh)
On April 24, 2014, a securities class action complaint was filed in the U.S. District Court for the District of Arizona by Nader Saleh naming Apollo Education Group, Inc., Gregory W. Cappelli, and Brian L. Swartz as defendants and asserting a putative class period stemming from October 19, 2011 to April 1, 2014. The complaint is entitled Saleh v. Apollo Education Group, Inc., 2:14-cv-00877-SRB and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, among other complaints. On November 12, 2014, plaintiff voluntarily dismissed the complaint, and the district court subsequently terminated the case on November 13, 2014.
Note 14. Regulatory Matters
All U.S. federal financial aid programs are established by Title IV of the Higher Education Act and regulations promulgated thereunder. The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act and an automatic one year extension continued the authorization through September 30, 2014. Congress continues to engage in Higher Education Act reauthorization hearings and although the one year automatic extension has expired, Title IV student financial aid programs remain authorized and functioning. Changes to the Higher Education Act, including changes in eligibility and funding for Title IV programs, are likely to occur in connection with the next reauthorization, but we cannot predict the scope or substance of any such changes.
The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification.
University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expired on December 31, 2012. University of Phoenix has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis until the Department completes its review. Additionally, in August 2014, the Department commenced an ordinary course program review of University of Phoenix’s administration of Title IV programs covering federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act and related regulations. We cannot predict whether, or to what extent, the imposition of the Notice sanction by The Higher Learning Commission, discussed below, or the pendency of the ordinary course program review, might have on the process for renewal of University of Phoenix’s Program Participation Agreement.
The Department has notified us that it has completed its review of Western International University’s application for a new Title IV Program Participation Agreement and that it has been approved with an expiration date of June 30, 2018.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gainful Employment
Under the Higher Education Act, as reauthorized, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” In connection with this requirement, proprietary postsecondary institutions are required to provide information to prospective students about each eligible program, including the relevant recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers.
On October 31, 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. These final regulations expand upon the existing gainful employment disclosure requirements discussed above, implement program level annual reporting for all proprietary institutions participating in Title IV programs, require program eligibility certification as part of the institution’s program participation agreement and establish minimum standards related to the debt-to-earnings ratios of the program’s graduates.
Higher Learning Commission Accreditation
University of Phoenix is accredited by The Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools. This accreditation provides the following:

•	Recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students;

•	Qualification to participate in Title IV programs (in combination with state higher education operating and degree granting authority); and

•	Qualification for authority to operate in certain states.
In July 2013, the accreditation of University of Phoenix was reaffirmed by HLC through the 2022-2023 academic year. At the same time, HLC placed the University on Notice status for a two-year period. Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. University of Phoenix was assigned by HLC to the Standard Pathway reaffirmation process, pursuant to which the University will host a comprehensive evaluation visit in 2016-2017 and will undergo its next reaffirmation visit and process in 2022-2023.
The University submitted a Notice Report to HLC in November 2014 providing evidence that the University has ameloriated those conditions that led to the Notice status and continues to meet the Criteria for Accreditation, Core Components and Assumed Practices associated with those conditions. In addition, in the Notice Report the University reported on its progress in other areas of concern not included as a basis for the Notice sanction, including retention and graduation rates, three-year student loan cohort default rates, and credit hour policies and practices relating to learning teams. The University is required to host a focused visit by the HLC in January 2015, to validate the contents of the Notice Report. The HLC Board of Trustees will review the University’s Notice Report, together with a report of the focused visit, at a meeting in 2015. During the Notice period, the University is required to disclose its Notice status in connection with any statements regarding its HLC accreditation. If, after the Notice period, HLC determines that University of Phoenix is not in compliance with one or more of HLC’s Criteria for Accreditation, HLC may elect to impose probation, which would have further, more significant consequences for the University and our business.
In addition to the above, as a condition of HLC’s approval of the July 2014 changes to the voting stock trust which holds approximately 51% of Apollo’s outstanding Class B common shares, the only class of Apollo voting stock, University of Phoenix hosted a visit by HLC in December 2014 focused on ascertaining the appropriateness of the approval, implications for succession planning, and the effect, if any, of the change in trust arrangements on Apollo and the respective institutions and their ability to continue to meet HLC’s Criteria for Accreditation and Assumed Practices. The report from this visit is pending.
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
Note 15. Segment Reporting
We operate in the education industry and our operating segments have been determined based on the method by which our chief operating decision maker evaluates performance and allocates resources. We have not aggregated any of our operating segments, which are presented in our segment reporting as follows:

•	University of Phoenix;

•	Apollo Global; and

•	Other.
University of Phoenix offers undergraduate and graduate degrees in a wide range of program areas as well as various non-degree programs. The University’s students attend classes online and at ground campus locations throughout the U.S. and Puerto Rico. The majority of students attend classes exclusively online.
Apollo Global includes:

•	BPP Holdings Limited (“BPP”);

•	Open Colleges Australia Pty Ltd (“Open Colleges”);

•	Universidad Latinoamericana (“ULA”);

•	Milpark Education (Pty) Ltd. (“Milpark Education”);

•	Apollo Global Chile S.A. (“Apollo Global Chile”);

•	India Education Services Private Ltd (“India Education Services”); and

•	Apollo Global corporate operations.
Apollo Global acquired Open Colleges and Milpark Education during fiscal year 2014. The operating results of Open Colleges and Milpark Education are included in our Apollo Global operating segment from the date of each respective acquisition. Additionally, as discussed in Subsequent Event in Note 1, Nature of Operations and Significant Accounting Policies, Apollo Global acquired a 75% interest in FAEL in December 2014, and its operating results will be included in our Apollo Global operating segment from the date of acquisition.
Other includes:

•	The College for Financial Planning Institutes Corporation (“College for Financial Planning”);

•	Carnegie Learning, Inc.;

•	Western International University, Inc.;

•	Apollo Lightspeed; and

•	Apollo Corporate activities.
During the fourth quarter of fiscal year 2014, we sold the assets of IPD and began presenting it as discontinued operations. IPD was previously included in Other in our segment reporting. As IPD’s operating results are presented as discontinued operations on our Condensed Consolidated Statements of Income for all periods presented, we have revised our financial information by segment to exclude IPD’s operating results.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three Months Ended November 30,
($ in thousands)	2014	2013
Net revenue:
University of Phoenix	$592,853	$744,863
Apollo Global	115,140	91,159
Other	11,059	12,126
Net revenue	$719,052	$848,148
Operating income (loss)(1):
University of Phoenix	$93,511	$183,473
Apollo Global(2)	(4,842)	2,217
Other(2)	(28,175)	(15,329)
Operating income	60,494	170,361
Reconciling items:
Interest income	589	568
Interest expense	(1,662)	(2,086)
Other (loss) income, net	(1,285)	807
Income from continuing operations before income taxes	$58,136	$169,650
(1) University of Phoenix, Apollo Global and Other include charges associated with our restructuring activities. Refer to Note 2, Restructuring and Other Charges.
(2) During the three months ended November 30, 2014, Apollo Global and Other incurred $1.7 million and $1.5 million of acquisition costs and contingent consideration charges, respectively.
A summary of our consolidated assets by reportable segment is as follows:

($ in thousands)	November 30, 2014	August 31, 2014
University of Phoenix	$814,470	$824,895
Apollo Global	684,019	680,363
Other(1)	923,799	1,587,677
Total assets	$2,422,288	$3,092,935
(1) The majority of assets included in Other consists of corporate cash and cash equivalents and marketable securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended August 31, 2014 and our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements in this Form 10-Q.
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
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2014, University of Phoenix represented 87% of our total consolidated net revenue and generated more than 100% of our total consolidated operating income. Further information regarding our education platforms is included in Note 15, Segment Reporting, in Part I, Item 1, Financial Statements.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks relating to our business:

•
Rapidly Evolving and Highly Competitive Education Industry. The U.S. higher education industry is experiencing unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and other factors that challenge many of the core principles underlying the industry. In addition, the sector in which we operate has experienced significant and increasing competition from traditional public and private colleges and universities as these institutions are increasing their distance learning and other online education programs, including programs that are geared towards the needs of working learners. We believe these changes have contributed to the decline in University of Phoenix enrollment since 2010, and the 5.0% decline in New Degreed Enrollment in the first quarter of fiscal year 2015 compared to the prior year. See further discussion of enrollment in Results of Operations below.

We are adapting our business to meet these rapidly evolving developments and to stabilize University of Phoenix enrollment. In furtherance of this, we are implementing several initiatives including emphasizing the distinctiveness of University of Phoenix’s colleges, through which we seek to more effectively address the specific needs of the students and the employers they serve. Additionally, we are working to enhance our offerings to remain competitive and to more effectively deliver a quality student experience. This includes increased use of targeted scholarships and discounts that attract students and reward persistence. These initiatives, along with some of those described below, could adversely impact our operating results, especially in the short-term.

•
Education to Careers Value Proposition. We believe it is critical that we maximize the value our students garner from their education. Our goal is to deliver, and to continually improve, educational programs that give our students the skills they need to increase their employment opportunities within their field of study or to advance within their existing careers. This is our key value proposition to prospective students. We have launched the Phoenix Career Guidance System, which includes various career-oriented tools, and continue to increase career connections and relationships to connect students to the careers they want and connect employers with the talent they need. We also intend to focus on areas of high demand for qualified employees and to tailor our programs to meet the needs of students and employers in these areas, including through the increased offering of professional development and other non-degree programs.

•	Student Retention. We are focused on improving student retention. In furtherance of this, we are implementing several initiatives, including:

•	Increasing use of full-time faculty in initial University of Phoenix courses;

•	Modifying course structure and sequencing;

•	Targeted use of scholarships to reward persistence; and

•
Implementing a new student relationship and communications management platform designed to streamline student support services and assist students who have limited or no higher education experience or otherwise may be unprepared to succeed in University of Phoenix’s academic programs.

•
Information Technology. We have upgraded or are in the process of upgrading a substantial portion of our key IT systems, including our online student classroom, student relationship and communications management platform, and corporate applications, and retiring the related legacy systems. The transition from the legacy systems entails risk of unanticipated disruption, including in our core business functions. University of Phoenix’s new online student classroom, which was fully implemented in late June 2014, has experienced technical challenges that in many cases have adversely impacted the user experience for our students. We believe that these disruptions contributed to the decline in student retention we experienced in the first quarter of fiscal year 2015. We have developed and are implementing corrective measures and anticipate that the substantial majority of the measures will be implemented during the second quarter of fiscal year 2015. However, we expect remediation and the monitoring of our corrective measures to continue through the remainder of fiscal year 2015.

•
Business Process Reengineering and Simplification. As discussed in Results of Operations below, we remain focused on reengineering and simplifying our business processes and refining our educational delivery systems to improve the efficiency and effectiveness of our services to students, and on further reducing the size of our services infrastructure and associated operating expenses to align with our reduced enrollment and revenue. These activities include rationalizing University of Phoenix campus locations and streamlining, automating where appropriate, and enhancing our administrative and student facing services. University of Phoenix continues to evaluate the extent, functionality and location of its ground facilities and to close facilities that are underutilized or unnecessary.

•
Expansion into New Markets. We believe that our significant experience pioneering and delivering effective, flexible education to working learners can be utilized to successfully offer education in significant and underserved international markets. We have operations on six continents and are working to expand our global operations, including exploring new opportunities for growth in other areas of non-traditional higher education. The integration and operation of acquired businesses in foreign jurisdictions entails substantial regulatory, market and execution risks and, consistent with our experience to date, such acquisitions may not be accretive for an extended period of time.

•
Regulatory Environment. The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1, Business, and Item 1A, Risk Factors, in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 21, 2014.

•
Financial Aid Funding. In recent years, there has been increased focus by members of the U.S. Congress and federal agencies such as the Consumer Financial Protection Bureau and the Federal Trade Commission on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the federal Higher Education Act. The current reauthorization expired September 30, 2013 and an automatic one year extension continued the authorization through September 30, 2014. Congress continues to engage in Higher Education Act reauthorization hearings and although the one year automatic extension has expired, Title IV student financial aid programs remain authorized and functioning.

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

•
Gainful Employment. Under the Higher Education Act, as reauthorized, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” In connection with this requirement, proprietary postsecondary institutions are required to provide information to prospective students about each eligible program, including the relevant recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers.

On October 31, 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. These final regulations expand upon the existing gainful employment disclosure requirements discussed above, implement program level annual reporting for all proprietary institutions participating in Title IV programs, require program eligibility certification as part of the institution’s program participation agreement and establish minimum standards related to the debt-to-earnings ratios of the program’s graduates.

•
U.S. Department of Education Program Participation Agreement. University of Phoenix’s Title IV Program Participation Agreement expired December 31, 2012. The University has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis until the Department completes its review. Additionally, in August 2014, the Department commenced an ordinary course program review of University of Phoenix’s administration of Title IV programs covering federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act and related regulations. We cannot predict whether, or to what extent, the imposition of the Notice sanction by The Higher Learning Commission, discussed below, or the pendency of the ordinary course program review, might have on the process for renewal of University of Phoenix’s Program Participation Agreement.

The Department has notified us that it has completed its review of Western International University’s application for a new Title IV Program Participation Agreement and that it has been approved with an expiration date of June 30, 2018.

•
U.S. Department of Education Rulemaking. In December 2014, the U.S. Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) that would amend teacher preparation accountability regulations under Title II of the Higher Education Act, and regulations governing the Teacher Assistance for College and Higher Education (“TEACH”) Grant programs under Title IV of the Higher Education Act. The proposed regulations seek to develop and distribute more meaningful data on teacher preparation program quality, and establish TEACH Grant program funding based on teacher preparation program quality. The public comment period on the NPRM ends on February 2, 2015. The effective date of any such regulations cannot be determined at this time. Additional details are available at

http://www2.ed.gov/policy/highered/reg/hearulemaking/2011/teacherprep.html.
In addition to rulemaking, the Department has also conducted listening tours to solicit public feedback building on President Obama’s call for a national college rating system. In December 2014, the Department released the draft ratings framework which is intended to provide increased transparency regarding access, affordability, and student outcomes. The public comment period on the draft ratings framework ends on February 17, 2015, and the Department intends to release the final ratings system for use by students and others in advance of the 2015-2016 school year. Additional details are available at
http://www.ed.gov/news/press-releases/public-feedback-college-ratings-framework.

•
The Higher Learning Commission Accreditation Reaffirmation. In July 2013, the accreditation of University of Phoenix was reaffirmed by The Higher Learning Commission, its institutional accreditor (“HLC”), through the 2022-2023 academic year. At the same time, HLC placed the University on Notice status for a two-year period. Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. We submitted the required report to HLC in connection with this matter and will host a site visit in January 2015 to validate the report. Refer to Note 14, Regulatory Matters, in Item 1, Financial Statements. We believe the imposition of the sanction of Notice has adversely impacted the reputation of University of Phoenix, may have contributed to the University’s continuing decline in enrollment and could adversely impact our business in the future.
In addition to the above, as a condition of HLC’s approval of the July 2014 changes to the voting stock trust which holds approximately 51% of Apollo’s outstanding Class B common shares, the only class of Apollo voting stock, University of Phoenix hosted a visit by HLC in December 2014 focused on ascertaining the appropriateness of the approval, implications for succession planning, and the effect, if any, of the change in trust arrangements on Apollo and the respective institutions and their ability to continue to meet HLC’s Criteria for Accreditation and Assumed Practices. The report from this visit is pending.
For a more detailed discussion of our business, industry and risks, refer to our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 21, 2014.
Other Fiscal Year 2015 Events
In addition to the items mentioned above, we experienced the following other events during fiscal year 2015 to date:

1.
Hilton Military Internship Program. During the first quarter of fiscal year 2015, Apollo Education Group, Hilton Worldwide and Goodwill Industries International launched a new program designed to connect veterans with careers in the hospitality industry. This program links a certificate in hospitality management from University of Phoenix with a paid internship at a Hilton Worldwide property and other veteran services.

2.
Acquisition of FAEL. On December 4, 2014, Apollo Global acquired a 75% interest in Sociedade Técnica Educacional da Lapa S.A., which provides postsecondary educational programs in Brazil under the name Faculdade da Educacional da Lapa (“FAEL”). Refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 1, Financial Statements.

3.
Apollo Education Ventures. During the second quarter of fiscal year 2015, we announced the formation of Apollo Education Ventures, LLC, a new platform designed to support entrepreneurial ventures and emerging companies that are developing innovations in higher education, professional development and human capital management.

Critical Accounting Policies and Estimates
Refer to our 2014 Annual Report on Form 10-K for our critical accounting policies and estimates.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 1, Financial Statements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three months ended November 30, 2014 compared to the three months ended November 30, 2013.
As discussed in the Overview of this MD&A, the U.S. higher education industry is experiencing unprecedented, rapidly developing changes. We believe University of Phoenix enrollment has been adversely impacted by these changes, and we are working to enhance our offerings to remain competitive and to more effectively deliver a quality student experience. Certain of our initiatives under consideration could adversely impact our operating results, especially in the short-term.
Our operations are generally subject to seasonal trends, which vary depending on the subsidiary. We have historically experienced, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments.

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

	Three Months Ended November 30,
	2014	2013	% of Net Revenue
($ in thousands)			2014	2013
Net revenue	$719,052	$848,148	100.0%	100.0%
Costs and expenses:
Instructional and student advisory	324,264	337,202	45.1%	39.7%
Marketing	128,793	133,829	17.9%	15.8%
Admissions advisory	57,085	49,698	7.9%	5.9%
General and administrative	72,367	74,779	10.1%	8.8%
Depreciation and amortization	36,404	36,338	5.1%	4.3%
Provision for uncollectible accounts receivable	17,398	13,978	2.4%	1.6%
Restructuring and other charges	19,028	31,963	2.6%	3.8%
Acquisition costs and contingent consideration charges	3,219	—	0.5%	—%
Total costs and expenses	658,558	677,787	91.6%	79.9%
Operating income	60,494	170,361	8.4%	20.1%
Interest income	589	568	0.1%	0.1%
Interest expense	(1,662)	(2,086)	(0.2)%	(0.3)%
Other (loss) income, net	(1,285)	807	(0.2)%	0.1%
Income before continuing operations before income taxes	58,136	169,650	8.1%	20.0%
Provision for income taxes	(25,667)	(70,218)	(3.6)%	(8.3)%
Income from continuing operations	32,469	99,432	4.5%	11.7%
Loss from discontinued operations, net of tax	—	(391)	—%	—%
Net income	32,469	99,041	4.5%	11.7%
Net loss (income) attributable to noncontrolling interests	1,316	(150)	0.2%	—%
Net income attributable to Apollo	$33,785	$98,891	4.7%	11.7%
Net Revenue
Our net revenue decreased $129.1 million, or 15.2%, in the three months ended November 30, 2014 compared to the prior year. The decrease was primarily attributable to a 20.4% net revenue decline at University of Phoenix principally due to lower enrollment, which was partially offset by an increase in Apollo Global net revenue. Refer to further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory decreased $12.9 million, or 3.8%, in the three months ended November 30, 2014 compared to the prior year, which represented a 540 basis point increase as a percentage of net revenue. The decrease in expense was primarily due to lower costs from the enrollment decline and lower costs including rent and compensation from our restructuring activities. This was partially offset by costs attributable to Open Colleges and Milpark Education, which were acquired in December 2013 and May 2014, respectively.
Marketing
Marketing decreased $5.0 million, or 3.8%, in the three months ended November 30, 2014 compared to the prior year, which represented a 210 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower advertising costs, and lower headcount due in part to our restructuring activities. This was partially offset by advertising costs attributable to Open Colleges. Refer to further discussion of Open Colleges’ cost structure in Apollo Global below.

Admissions Advisory
Admissions advisory increased $7.4 million, or 14.9%, in the three months ended November 30, 2014 compared to the prior year, which represented a 200 basis point increase as a percentage of net revenue. The increase in expense was principally attributable to higher average employee compensation and employee costs attributable to Open Colleges. The increase in average employee compensation is primary due to reorganizing certain admissions advisory functions, which includes retaining qualified personnel in support of our initiatives to adapt our business and improve student retention as discussed in the Overview of this MD&A.
General and Administrative
General and administrative decreased $2.4 million, or 3.2%, in the three months ended November 30, 2014 compared to the prior year, which represented a 130 basis point increase as a percentage of net revenue. The decrease in expense was primarily due to lower costs including compensation and rent attributable to our restructuring activities.
Depreciation and Amortization
Depreciation and amortization increased $0.1 million, or 0.2%, in the three months ended November 30, 2014 compared to the prior year, which represented an 80 basis point increase as a percentage of net revenue. The increase in expense was principally attributable to $3.9 million of intangibles amortization as a result of the Open Colleges and Milpark Education acquisitions. This was substantially offset by lower depreciation due in part to the decline in depreciable assets resulting from our restructuring activities.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable increased $3.4 million, or 24.5%, in the three months ended November 30, 2014 compared to the prior year, which represented an 80 basis point increase as a percentage of net revenue. The increase in expense reflects our current estimate of receivables that will become uncollectible based on most recent trends and bad debt. The increase was also due to expense attributable to Open Colleges. The increase was partially offset by lower University of Phoenix enrollment and associated receivables.
In addition to the above factors, bad debt as a percentage of revenue for University of Phoenix generally increases as the proportion of its student body representing New Degreed Enrollment increases.
Restructuring and Other Charges
The U.S. higher education industry is experiencing unprecedented, rapidly developing changes that challenge many of the core principles underlying the industry. We began initiating restructuring activities in fiscal year 2011 to reengineer and simplify our business processes and refine our educational delivery systems to improve the efficiency and effectiveness of our services to students. We have continued restructuring activities in fiscal year 2015 as we further reduce the size of our services infrastructure and associated operating expenses to align with our reduced enrollment and revenue.
We incurred $19.0 million of restructuring expense in the three months ended November 30, 2014. This consisted of $8.4 million attributable to new restructuring activities initiated after fiscal year 2014, and the remaining portion relates to activities initiated prior to fiscal year 2015.

•
Fiscal Year 2015 Restructuring - The expense associated with new restructuring activities initiated after fiscal year 2014 consisted of $4.6 million of severance and other employee separation costs associated with the elimination of approximately 200 positions. The substantial majority of the remaining restructuring expense during the first quarter of fiscal year 2015 represented costs associated with termination of a curriculum-based contract. The expense associated with these activities is reflected in our segment reporting as follows: $0.3 million in University of Phoenix and $8.1 million in Other.

We do not expect to incur material future charges related to these restructuring activities; however, we intend to further reduce the size of our services infrastructure and associated operating expenses to align with our reduced enrollment and revenue, and expect to incur material charges associated with future restructuring activities.

•
Prior Fiscal Year Restructuring - Our restructuring activities initiated prior to fiscal year 2015 principally include rationalizing our administrative real estate facilities, closing 115 University of Phoenix ground locations, which at the time was intended to result in 110 remaining ground locations, and workforce reductions. University of Phoenix began closing its ground locations during fiscal year 2013 and has maintained locations throughout the U.S. and Puerto Rico. However, University of Phoenix continues to evaluate the extent, functionality and location of its ground facilities and to close facilities that are underutilized or unnecessary.

The substantial majority of the expense associated with restructuring activities initiated prior to fiscal year 2015 represents an increase in our estimated future cash payments associated with certain lease obligations included in the

University of Phoenix ground location rationalization discussed above. We do not expect to incur material charges related to the remaining space expected to be vacated. However, we will incur interest accretion and may record additional adjustments associated with the estimated lease obligations, which involves significant judgment, in future periods.
Refer to Note 2, Restructuring and Other Charges, in Item 1, Financial Statements, which is incorporated herein by reference, for further information on our restructuring activities.
Acquisition Costs and Contingent Consideration Charges
The $3.2 million during the three months ended November 30, 2014 principally represents costs associated with our acquisition of FAEL completed in December 2014 as discussed in the Overview of this MD&A, and diligence costs related to other potential acquisitions that were not completed.
Provision for Income Taxes
Our effective income tax rate for continuing operations was 44.1% and 41.4% for the three months ended November 30, 2014 and 2013, respectively. The decrease in income before income taxes caused our nondeductible items, including foreign losses for which we cannot take a tax benefit, to have a more significant adverse impact on our effective tax rate in the first quarter of fiscal year 2015 compared to the prior year.
Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2014	2013	$ Change	% Change
Net revenue
University of Phoenix	$592,853	$744,863	$(152,010)	(20.4)%
Apollo Global	115,140	91,159	23,981	26.3%
Other	11,059	12,126	(1,067)	(8.8)%
Net revenue	$719,052	$848,148	$(129,096)	(15.2)%
Operating income (loss)
University of Phoenix	$93,511	$183,473	$(89,962)	(49.0)%
Apollo Global	(4,842)	2,217	(7,059)	*
Other	(28,175)	(15,329)	(12,846)	(83.8)%
Operating income	$60,494	$170,361	$(109,867)	(64.5)%
* Not meaningful
University of Phoenix
University of Phoenix’s net revenue decreased $152.0 million, or 20.4%, during the three months ended November 30, 2014 compared to the prior year, which was principally attributable to lower enrollment. The University’s net revenue also declined as a result of the increased use of discounts, grants and scholarships to attract students and reward persistence, and the decline in student retention that we believe was in part due to technical challenges associated with the new online student classroom. See further discussion in Overview of this MD&A.
In connection with the new emphasis by University of Phoenix on the distinctiveness of its colleges, the University evaluated pricing on a programmatic basis and determined changes were appropriate for a number of its programs. Accordingly, the University implemented selective price changes, including decreases, on a program by program basis, effective near the end of the first quarter of fiscal year 2015. Future net revenue will be impacted by these and other pricing changes, changes in enrollment and student mix within programs, and discounts, grants and scholarships.

The following details University of Phoenix student enrollment for the respective periods:

	Three Months Ended November 30,
(Rounded to the nearest hundred)	2014	2013	% Change
Degreed Enrollment(1)	227,400	263,000	(13.5)%
New Degreed Enrollment(2)	39,600	41,700	(5.0)%
Average Degreed Enrollment(3)	230,500	266,000	(13.3)%
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
University of Phoenix Average Degreed Enrollment decreased 13.3% in the three months ended November 30, 2014 compared to the prior year. We believe University of Phoenix enrollment has been adversely impacted by unprecedented, rapidly developing changes and increasing competition in the U.S. higher education industry as further discussed in the Overview of this MD&A. We are working to enhance our offerings to remain competitive and to more effectively deliver a quality student experience at the right value. Certain of our initiatives under consideration could adversely impact our operating results, especially in the short-term.
University of Phoenix’s operating income decreased $90.0 million, or 49.0%, in the three months ended November 30, 2014 compared to the prior year. The University’s operating margin was 15.8% and 24.6% in the first quarter of fiscal years 2015 and 2014, respectively, and its operating results were impacted by restructuring and other charges of $10.2 million and $25.4 million in the respective periods. The decrease in operating income was principally attributable to lower net revenue, which was partially offset by decreases in faculty and curriculum costs associated with lower enrollment, lower costs including rent and compensation attributable to our restructuring activities, and lower advertising costs.
Apollo Global
Apollo Global net revenue increased $24.0 million, or 26.3%, during the three months ended November 30, 2014 compared to the prior year. The increase was primarily due to revenue from Open Colleges and Milpark Education, which were acquired in December 2013 and May 2014, respectively, and an increase in enrollment at our other international institutions. This was partially offset by a decrease associated with changes in foreign exchange rates.
Apollo Global’s operating loss was $4.8 million during the three months ended November 30, 2014 compared to operating income of $2.2 million in the prior year. Apollo Global’s operating results include the following during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2014	2013
Depreciation and amortization	$10,471	$6,359
Acquisition costs and contingent consideration charges	1,686	—
Restructuring and other charges	58	1,263
The decline in operating results in the first quarter of fiscal year 2015 compared to the prior year was principally due to costs associated with Apollo Global’s recent acquisitions and the negative near term impact of Open Colleges. Open Colleges’ educational offerings generally extend beyond one year and the associated revenue is recognized over the contractual period that students are provided access to complete their program, or the time period it takes students to complete their program, as applicable. However, Open Colleges’ operating costs are period costs that are expensed as incurred and a substantial portion are incurred before, or soon after, the students begin their programs. Accordingly, as a result of Open Colleges’ rapid growth, service model, and cost structure, Apollo Global’s operating results are negatively impacted in the near term. However, these factors do not have the same adverse impact on cash flows generated from Open Colleges. Additionally, Apollo Global’s deferred revenue has increased substantially following the Open Colleges’ acquisition, and we expect its deferred revenue to continue to increase, perhaps rapidly, as Open Colleges continues to grow. Apollo Global’s deferred revenue was approximately $172 million and $85 million as of November 30, 2014 and 2013, respectively.

Other
Other net revenue decreased $1.1 million during the three months ended November 30, 2014 compared to the prior year. The decrease was principally attributable to lower enrollment at Western International University.
Operating losses increased $12.8 million during the three months ended November 30, 2014 compared to the prior year. This was principally attributable to an increase in restructuring charges and increased losses at Western International University.
Liquidity, Capital Resources and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in initiatives to improve student outcomes, investments in opportunities for targeted growth through new education offerings or programs, expansion of our global operations through acquisitions or other initiatives, and share repurchases.
Although we currently have substantial available liquidity, our ability to access the credit markets and other sources of liquidity, including utilization of our Revolving Credit Facility described below, may be adversely affected if we experience regulatory compliance challenges, including, but not limited to, maintaining a U.S. Department of Education financial responsibility composite score of at least 1.5, reduced availability of Title IV program funding, or other adverse effects on our business from regulatory or legislative changes. Additionally, we believe that due to recent developments in the proprietary education sector, capital has become less accessible to, and more expensive for, proprietary education providers like us. For a detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1A, Risk Factors, in our 2014 Annual Report on Form 10-K.
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic operations and placed with high-credit-quality financial institutions. The following provides a summary of these financial instruments as of the respective periods:

				% of Total Assets at
($ in thousands)	November 30, 2014	August 31, 2014	% Change	November 30, 2014	August 31, 2014
Cash and cash equivalents	$584,976	$1,228,813	(52.4)%	24.1%	39.7%
Restricted cash and cash equivalents	226,921	224,135	1.2%	9.4%	7.2%
Marketable securities(1)	205,687	187,472	9.7%	8.5%	6.1%
Total	$1,017,584	$1,640,420	(38.0)%	42.0%	53.0%
(1) Represents current marketable securities. We also have $73.6 million and $87.8 million of long-term marketable securities as of November 30, 2014 and August 31, 2014, respectively, that principally includes securities maturing in less than three years.
Cash and cash equivalents (excluding restricted cash) decreased $643.8 million primarily due to:

•	$593.2 million of payments on borrowings (net of proceeds from borrowings);

•	$34.5 million paid for contingent consideration associated with our Open Colleges acquisition, which includes $21.4 million and $13.1 million in financing and operating activities, respectively;

•	$20.3 million for capital expenditures; and

•	$20.1 million for share repurchases.
The above items were partially offset by $18.3 million of cash provided by operations, which was adversely impacted by a portion of the contingent consideration payment as discussed above.
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of November 30, 2014, the earnings from these operations were not significant.
As of November 30, 2014, we had $129.0 million of money market funds included in cash and restricted cash equivalents that we measure at fair value. Our remaining cash and cash equivalents included in the above table approximate fair value because of the short-term nature of the financial instruments.

Our current marketable securities, which principally include corporate bonds, tax-exempt municipal bonds, and time deposits, have original maturities to us greater than three months, and contractual maturities that will occur within one year. Our current marketable securities are classified as available-for-sale and are measured at fair value. We determine the fair value of these investments using a market approach with Level 2 observable inputs including quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active. Refer to Note 4, Financial Instruments, in Item 1, Financial Statements.
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
We borrowed $585.0 million and had approximately $24 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2014. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2015. As of November 30, 2014, we have approximately $46 million of outstanding letters of credit under the Revolving Credit Facility.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points. The weighted average interest rate on outstanding short-term borrowings under the Revolving Credit Facility at August 31, 2014 was 3.5%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at November 30, 2014 and August 31, 2014.
Other debt principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at November 30, 2014 and August 31, 2014 was 5.6% and 5.8%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.
Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2014	2013
Net income	$32,469	$99,041
Non-cash items	71,815	68,734
Changes in assets and liabilities	(85,985)	(38,878)
Net cash provided by operating activities	$18,299	$128,897
Three Months Ended November 30, 2014 - Our non-cash items primarily consisted of $36.4 million of depreciation and amortization, a $17.4 million provision for uncollectible accounts receivable, and $10.7 million of share-based compensation. The changes in assets and liabilities primarily consisted of the following:

•	a $50.3 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•
a $48.2 million decrease in accrued and other liabilities principally attributable to the payment of accrued bonuses, the timing of our payroll cycle and the payment of the Open Colleges contingent consideration discussed above; and

•	a $26.1 million decrease in student deposits principally attributable to the timing of course starts at BPP.
The above changes were partially offset by a $29.8 million increase in deferred revenue principally attributable to the timing of course starts at BPP, and a $20.0 million decrease in prepaid taxes primarily due to the timing of our quarterly tax payments.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of November 30, 2014, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 23 days compared to 21 days as of August 31, 2014 and November 30, 2013. The increase in our days sales outstanding was principally attributable to higher University of Phoenix gross student receivables as of November 30, 2014 in part due to the timing of Title IV funds received by the University at the end of the respective fiscal quarters.
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
Investing Activities
The following provides a summary of our investing cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2014	2013
Capital expenditures	$(20,337)	$(34,366)
Purchases of marketable securities, net	(5,516)	(88,921)
Other	405	—
Net cash used in investing activities	$(25,448)	$(123,287)
Financing Activities
The following provides a summary of our financing cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2014	2013
Payments on borrowings, net	$(593,226)	$(615,925)
Payment for contingent consideration	(21,371)	—
Share repurchases	(20,064)	(16,871)
Other	446	796
Net cash used in financing activities	$(634,215)	$(632,000)
Three Months Ended November 30, 2014 - Cash used in financing activities primarily consisted of $593.2 million used for payments on borrowings (net of proceeds from borrowings), $21.4 million representing the financing portion of our Open Colleges contingent consideration payment discussed above, and $20.1 million used for share repurchases. Share repurchases consisted of $18.1 million used to repurchase 0.7 million shares at a weighted average purchase price of $26.72 per share, and additional repurchases related to tax withholding requirements on restricted stock units.
As of November 30, 2014, we had $72.2 million available under our share repurchase authorization. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
Three Months Ended November 30, 2013 - Cash used in financing activities primarily consisted of $615.9 million used for payments on borrowings, and $16.9 million used for share repurchases. Share repurchases consisted of $15.0 million used to repurchase 0.6 million shares at a weighted average purchase price of $26.02 per share, and additional repurchases related to tax withholding requirements on the restricted stock units.

Contractual Obligations and Other Commercial Commitments
During the three months ended November 30, 2014, we repaid the entire amount borrowed on our Revolving Credit Facility of $585.0 million, and paid $34.5 million of contingent consideration associated with our Open Colleges acquisition. There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2014 through November 30, 2014. Information regarding our contractual obligations and other commercial commitments is provided in our 2014 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since August 31, 2014. For a discussion of our exposure to market risk, refer to our 2014 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended November 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings, which is incorporated into this Item 1 of Part II by this reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During the fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $72.2 million remained available as of November 30, 2014. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.
During the three months ended November 30, 2014, we repurchased 0.7 million shares of our Class A common stock at a total cost of $18.1 million, representing a weighted average purchase price of $26.72 per share. The following details changes in our treasury stock during the three months ended November 30, 2014:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase Under the Plans or Programs
Treasury stock as of August 31, 2014	79,585	$49.46	79,585	$90,316
New authorizations	—	—	—	—
Share repurchases	261	26.56	261	(6,946)
Share reissuances	(18)	49.39	(18)	—
Treasury stock as of September 30, 2014	79,828	$49.39	79,828	$83,370
New authorizations	—	—	—	—
Share repurchases	283	25.71	283	(7,272)
Share reissuances	(111)	49.31	(111)	—
Treasury stock as of October 31, 2014	80,000	$49.98	80,000	$76,098
New authorizations	—	—	—	—
Share repurchases	133	29.16	133	(3,874)
Share reissuances	(20)	49.27	(20)	—
Treasury stock as of November 30, 2014	80,113	$49.27	80,113	$72,224
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
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended November 30, 2014.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Form of Restricted Stock Unit Award Agreement With Performance Condition, Partial Service Vesting Acceleration and Deferral (used for awards to Gregory W. Cappelli in and after August 2016)
10.2
Form of Restricted Stock Unit Award Agreement With Performance Condition, Partial Service Vesting Acceleration and Deferral (used for awards to officers other than Gregory W. Cappelli in and after August 2016)

10.3	Deferral Election Form for Restricted Stock Unit Awards granted in and after August 2016
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO EDUCATION GROUP, INC. An Arizona Corporation
Date: January 8, 2015

By:	/s/ Brian L. Swartz
Brian L. Swartz Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)