Form 10-Q
period 2015-02-28
APOLLO EDUCATION GROUP INC
filed 2015-03-25
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
As of March 18, 2015, the following shares of stock were outstanding:

Apollo Education Group, Inc. Class A common stock, no par value	107,178,079 Shares
Apollo Education Group, Inc. Class B common stock, no par value	475,149 Shares

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2015

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
In this report, we refer to Apollo Education Group, Inc. as “the Company,” “Apollo Education Group,” “Apollo,” “APOL,” “we,” “us” or “our.”

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	February 28, 2015	August 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$566,078	$1,228,813
Restricted cash and cash equivalents	224,987	224,135
Marketable securities	193,745	187,472
Accounts receivable, net	235,453	225,398
Prepaid taxes	55,113	34,006
Deferred tax assets	82,018	83,871
Other current assets	55,344	58,855
Total current assets	1,412,738	2,042,550
Marketable securities	75,096	87,811
Property and equipment, net	402,920	435,733
Goodwill	248,632	259,901
Intangible assets, net	167,768	189,365
Deferred tax assets	50,400	37,335
Other assets	48,387	40,240
Total assets	$2,405,941	$3,092,935
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$15,664	$609,506
Accounts payable	72,294	63,907
Student deposits	262,387	280,562
Deferred revenue	261,428	225,818
Accrued and other current liabilities	308,181	363,607
Total current liabilities	919,954	1,543,400
Long-term debt	45,157	47,590
Deferred tax liabilities	25,715	22,674
Other long-term liabilities	225,884	233,942
Total liabilities	1,216,710	1,847,606
Commitments and contingencies
Redeemable noncontrolling interests	55,621	64,527
Shareholders’ equity:
Preferred stock, no par value	—	—
Apollo Class A nonvoting common stock, no par value	103	103
Apollo Class B voting common stock, no par value	1	1
Additional paid-in capital	—	—
Apollo Class A treasury stock, at cost	(3,965,057)	(3,936,607)
Retained earnings	5,152,466	5,143,949
Accumulated other comprehensive loss	(54,574)	(27,320)
Total Apollo shareholders’ equity	1,132,939	1,180,126
Noncontrolling interests	671	676
Total equity	1,133,610	1,180,802
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,405,941	$3,092,935
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2015	2014	2015	2014
Net revenue	$578,572	$672,754	$1,297,624	$1,520,902
Costs and expenses:
Instructional and student advisory	293,073	316,577	617,337	653,779
Marketing	127,421	139,272	256,214	273,101
Admissions advisory	57,840	53,121	114,925	102,819
General and administrative	70,598	67,275	142,965	142,054
Depreciation and amortization	34,819	37,465	71,223	73,803
Provision for uncollectible accounts receivable	11,969	11,534	29,367	25,512
Restructuring and impairment charges	35,536	15,209	54,564	47,172
Acquisition and other related costs	1,742	13,005	4,961	13,005
Litigation charges	100	9,000	100	9,000
Total costs and expenses	633,098	662,458	1,291,656	1,340,245
Operating (loss) income	(54,526)	10,296	5,968	180,657
Interest income	740	599	1,329	1,167
Interest expense	(1,739)	(1,983)	(3,401)	(4,069)
Other (loss) income, net	(1,146)	107	(2,431)	914
(Loss) income from continuing operations before income taxes	(56,671)	9,019	1,465	178,669
Benefit from (provision for) income taxes	20,533	5,130	(5,134)	(65,088)
(Loss) income from continuing operations	(36,138)	14,149	(3,669)	113,581
Loss from discontinued operations, net of tax	—	(1,972)	—	(2,363)
Net (loss) income	(36,138)	12,177	(3,669)	111,218
Net loss attributable to noncontrolling interests	2,528	2,428	3,844	2,278
Net (loss) income attributable to Apollo	$(33,610)	$14,605	$175	$113,496
Earnings (loss) per share - Basic:
Continuing operations attributable to Apollo	$(0.31)	$0.15	$—	$1.03
Discontinued operations attributable to Apollo	—	(0.02)	—	(0.02)
Basic (loss) income per share attributable to Apollo	$(0.31)	$0.13	$—	$1.01
Earnings (loss) per share - Diluted:
Continuing operations attributable to Apollo	$(0.31)	$0.15	$—	$1.02
Discontinued operations attributable to Apollo	—	(0.02)	—	(0.02)
Diluted (loss) income per share attributable to Apollo	$(0.31)	$0.13	$—	$1.00
Basic weighted average shares outstanding	108,166	112,151	108,375	112,742
Diluted weighted average shares outstanding	108,166	113,380	109,337	113,676
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2015	2014	2015	2014
Net (loss) income	$(36,138)	$12,177	$(3,669)	$111,218
Other comprehensive (loss) income (net of tax):
Currency translation (loss) gain(1)	(20,212)	4,483	(37,992)	7,318
Change in fair value of available-for-sale securities(1)	315	—	241	—
Comprehensive (loss) income	(56,035)	16,660	(41,420)	118,536
Comprehensive loss attributable to noncontrolling interests	8,469	1,748	14,341	1,499
Comprehensive (loss) income attributable to Apollo	$(47,566)	$18,408	$(27,079)	$120,035
(1) The tax effect on each component of other comprehensive (loss) income during the three and six months ended February 28, 2015 and 2014, respectively, is not significant.
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock				Additional Paid-in Capital	Apollo Class A Treasury Stock			Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Noncontrolling Interests
	Class A Nonvoting		Class B Voting					Retained Earnings				Total Equity	Redeemable Noncontrolling Interests
(In thousands)	Shares	Stated Value	Shares	Stated Value		Shares	Cost
Balance as of August 31, 2014	188,007	$103	475	$1	$—	79,585	$(3,936,607)	$5,143,949	$(27,320)	$1,180,126	$676	$1,180,802	$64,527
Share repurchases	—	—	—	—	—	1,527	(40,318)	—	—	(40,318)	—	(40,318)	—
Share reissuances	—	—	—	—	(21,208)	(282)	11,868	10,335	—	995	—	995	—
Net tax effect for stock incentive plans	—	—	—	—	(2,370)	—	—	—	—	(2,370)	—	(2,370)	—
Share-based compensation	—	—	—	—	21,914	—	—	—	—	21,914	—	21,914	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(27,495)	(27,495)	(73)	(27,568)	(10,424)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	241	241	—	241	—
Acquisition	—	—	—	—	—	—	—	—	—	—	—	—	3,437
Redemption value adjustments	—	—	—	—	—	—	—	(1,993)	—	(1,993)	—	(1,993)	1,993
Net income (loss)	—	—	—	—	—	—	—	175	—	175	68	243	(3,912)
Other	—	—	—	—	1,664	—	—	—	—	1,664	—	1,664	—
Balance as of February 28, 2015	188,007	$103	475	$1	$—	80,830	$(3,965,057)	$5,152,466	$(54,574)	$1,132,939	$671	$1,133,610	$55,621

Balance as of August 31, 2013	188,007	$103	475	$1	$—	75,182	$(3,824,758)	$4,978,815	$(36,563)	$1,117,598	$411	$1,118,009	$—
Share repurchases	—	—	—	—	—	2,403	(72,237)	—	—	(72,237)	—	(72,237)	—
Share reissuances	—	—	—	—	(15,008)	(391)	16,601	200	—	1,793	—	1,793	—
Net tax effect for stock incentive plans	—	—	—	—	(7,502)	—	—	—	—	(7,502)	—	(7,502)	—
Share-based compensation	—	—	—	—	22,510	—	—	—	—	22,510	—	22,510	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	6,539	6,539	103	6,642	676
Acquisition	—	—	—	—	—	—	—	—	—	—	—	—	51,197
Net income (loss)	—	—	—	—	—	—	—	113,496	—	113,496	207	113,703	(2,485)
Balance as of February 28, 2014	188,007	$103	475	$1	$—	77,194	$(3,880,394)	$5,092,511	$(30,024)	$1,182,197	$721	$1,182,918	$49,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,
($ in thousands)	2015	2014
Operating activities:
Net (loss) income	$(3,669)	$111,218
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation	21,914	22,510
Excess tax benefits from share-based compensation	(236)	—
Depreciation and amortization	71,223	73,803
Accelerated depreciation included in restructuring	4,272	4,316
Loss (gain) on asset dispositions and impairment charges, net	21,228	(1,984)
Non-cash foreign currency loss, net	1,362	596
Provision for uncollectible accounts receivable	29,367	25,512
Deferred income taxes	(10,434)	(6,255)
Changes in assets and liabilities, excluding the impact of acquisitions and disposition:
Restricted cash and cash equivalents	(1,002)	(24,165)
Accounts receivable	(51,199)	(6,469)
Prepaid taxes	(21,440)	15,230
Other assets	(3,771)	(11,445)
Accounts payable	7,870	(11,454)
Student deposits	(15,873)	17,409
Deferred revenue	47,821	32,881
Accrued and other liabilities	(42,320)	(48,219)
Net cash provided by operating activities	55,113	193,484
Investing activities:
Purchases of property and equipment	(43,310)	(58,119)
Purchases of marketable securities	(109,544)	(227,978)
Maturities and sales of marketable securities	113,651	105,237
Acquisitions, net of cash acquired	(21,166)	(94,937)
Other	467	3,446
Net cash used in investing activities	(59,902)	(272,351)
Financing activities:
Payments on borrowings	(599,925)	(619,268)
Proceeds from borrowings	4,515	—
Share repurchases	(38,718)	(72,237)
Share reissuances	995	1,793
Excess tax benefits from share-based compensation	236	—
Payment for contingent consideration	(21,371)	—
Net cash used in financing activities	(654,268)	(689,712)
Exchange rate effect on cash and cash equivalents	(3,678)	34
Net decrease in cash and cash equivalents	(662,735)	(768,545)
Cash and cash equivalents, beginning of period	1,228,813	1,414,485
Cash and cash equivalents, end of period	$566,078	$645,940
Supplemental disclosure of cash flow and non-cash information:
Cash paid for income taxes, net of refunds	$37,346	$70,868
Cash paid for interest	3,514	3,911
Restricted stock units vested and released	6,255	7,104
Unsettled share repurchases	1,600	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Operations and Significant Accounting Policies
Apollo Education Group, Inc. is one of the world’s largest private education providers, serving students since 1973. Through our subsidiaries, we offer undergraduate, graduate, professional development and other nondegree educational programs and services, online and on-campus principally to working learners. Our educational programs and services are offered throughout the United States and in Europe, Australia, Latin America, Africa and Asia, as well as online throughout the world. Refer to Note 17, Segment Reporting, for further information regarding our education platforms.
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

Because of the seasonal nature of our business and other factors, the results of operations for the three and six months ended February 28, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.
Reclassifications
We reclassified certain previously reported amounts to conform to our current presentation as follows:

•
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

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
We began presenting litigation charges as a component of the change in accrued and other liabilities on our Condensed Consolidated Statements of Cash Flows, which did not impact total cash provided by operating activities; and

•
As discussed in Note 3, Discontinued Operations, we began presenting Institute for Professional Development’s operating results as discontinued operations on our Condensed Consolidated Statements of Operations.

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
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, and early adoption is permitted. We do not expect to early adopt ASU 2014-08, which will be effective for us on September 1, 2015 and will apply to disposals that have not yet been reported in our financial statements as of the adoption date. Accordingly, the standard will not impact our previously reported disposals, and we will apply the standard to any disposals that occur after adoption.
Note 2. Restructuring and Impairment Charges
Restructuring and impairment charges includes the following for the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2015	2014	2015	2014
Restructuring charges	$16,587	$15,209	$35,615	$47,172
Intangibles impairment	12,999	—	12,999	—
Property and equipment impairment	5,950	—	5,950	—
Restructuring and impairment charges	$35,536	$15,209	$54,564	$47,172
The U.S. higher education industry continues to experience unprecedented, rapidly developing changes that challenge many of the core principles underlying the industry. We began initiating restructuring activities in fiscal year 2011 to reengineer our business processes and educational delivery systems to improve the efficiency and effectiveness of our services to students. We have continued restructuring activities in fiscal year 2015 as we further reduce costs to align with our lower enrollment and revenue.
Our restructuring activities initiated prior to fiscal year 2015 principally include rationalizing our administrative real estate facilities, closing 115 University of Phoenix ground locations, and workforce reductions. During the six months ended February 28, 2015, we incurred $23.3 million of expense associated with restructuring activities initiated prior to fiscal year 2015. The substantial majority of the expense represents an increase in our estimated future cash payments associated with certain lease obligations included in the University of Phoenix ground location rationalization discussed above. We do not expect to incur material charges related to the remaining space expected to be vacated. However, we will incur interest accretion and may record additional adjustments associated with the estimated lease obligations, which involves significant judgment, in future periods.
During the six months ended February 28, 2015, we incurred $12.3 million of restructuring expense associated with new restructuring activities initiated after fiscal year 2014. The expense consisted of $8.5 million of severance and other employee separation costs associated with the elimination of approximately 300 positions. The majority of the remaining restructuring expense represents costs associated with termination of a curriculum-based contract. The expense associated with these activities for the six months ended February 28, 2015 is reflected in our segment reporting as follows: $1.1 million in University of Phoenix and $11.2 million in Other.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following details the changes in our restructuring liabilities during the six months ended February 28, 2015:

	Lease and Related Costs, Net		Severance and Other Employee Separation Costs		Other Restructuring Related Costs		Total
($ in thousands)	2015 Restructuring	Prior Year Restructuring(1)	2015 Restructuring	Prior Year Restructuring(1)	2015 Restructuring	Prior Year Restructuring(1)
August 31, 2014	$—	$96,204	$—	$5,687	$—	$1,192	$103,083
Expense	—	10,094	4,643	167	3,767	357	19,028
Other	—	(2,605)	(752)	—	—	—	(3,357)
Payments	—	(13,562)	(346)	(5,687)	(617)	(389)	(20,601)
November 30, 2014	—	90,131	3,545	167	3,150	1,160	98,153
Expense	—	12,014	3,860	426	—	287	16,587
Other	—	(2,530)	(635)	—	—	—	(3,165)
Payments	—	(13,290)	(2,801)	(475)	—	(704)	(17,270)
February 28, 2015(2)	$—	$86,325	$3,969	$118	$3,150	$743	$94,305
(1) We have incurred $367 million of cumulative costs associated with prior year restructuring as of February 28, 2015, which includes lease exit, employee separation, and other related costs of $241 million, $84 million and $42 million, respectively. These cumulative costs have been reflected in our segment reporting as follows: $285 million in University of Phoenix, $18 million in Apollo Global, and $64 million in Other.
(2) The gross, undiscounted obligation associated with our restructuring liabilities as of February 28, 2015 was approximately $167 million, which principally represents non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.
We intend to further reduce costs to align with our lower enrollment and revenue, and expect to incur material charges associated with other future restructuring activities. These efforts include University of Phoenix continuing to actively evaluate the extent, functionality and location of its ground facilities and the potential closure of additional facilities in the future that are determined to be underutilized or unnecessary.
Impairment Charges
In February 2015, University of Phoenix ceased using certain technology that had been incorporated into its academic platform. The University had finite-lived intangibles with a remaining carrying value of $13.0 million associated with this technology. We do not expect any future cash flows associated with this technology over its remaining useful life and, accordingly, we recorded a $13.0 million impairment charge during the second quarter of fiscal year 2015.
Based on developments and trends at University of Phoenix during the second quarter of fiscal year 2015, we evaluated the property and equipment at University of Phoenix’s remaining ground locations for recoverability. Accordingly, we compared the estimated undiscounted cash flows of the locations over the remaining useful lives of their fixed assets to the carrying amount of their fixed assets. Based on our analysis, we recorded $6.0 million of impairment charges during the second quarter of fiscal year 2015. Changes to our business or other circumstances could lead to additional impairments in the future.
Note 3. Discontinued Operations
During fiscal year 2014, we sold the assets of our subsidiary Institute for Professional Development (“IPD”) for $4 million. IPD had insignificant assets and liabilities as of the date of sale and as a result, we realized an immaterial gain on sale. We sold IPD because its business was no longer consistent with our long-term strategic objectives due to recent operating losses and limitations on our ability to further develop and expand the domestic business. We do not have significant continuing involvement with IPD after the sale and, accordingly, IPD’s operating results are presented as discontinued operations on our Condensed Consolidated Statements of Operations. We determined that cash flows from our discontinued operations are not material and are included with cash flows from continuing operations on our Condensed Consolidated Statements of Cash Flows. IPD was previously included in Other in our segment reporting.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes IPD’s operating results for the three and six months ended February 28, 2014, which are presented in loss from discontinued operations, net of tax on our Condensed Consolidated Statements of Operations:

($ in thousands)	Three Months Ended February 28, 2014	Six Months Ended February 28, 2014
Net revenue	$6,304	$14,491
Costs and expenses	(9,470)	(18,224)
Loss from discontinued operations before income taxes	(3,166)	(3,733)
Benefit from income taxes	1,194	1,370
Loss from discontinued operations, net of tax	$(1,972)	$(2,363)
The operating results of our discontinued operations only include revenues and costs directly attributable to the discontinued operations. Accordingly, no interest expense or general corporate overhead have been allocated to IPD. IPD did not meet the held for sale criteria until the period it was sold.
Note 4. Acquisitions
Fiscal Year 2015 Acquisition
On December 4, 2014, Apollo Global acquired a 75% interest in Sociedade Técnica Educacional da Lapa S.A., a provider of postsecondary educational programs in Brazil under the name Faculdade da Educacional da Lapa (“FAEL”). This acquisition provides access to a new market and supports our strategy to diversify and expand our global operations. We made an initial cash payment of R$73.8 million (equivalent to $28.9 million on the acquisition date), and the acquisition includes a potential contingent consideration payment in the future that is principally based on FAEL’s calendar year 2018 net revenue. The contingent payment has a maximum of approximately R$34 million (equivalent to $13.3 million on the acquisition date), and its fair value on the acquisition date was insignificant based on our estimate of FAEL’s future revenue in relation to the contingent payment threshold as defined in the acquisition agreement. We incurred $1.2 million of transaction costs in connection with this acquisition and these costs are included in acquisition and other related costs on our Condensed Consolidated Statements of Operations in the six months ended February 28, 2015.
In connection with the acquisition, we also have the option to buy the remaining noncontrolling interests, and the noncontrolling shareholders have the option to sell their shares to us, beginning in the third quarter of our fiscal year 2019, or earlier in limited circumstances. The prices for these options are based on a formula specified at the acquisition date and are principally based on a multiple of FAEL’s operating results as defined in the acquisition agreement. There is no minimum or maximum price for these options. Since the options are embedded in the shares owned by the noncontrolling shareholders and the shareholders have the option to redeem their shares, we have classified the noncontrolling interests as redeemable equity on our Condensed Consolidated Balance Sheets. Subsequent to recording the noncontrolling interests at fair value on the acquisition date, as discussed further below, we record the redeemable noncontrolling interests at the greater of the carrying value or the redemption value because the interests are probable of becoming redeemable. We determine the redemption value using the formula specified at the acquisition date, and by assuming the end of each period is the redemption date. We record redemption value adjustments through retained earnings.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We accounted for the acquisition as a business combination and the following details our preliminary allocation of the purchase price to the assets acquired and liabilities assumed at fair value:

($ in thousands)
Cash and cash equivalents	$7,685
Intangibles:
Trademark (indefinite useful life)	9,223
Accreditation (indefinite useful life)	5,940
Course curriculum (4 year useful life)	1,212
Other (4 year useful life)	4,182
Goodwill	14,538
Other assets	2,877
Liabilities	(13,369)
Total assets acquired and liabilities assumed	32,288
Less: Fair value of redeemable noncontrolling interests	(3,437)
Total fair value of consideration transferred	28,851
Less: Cash acquired	(7,685)
Cash paid for acquisition, net of cash acquired	$21,166
The above purchase price allocation is preliminary and subject to revision as we finalize the valuation of intangible assets, and as additional information about the fair value of other assets and liabilities becomes available.
We determined the fair value of assets acquired, liabilities assumed and the redeemable noncontrolling interests based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the respective items. We used the following assumptions, the majority of which include significant unobservable inputs, and valuation methodologies to determine fair value:

•
Intangibles - We used income approaches to value the substantial majority of the acquired intangibles. The trademark was valued using the relief-from-royalty method, which represents the benefit of owning the intangible asset rather than paying royalties for its use. We used the excess earnings method or the with and with-out method for the remaining intangibles valued using income approaches.

•	Other assets and liabilities - The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.

•
Redeemable noncontrolling interests - We estimated the fair value of the redeemable noncontrolling interests principally as the noncontrolling ownership percentage of the implied fair value of FAEL’s total equity. We reduced the fair value of the noncontrolling interest for certain discounts including lack of control.

We recorded $14.5 million of goodwill as a result of the FAEL acquisition, which may become deductible for tax purposes in the future. The goodwill is principally attributable to the future earnings potential associated with student growth and other intangibles that do not qualify for separate recognition such as the assembled workforce. The goodwill is included in our Apollo Global reportable segment and we have selected a July 1 annual goodwill impairment test date.
We assigned an indefinite useful life to the acquired trademark and accreditation intangibles as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and, as applicable, we intend to renew the intangibles and renewal can be accomplished at little cost. We determined all of the other acquired intangibles are finite-lived and we are amortizing them on either a straight-line or an accelerated basis that reflects the pattern in which we expect the economic benefits of the assets to be consumed. The weighted average original useful life of the acquired finite-lived intangibles was 4 years. Refer to Note 7, Goodwill and Intangibles, for the estimated future amortization of our finite-lived intangibles.
FAEL’s operating results are included in our consolidated financial statements from date of acquisition. We have not provided pro forma information or FAEL’s revenue and operating results because the results of operations are not material to our consolidated results of operations.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fiscal Year 2014 Acquisition
On December 20, 2013, Apollo Global acquired 70% of the outstanding shares of Open Colleges, a provider of education and training to adult learners in Australia. We paid A$110.3 million (equivalent to$98.1 million on the transaction date), plus contingent consideration, which we initially measured at $21.4 million based on information available as of the acquisition date. We settled the contingent consideration during fiscal year 2015 as discussed at Note 8, Fair Value Measurements.
We accounted for the Open Colleges acquisition as a business combination and Open Colleges’ operating results are included in our consolidated financial statements from the date of acquisition. We have not provided pro forma information or Open Colleges’ revenue and operating results because the results of operations are not material to our consolidated results of operations.
The acquisition purchase price allocation is summarized below:

($ in thousands)
Net working capital deficit(1)	$(10,979)
Property and equipment	2,684
Finite-lived intangibles	60,575
Goodwill	127,656
Deferred taxes, net(1)	(9,279)
Total assets acquired and liabilities assumed	170,657
Less: Fair value of redeemable noncontrolling interests	(51,197)
Total fair value of consideration transferred	119,460
Less: Fair value of contingent consideration	(21,371)
Less: Cash acquired	(3,152)
Cash paid for acquisition, net of cash acquired	$94,937
(1) Net working capital deficit and deferred taxes, net include approximately $33 million of assumed liabilities.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Financial Instruments
We invest our excess cash in a variety of marketable securities, which are all classified as available-for-sale. The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by significant financial instrument category as of the respective periods:

	February 28, 2015
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$657,122	$—	$—	$657,122	$657,122	$—	$—
Level 1:
Money market funds	108,666	—	—	108,666	108,666	—	—
Level 2:
Corporate bonds	128,979	62	(180)	128,861	—	80,069	48,792
Tax-exempt municipal bonds	76,244	79	(199)	76,124	202	63,479	12,443
Time deposits	50,180	—	—	50,180	25,075	25,105	—
Other	39,001	8	(56)	38,953	—	25,092	13,861
Total	$1,060,192	$149	$(435)	$1,059,906	$791,065	$193,745	$75,096

	August 31, 2014
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$1,295,395	$—	$—	$1,295,395	$1,295,395	$—	$—
Level 1:
Money market funds	132,508	—	—	132,508	132,508	—	—
Level 2:
Tax-exempt municipal bonds	106,543	155	(11)	106,687	—	78,443	28,244
Corporate bonds	106,575	123	(52)	106,646	—	56,837	49,809
Time deposits	50,100	—	—	50,100	25,041	25,059	—
Commercial paper	11,793	1	—	11,794	—	11,794	—
Other	19,155	1	(1)	19,155	4	15,339	3,812
Level 3:
Auction-rate securities(2)	6,850	—	(904)	5,946	—	—	5,946
Total	$1,728,919	$280	$(968)	$1,728,231	$1,452,948	$187,472	$87,811
(1) Cash and cash equivalents includes restricted cash and cash equivalents.
(2) Auction-rate securities were redeemed at par value during the second quarter of fiscal year 2015.
We measure our financial instruments at fair value on a recurring basis as follows:

•	Money market funds - We use Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets.

•
Other financial instruments - We use a market approach with Level 2 observable inputs for all other securities. The Level 2 inputs include quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active.

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

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Accounts Receivable, Net
Accounts receivable, net consist of the following as of the respective periods:

($ in thousands)	February 28, 2015	August 31, 2014
Student accounts receivable	$274,295	$255,134
Less allowance for doubtful accounts	(49,891)	(50,145)
Net student accounts receivable	224,404	204,989
Other receivables	11,049	20,409
Total accounts receivable, net	$235,453	$225,398
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2015	2014	2015	2014
Beginning allowance for doubtful accounts	$52,682	$55,895	$50,145	$59,744
Provision for uncollectible accounts receivable	11,969	11,534	29,367	25,512
Write-offs, net of recoveries	(14,760)	(14,391)	(29,621)	(32,218)
Ending allowance for doubtful accounts	$49,891	$53,038	$49,891	$53,038
Note 7. Goodwill and Intangibles
The following details changes in our goodwill by reportable segment during the six months ended February 28, 2015:

($ in thousands)	University of Phoenix	Apollo Global	Other	Total
Goodwill as of August 31, 2014	$71,812	$171,198	$16,891	$259,901
FAEL acquisition	—	14,538	—	14,538
Currency translation adjustment	—	(25,807)	—	(25,807)
Goodwill as of February 28, 2015	$71,812	$159,929	$16,891	$248,632

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangibles consist of the following as of the respective periods:

	February 28, 2015				August 31, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount
Accreditations and designations	$21,628	$(5,094)	$(1,910)	$14,624	$21,628	$(3,015)	$1,000	$19,613
Trademarks	17,919	(2,093)	(1,771)	14,055	17,919	(1,238)	907	17,588
Curriculum(1)	18,205	(5,172)	(1,398)	11,635	16,993	(2,933)	826	14,886
Student and customer relationships(2)	14,437	(10,365)	(1,578)	2,494	15,934	(9,780)	(1,161)	4,993
Software and technology(3)	—	—	—	—	42,389	(25,151)	—	17,238
Other(1), (2)	11,303	(5,919)	(1,978)	3,406	20,891	(19,909)	(611)	371
Total finite-lived intangibles	83,492	(28,643)	(8,635)	46,214	135,754	(62,026)	961	74,689
Trademarks(1)	115,737	—	(7,189)	108,548	106,514	—	(68)	106,446
Accreditations and designations(1)	14,470	—	(1,464)	13,006	8,530	—	(300)	8,230
Total indefinite-lived intangibles	130,207	—	(8,653)	121,554	115,044	—	(368)	114,676
Total intangible assets, net	$213,699	$(28,643)	$(17,288)	$167,768	$250,798	$(62,026)	$593	$189,365
(1) We acquired intangibles during the second quarter of fiscal year 2015 as a result of our acquisition of FAEL. Refer to Note 4, Acquisitions.
(2) The decrease in the gross carrying amount as of February 28, 2015 compared to August 31, 2014 was due to the removal of intangibles that were fully amortized during fiscal year 2015.
(3) We recorded a $13.0 million impairment charge of technology intangibles during the second quarter of fiscal year 2015. Refer to Note 2, Restructuring and Impairment Charges.
The following is the estimated future amortization expense of our finite-lived intangibles as of February 28, 2015:

($ in thousands)	Remainder of 2015	2016	2017	2018	2019	2020	Thereafter	Total
Estimated future amortization expense(1)	$7,006	$11,255	$10,214	$7,543	$3,135	$1,609	$5,452	$46,214
(1) The estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
Note 8. Fair Value Measurements
We measure and disclose certain financial instruments at fair value as described in Note 5, Financial Instruments. Liabilities measured at fair value on a recurring basis, all of which are included in other liabilities on our Condensed Consolidated Balance Sheets, consist of the following as of February 28, 2015 and August 31, 2014:

		Fair Value Measurements at Reporting Dates Using
	Fair Value as of Respective Reporting Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Contingent consideration as of February 28, 2015	$6,416	$—	$—	$6,416
Contingent consideration as of August 31, 2014	$41,893	$—	$—	$41,893

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2015	2014	2015	2014
Beginning balance	$6,292	$5,743	$41,893	$5,277
Initial contingent consideration at fair value	—	21,371	—	21,371
Change in fair value included in net income	124	8,288	(997)	8,754
Payment for contingent consideration	—	—	(34,480)	—
Currency translation adjustment	—	621	—	621
Ending balance	$6,416	$36,023	$6,416	$36,023
Our contingent consideration liabilities are valued using discounted cash flow valuation methods encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios and the discount rates applied. Our contingent consideration liabilities relate to the following:

•
Open Colleges - As a result of our acquisition of Open Colleges during fiscal year 2014, we had contingent consideration that was based on Open Colleges’ operating results through June 2014 as defined in the acquisition agreement. We initially measured the contingent consideration at $21.4 million based on information available as of the acquisition date. We settled the contingent consideration during fiscal year 2015 and paid $34.5 million, which includes $21.4 million in financing activities and the remaining portion is included in operating activities on our Condensed Consolidated Statements of Cash Flows.

•
Apollo Global - As a result of our purchase of the noncontrolling interest in Apollo Global during fiscal year 2013, we have contingent consideration that is based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As of February 28, 2015, the estimated fair value for this contingent consideration was $6.4 million.

We did not change our valuation techniques associated with recurring fair value measurements from prior periods.
Note 9. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of the respective periods:

($ in thousands)	February 28, 2015	August 31, 2014
Salaries, wages and benefits	$81,995	$125,165
Student refunds, grants and scholarships	43,400	20,072
Restructuring obligations	43,146	43,339
Accrued legal and other professional obligations	35,604	33,651
Accrued advertising	29,558	33,853
Deferred rent and other lease liabilities	12,982	12,384
Curriculum materials	10,904	12,069
Contingent consideration	—	35,239
Other	50,592	47,835
Total accrued and other current liabilities	$308,181	$363,607

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term liabilities consist of the following as of the respective periods:

($ in thousands)	February 28, 2015	August 31, 2014
Deferred revenue	$58,737	$51,831
Deferred rent and other lease liabilities	53,516	57,788
Restructuring obligations	51,159	59,744
Deferred gains on sale-leasebacks	20,905	21,641
Uncertain tax positions	7,187	9,770
Other	34,380	33,168
Total other long-term liabilities	$225,884	$233,942
Note 10. Debt
Debt and short-term borrowings consist of the following as of the respective periods:

($ in thousands)	February 28, 2015	August 31, 2014
Revolving Credit Facility	$—	$585,000
Capital lease obligations	22,707	32,806
Other	38,114	39,290
Total debt	60,821	657,096
Less short-term borrowings and current portion of long-term debt	(15,664)	(609,506)
Long-term debt	$45,157	$47,590
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
We borrowed $585.0 million and had approximately $24 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2014. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2015. As of February 28, 2015, we have approximately $44 million of outstanding letters of credit under the Revolving Credit Facility.
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
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at February 28, 2015 and August 31, 2014.
Other debt principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at February 28, 2015 and August 31, 2014 was 5.6% and 5.8%, respectively.
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
Note 12. Shareholders’ Equity and Redeemable Noncontrolling Interests
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of February 28, 2015. There is no expiration date on the repurchase authorizations and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
We also repurchase shares in connection with tax withholding requirements associated with the release of vested shares of share-based awards, which do not fall under the repurchase program described above.
The following summarizes our share repurchase activity for the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2015	2014	2015	2014
Share repurchases under share repurchase program:
Number of shares repurchased	763	1,713	1,440	2,290
Weighted average purchase price per share	$26.22	$31.93	$26.45	$30.44
Cost of share repurchases(1)	$20,000	$54,684	$38,092	$69,684
Share repurchases related to vesting of share-based awards:
Number of shares repurchased	9	25	87	113
Cost of share repurchases	$254	$682	$2,226	$2,553
(1) At February 28, 2015, $1.6 million was recorded in accrued and other current liabilities on our Condensed Consolidated Balance Sheets for repurchased shares that settled subsequent to February 28, 2015.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share Reissuances
We reissue our Class A common stock from our treasury stock as a result of the release of shares covered by vested restricted stock units, performance share awards, stock option exercises and purchases under our employee stock purchase plan. Share reissuances were as follows for the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2015	2014	2015	2014
Number of shares reissued	55	110	282	391
Note 13. Earnings Per Share
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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net (loss) income attributable to Apollo (basic and diluted)	$(33,610)	$14,605	$175	$113,496
Denominator:
Basic weighted average shares outstanding	108,166	112,151	108,375	112,742
Dilutive effect of restricted stock units and performance share awards(1)	—	1,070	759	838
Dilutive effect of stock options(1)	—	159	203	96
Diluted weighted average shares outstanding	108,166	113,380	109,337	113,676
Basic (loss) income per share attributable to Apollo	$(0.31)	$0.13	$—	$1.01
Diluted (loss) income per share attributable to Apollo	$(0.31)	$0.13	$—	$1.00

Anti-dilutive securities excluded from diluted (loss) income per share:
Anti-dilutive restricted stock units and performance share awards outstanding(1)	929	9	11	842
Anti-dilutive stock options outstanding(1)	2,572	2,628	2,411	3,079
(1) Due to the loss from continuing operations attributable to Apollo during the three months ended February 28, 2015, no dilutive share-based awards were included in the calculation of diluted loss per share for the respective period because they would have been anti-dilutive.
Note 14. Share-Based Compensation
The following details share-based compensation expense for the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2015	2014	2015	2014
Instructional and student advisory	$2,905	$3,280	$5,887	$6,813
Marketing	783	937	1,619	2,045
Admissions advisory	256	212	517	314
General and administrative	6,624	5,644	12,504	11,012
Restructuring and impairment charges	635	464	1,387	2,326
Share-based compensation expense	$11,203	$10,537	$21,914	$22,510

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with our Amended and Restated 2000 Stock Incentive Plan, we granted 14,000 and 68,000 restricted stock units and performance share awards during the three and six months ended February 28, 2015, respectively. The granted awards had a weighted average grant date fair value per share of $32.00 and $30.06, respectively. As of February 28, 2015, we had $59.2 million and $3.2 million of unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units and performance share awards, respectively. These costs are expected to be recognized over a weighted average period of 2.4 years.
We did not grant any stock options during the six months ended February 28, 2015. As of February 28, 2015, we had $6.9 million of unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.7 years.
Note 15. Commitments and Contingencies
Surety Bonds
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid. As of February 28, 2015, the face amount of these surety bonds was approximately $34 million.
Letters of Credit
As of February 28, 2015, we had approximately $44 million of outstanding letters of credit, which principally support certain guarantees provided by our subsidiaries as part of our normal operations for which fair value is not material.
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
Class Action Alleging Unfair and Deceptive Practices
On November 13, 2014, Ashley Paredes filed a class action complaint against University of Phoenix and Apollo Education Group, Inc. alleging unfair and deceptive business practices in violation of California law. Captioned Paredes v. The University of Phoenix, Inc., the action was initially filed in California Superior Court in San Bernadino County, but was subsequently removed to Federal District Court in the Central District of California. The complaint purports to assert claims on behalf of the class of individuals who enrolled in the University’s educational programs for Psychology, Education, Nursing, Health Administration and Criminal Justice, and Technology from November 10, 2011 through November 10, 2014. The complaint alleges that the University misled class members regarding transferability of credits earned at the University and by promising or guaranteeing employment upon completion of studies. The complaint seeks to recover damages on behalf of plaintiff and other members of the class.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
Class Action under the Telephone Consumer Protection Act
On February 28, 2015, Thomas Barton and Leon Abdullah filed a class action complaint against University of Phoenix in the United States District Court for the Northern District of California. The complaint alleges that University of Phoenix violated the Telephone Consumer Protection Act by contacting plaintiffs on their cellular telephones using automated dialing technology without their express written consent. The complaint seeks to recover damages on behalf of plaintiffs and other members of the class.
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
On November 23, 2010, the Fitch and Roth actions were consolidated with Gaer and the Court appointed the “Apollo Institutional Investors Group” consisting of the Oregon Public Employees Retirement Fund, the Mineworkers’ Pension Scheme, and Amalgamated Bank as lead plaintiffs. The case is now entitled, In re Apollo Group, Inc. Securities Litigation, Lead Case Number CV-10-1735-PHX-JAT. On February 18, 2011, the lead plaintiffs filed a consolidated complaint naming Apollo, John G. Sperling, Peter V. Sperling, Joseph L. D’Amico, Gregory W. Cappelli, Charles B. Edelstein, Brian L. Swartz, Brian E. Mueller, Gregory J. Iverson, and William J. Pepicello as defendants. The consolidated complaint asserts a putative class period of May 21, 2007 to October 13, 2010. On April 19, 2011, we filed a motion to dismiss, which was granted on October 27, 2011. On December 6, 2011, the lead plaintiffs filed an Amended Consolidated Class Action Complaint, which alleges similar claims against the same defendants. On January 9, 2012, we filed a motion to dismiss the Amended Consolidated Class Action Complaint. On June 22, 2012, the Court granted our motion to dismiss and entered a judgment in our favor.
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
On March 31, 2011, the U.S. District Court for the District of Arizona dismissed the case with prejudice and entered judgment in our favor. Plaintiffs filed a motion for reconsideration of this ruling, and the Court denied this motion on April 2, 2012. On April 27, 2012, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit. During the pendency of this appeal, the parties reached an agreement in principle to settle this matter and, at the request of the parties, the Ninth Circuit issued an order staying the appeal on April 30, 2014. On February 19, 2015, plaintiffs filed a motion seeking the preliminary approval of the settlement.
As of February 28, 2015, we had accrued an immaterial amount reflecting the agreed upon settlement, which we subsequently paid in March 2015. We intend to pursue reimbursement of the settlement amount from our insurance carriers, although the outcome of any such recovery efforts is uncertain at this point.
Class Action Alleging Violations of the California Labor Code
On December 24, 2014, Carmin Tandy, who was previously employed as a faculty member at University of Phoenix, filed a class action complaint against Apollo Education Group, Inc. and University of Phoenix alleging violations of the California Labor Code pertaining to the manner in which University of Phoenix faculty in California were compensated. Captioned Tandy v. Apollo

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Education Group, Inc., et al., the action was initially filed in California Superior Court in San Diego County, but was subsequently removed to Federal District Court in the Southern District of California. On February 25, 2015, plaintiff voluntarily dismissed her complaint.
Class Action under the Telephone Consumer Protection Act
On September 25, 2014, Mundy Gonzalez filed a class action complaint against University of Phoenix alleging violations of the Telephone Consumer Protection Act (“TCPA”). Captioned Gonzalez v. The University of Phoenix, 3:14-cv-02279, the action was filed in U.S. District Court for the Southern District of California. On February 13, 2015, plaintiff voluntarily dismissed her complaint.
Himmel Derivative Action
On March 24, 2011, Daniel Himmel filed a shareholder derivative complaint in the Superior Court for the State of Arizona, Maricopa County, entitled Himmel v. Bishop, et al, Case Number CV2011-005604. On February 2, 2015, plaintiff filed a stipulation seeking the voluntary dismissal of his complaint, and the Court entered a dismissal order on February 5, 2015, thus terminating this action.
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
Note 16. Regulatory Matters
All U.S. federal financial aid programs are established by Title IV of the Higher Education Act and regulations promulgated thereunder. The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. The current reauthorization of the federal Higher Education Act expired September 30, 2013, but Title IV student financial aid programs remain authorized and functioning. Congress continues to engage in Higher Education Act reauthorization hearings, but the timing and terms of any eventual reauthorization cannot be predicted.
The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification.
University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expired on December 31, 2012. University of Phoenix has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis while the Department completes its review. Additionally, in August 2014, the Department commenced an ordinary course program review of University of Phoenix’s administration of Title IV programs covering federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act and related regulations. The University has received and responded to a draft program review report which included findings regarding compliance with the Clery Act and various Title IV administrative matters. We believe that all findings regarding Title IV administrative matters have been resolved and that a Final Program Review Determination Letter will be issued in due course. Findings regarding compliance with the Clery Act have been referred to the Department’s Clery Team and to the Administrative Action and Appeals Division which is standard protocol in such matters.
Western International University was recertified by the Department of Education in November 2014 and subsequently entered into a new Title IV Program Participation Agreement which expires in June 2018.
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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt-to-earnings ratios. The two tests specify minimum debt-to-earnings ratios calculated on the basis of the earnings of program graduates; one test measures student loan debt as a percentage of total earnings, and the other test measures student loan debt as a percentage of discretionary earnings. Programs that fail to meet at least one of the minimum ratios for two years will lose eligibility for federal financial aid for a period not less than three years.
The Department has indicated that the official 2014 gainful employment debt-to-earnings ratios will be issued sometime during calendar year 2016. The expected timing of the issuance of the 2015 ratios is unknown at this time. We believe it is likely that some of our programs will be impacted by the regulations, which may require modification of the affected programs or, in some cases, discontinuation.
Higher Learning Commission Accreditation
University of Phoenix is accredited by The Higher Learning Commission (“HLC”), which provides the following:

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
The University submitted a Notice Report to HLC in November 2014 providing evidence that the University has ameloriated those conditions that led to the Notice status and continues to meet the Criteria for Accreditation, Core Components and Assumed Practices associated with those conditions. In addition, in the Notice Report the University reported on its progress in other areas of concern not included as a basis for the Notice sanction, including retention and graduation rates, three-year student loan cohort default rates, and credit hour policies and practices relating to learning teams. The University hosted a focused visit in January 2015 to validate the contents of the Notice Report filed in November 2014. Based on the process to date, we believe that the University has adequately addressed the concerns expressed by the HLC in connection with its Notice determination. We expect that the HLC Board of Trustees will consider the matter and take final action at its meeting in late June 2015. If the HLC Board were to determine that the requirements for lifting the Notice sanction have not been met or that the University otherwise is not in compliance with the applicable accreditation criteria, the Board could impose additional sanctions on the University, including probation, or take other action that could adversely impact our business.
In addition to the above, as a condition of HLC’s approval of the July 2014 changes to the voting stock trust which holds approximately 51% of our outstanding Class B common shares, the only class of Apollo voting stock, University of Phoenix hosted a visit by an HLC peer review team in December 2014 focused on ascertaining the appropriateness of the prior approval, implications for succession planning, and the effect, if any, of the change in trust arrangements on Apollo and its relevant subsidiaries, and their ability to continue to meet HLC’s Criteria for Accreditation and Assumed Practices. Based upon the process to date, we believe that we have adequately addressed the Commission’s relevant criteria in this matter. Final action is pending with HLC.
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
University of Phoenix offers undergraduate and graduate degrees in a wide range of program areas as well as various nondegree programs. The University’s students attend classes online and at ground campus locations throughout the U.S. and Puerto Rico. The majority of students attend classes exclusively online.
Apollo Global includes:

•	BPP Holdings Limited (“BPP”);

•	Open Colleges Australia Pty Ltd (“Open Colleges”);

•	Universidad Latinoamericana (“ULA”);

•	Milpark Education (Pty) Ltd. (“Milpark Education”);

•	Faculdade da Educacional da Lapa (“FAEL”);

•	Apollo Global Chile S.A. (“Apollo Global Chile”);

•	India Education Services Private Ltd (“India Education Services”); and

•	Apollo Global corporate operations.
Apollo Global acquired FAEL during the second quarter of fiscal year 2015. Refer to Note 4, Acquisitions. Apollo Global also acquired Open Colleges and Milpark Education during fiscal year 2014. The operating results for each of these entities are included in our Apollo Global operating segment from the date of each respective acquisition.
Other includes:

•	The College for Financial Planning Institutes Corporation (“College for Financial Planning”);

•	Carnegie Learning, Inc.;

•	Western International University, Inc.; and

•	Apollo Corporate activities.
During fiscal year 2014, we sold the assets of IPD and began presenting it as discontinued operations. IPD was previously included in Other in our segment reporting. As IPD’s operating results are presented as discontinued operations on our Condensed Consolidated Statements of Operations for all periods presented, we have revised our financial information by segment to exclude IPD’s operating results.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2015	2014	2015	2014
Net revenue:
University of Phoenix	$487,769	$594,081	$1,080,622	$1,338,944
Apollo Global	81,100	68,634	196,240	159,793
Other	9,703	10,039	20,762	22,165
Net revenue	$578,572	$672,754	$1,297,624	$1,520,902
Operating (loss) income(1):
University of Phoenix	$1,350	$86,682	$94,861	$270,155
Apollo Global(2)	(27,541)	(40,004)	(32,383)	(37,787)
Other(3)	(28,335)	(36,382)	(56,510)	(51,711)
Operating (loss) income	(54,526)	10,296	5,968	180,657
Reconciling items:
Interest income	740	599	1,329	1,167
Interest expense	(1,739)	(1,983)	(3,401)	(4,069)
Other (loss) income, net	(1,146)	107	(2,431)	914
(Loss) income from continuing operations before income taxes	$(56,671)	$9,019	$1,465	$178,669
(1) University of Phoenix, Apollo Global and Other include restructuring and impairment charges during the periods. Refer to Note 2, Restructuring and Impairment Charges.
(2) During the three and six months ended February 28, 2015, Apollo Global incurred $1.0 million and $2.7 million of acquisition and other related costs, respectively. The operating loss for Apollo Global in the three and six months ended February 28, 2014 includes $13.0 million of acquisition and other related costs.
(3) The operating loss for Other in the three and six months ended February 28, 2015 includes $0.7 million and $2.3 million of acquisition and other related costs, respectively. The operating loss for Other in the three and six months ended February 28, 2014 includes $9.0 million of charges associated with our legal matters.
A summary of our consolidated assets by reportable segment is as follows:

($ in thousands)	February 28, 2015	August 31, 2014
University of Phoenix	$769,666	$824,895
Apollo Global	671,914	680,363
Other(1)	964,361	1,587,677
Total assets	$2,405,941	$3,092,935
(1) The majority of assets included in Other consists of corporate cash and cash equivalents and marketable securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended August 31, 2014 and our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements, in this Form 10-Q.
Overview
Apollo Education Group, Inc. is one of the world’s largest private education providers, serving students since 1973. We believe that our success depends on providing high quality education and career pathways, tools and services to students to maximize the benefits of their educational experience. Through our subsidiaries, we offer undergraduate, graduate, professional development and other nondegree educational programs and services, online and on-campus principally to working learners. Our educational programs and services are offered throughout the United States and in Europe, Australia, Latin America, Africa and Asia, as well as online throughout the world.
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2014, University of Phoenix represented 87% of our total consolidated net revenue and generated more than 100% of our total consolidated operating income. Further information regarding our education platforms is included in Note 17, Segment Reporting, in Part I, Item 1, Financial Statements.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks relating to our business:

•
Rapidly Evolving and Highly Competitive Education Industry. The U.S. higher education industry continues to experience unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and other factors that challenge many of the core principles underlying the industry. In addition, the proprietary sector in which we operate has experienced significant and increasing competition from traditional public and private colleges and universities as these institutions have increased their distance learning and other online education programs, including programs that are geared towards the needs of working learners. We believe these developments have contributed to the decline in University of Phoenix enrollment that began in late 2010. See further discussion of enrollment in Results of Operations below.

We are focused on adapting our business to meet these rapidly evolving developments and to stabilize University of Phoenix enrollment. In furtherance of this, we are implementing several initiatives including those discussed below relating to careers and reengineering our business processes. Additionally, we are restructuring the administration of University of Phoenix’s colleges to emphasize their distinctiveness and to allow each of them to more effectively address the needs of their students and the employers they serve. We are also increasing the use of targeted scholarships and discounts designed to attract students and reward persistence, and are implementing other initiatives focused on supporting student retention.

•
Education to Careers Value Proposition. We believe it is critical that we maximize the value our students garner from their education. Our goal is to deliver, and to continually improve, educational programs that give our students the skills they need to increase their employment opportunities within their field of study or to advance within their existing careers. This is our key value proposition to prospective students. We have launched the Phoenix Career Guidance System, which includes various career-oriented tools, and we are focused on better connecting our students to the careers they want and connecting employers with the talent they need. We intend to focus on areas of high demand for qualified employees. In furtherance of this, we are focused on introducing new programs, including professional development and other nondegree programs, and revamping and refreshing existing programs to better meet the needs of students and employers in these areas.

•
Business Process Reengineering. We remain focused on reengineering our business processes and educational delivery systems to improve the efficiency and effectiveness of our services to students, and further reducing costs to align with our lower enrollment and revenue. These activities include streamlining and, where appropriate, automating, our administrative and student facing services and closing underutilized or unnecessary University of Phoenix campus locations. University of Phoenix continues to actively evaluate the extent, functionality and location of its ground facilities and expects to close additional facilities in the future that are determined to be underutilized or unnecessary. See further discussion of University of Phoenix ground facilities in Results of Operations below.

•
Online Student Classroom. University of Phoenix’s new online student classroom, which was fully implemented in late June 2014, has experienced technical challenges that adversely impacted the user experience for our students.

We completed a substantial portion of the corrective measures during the second quarter of fiscal year 2015, and remediation work will continue throughout the remainder of fiscal year 2015. We believe that the disruptions experienced by our students using the online classroom contributed to the decline in student retention we experienced during the six months ended February 28, 2015.

•
Expansion into New Markets. We have operations on six continents and are working to expand our global operations, including exploring new opportunities for growth outside the U.S. in areas of non-traditional higher education, such as certificate programs and vocational education. The integration and operation of acquired businesses in foreign jurisdictions entails substantial regulatory, market and execution risks and, consistent with our experience to date, such acquisitions may not be accretive for an extended period of time.

•
Regulatory Environment. The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1, Business, and Item 1A, Risk Factors, in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 21, 2014.

•
Financial Aid Funding. In recent years, there has been increased focus by members of the U.S. Congress and federal agencies, including the Department of Education, the Consumer Financial Protection Bureau and the Federal Trade Commission, on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the federal Higher Education Act. The current reauthorization of the federal Higher Education Act expired September 30, 2013, but Title IV student financial aid programs remain authorized and functioning. Congress continues to engage in Higher Education Act reauthorization hearings, but the timing and terms of any eventual reauthorization cannot be predicted.

Title IV program funding is a potential target for reduction as Congress seeks to reduce the U.S. budget deficit. Because a significant portion of our revenue is derived from Title IV programs, any action by Congress that reduces Title IV program funding, either as part of the Higher Education Act reauthorization or through across-the-board funding reductions, sequestration or otherwise, or which alters the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on our enrollment and financial condition. Action by Congress or federal agencies could also require us to modify our practices in ways that increase our administrative costs and reduce our operating income.
In addition to possible reductions in Title IV program funding, military financial aid programs may be reduced as military branches address decreased funding. Reductions and/or changes in military financial aid could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage.

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

In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt-to-earnings ratios. The two tests specify minimum debt-to-earnings ratios calculated on the basis of the earnings of program graduates; one test measures student loan debt as a percentage of total earnings, and the other test measures student loan debt as a percentage of discretionary earnings. Programs that fail to meet at least one of the minimum ratios for two years will lose eligibility for federal financial aid for a period not less than three years.
The Department has indicated that the official 2014 gainful employment debt-to-earnings ratios will be issued sometime during calendar year 2016. The expected timing of the issuance of the 2015 ratios is unknown at this time. We believe it is likely that some of our programs will be impacted by the regulations, which may require modification of the affected programs or, in some cases, discontinuation.

•
U.S. Department of Education Program Participation Agreement and Program Review. University of Phoenix’s Title IV Program Participation Agreement expired December 31, 2012. The University has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis while the Department completes its review. Additionally, in August 2014, the Department commenced an ordinary course program review of University of Phoenix’s administration of Title IV programs covering federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act and related regulations. The University has received and responded to a draft program review report which included findings regarding compliance with the Clery Act and various Title IV administrative matters. We believe that all findings regarding Title IV administrative matters have been resolved and that a Final Program Review Determination Letter will be issued in due course. Findings regarding compliance with the Clery Act have been referred to the Department’s Clery Team and to the Administrative Action and Appeals Division which is standard protocol in such matters.

Western International University was recertified by the Department of Education in November 2014 and subsequently entered into a new Title IV Program Participation Agreement which expires in June 2018.

•
National College Rating System. In response to President Obama’s call for a national college rating system, the U.S. Department of Education released a draft ratings framework in December 2014 which is intended to provide increased transparency regarding access, affordability, and student outcomes at U.S. colleges. The public comment period on the draft ratings framework ended on February 17, 2015, and the Department intends to release the final ratings system for use by students and others in advance of the 2015-2016 school year. Additional details are available at

http://www.ed.gov/news/press-releases/public-feedback-college-ratings-framework.
The impact of the ratings system cannot be predicted, but if the system as adopted compares schools with dramatically different demographics and missions without appropriate qualifications or otherwise casts a negative light on the proprietary sector, our reputation and business could be adversely affected.

•
The Higher Learning Commission Accreditation. In July 2013, the accreditation of University of Phoenix was reaffirmed by The Higher Learning Commission, its institutional accreditor (“HLC”), through the 2022-2023 academic year. At the same time, HLC placed the University on Notice status for a two-year period. Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. We submitted the required report to HLC in connection with this matter and hosted a focused visit in January 2015 to validate the contents of the report. Refer to Note 16, Regulatory Matters, in Item 1, Financial Statements. Based on the process to date, we believe that the University has adequately addressed the concerns expressed by the HLC in connection with its Notice determination. We expect that the HLC Board of Trustees will consider the matter and take final action at its meeting in late June 2015. If the HLC Board were to determine that the requirements for lifting the Notice sanction have not been met or that the University otherwise is not in compliance with the applicable accreditation criteria, the Board could impose additional sanctions on the University, including probation, or take other action that could adversely impact our business.

In addition to the above, as a condition of HLC’s approval of the July 2014 changes to the voting stock trust which holds approximately 51% of our outstanding Class B common shares, the only class of Apollo voting stock, University of Phoenix hosted a visit by an HLC peer review team in December 2014 focused on ascertaining the appropriateness of the prior approval, implications for succession planning, and the effect, if any, of the change in trust arrangements on Apollo and its relevant subsidiaries, and their ability to continue to meet HLC’s Criteria for Accreditation and Assumed Practices. Based upon the process to date, we believe that we have adequately addressed the Commission’s relevant criteria in this matter. Final action is pending with HLC.
For a more detailed discussion of our business, industry and risks, refer to our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 21, 2014.

Other Fiscal Year 2015 Events
In addition to the items mentioned above, we experienced the following other events during the second quarter of fiscal year 2015:

1.
Acquisition of FAEL. On December 4, 2014, Apollo Global acquired a 75% interest in Sociedade Técnica Educacional da Lapa S.A., which provides postsecondary educational programs in Brazil under the name Faculdade da Educacional da Lapa (“FAEL”). Refer to Note 4, Acquisitions, in Item 1, Financial Statements.

2.
Student Loan Cohort Default Rates. During the second quarter of fiscal year 2015, the U.S. Department of Education released the draft three-year cohort default rates for the 2012 federal fiscal year. The 2012 draft three-year cohort default rate for University of Phoenix, which will be finalized in September 2015, was 13.6%, which is a decrease from the University’s 2011 three-year cohort default rate of 19.0%.

Critical Accounting Policies and Estimates
Refer to our 2014 Annual Report on Form 10-K for our critical accounting policies and estimates and refer to Note 2, Restructuring and Impairment Charges, in Item 1, Financial Statements, for discussion of long-lived asset impairments recorded during the second quarter of fiscal year 2015.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 1, Financial Statements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three and six months ended February 28, 2015 compared to the three and six months ended February 28, 2014.
As discussed in the Overview of this MD&A, the U.S. higher education industry continues to experience unprecedented, rapidly developing changes. We believe University of Phoenix enrollment has been adversely impacted by these changes, and we are focused on adapting our business to meet these rapidly evolving developments and to stabilize University of Phoenix enrollment.
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

Analysis of Condensed Consolidated Statements of Operations
The following details our consolidated results of operations. For a more detailed discussion of our operating results by reportable segment, refer to Analysis of Operating Results by Reportable Segment below.

	Three Months Ended February 28,				Six Months Ended February 28,
	2015	2014	% of Net Revenue		2015	2014	% of Net Revenue
($ in thousands)			2015	2014			2015	2014
Net revenue	$578,572	$672,754	100.0%	100.0%	$1,297,624	$1,520,902	100.0%	100.0%
Costs and expenses:
Instructional and student advisory	293,073	316,577	50.7%	47.1%	617,337	653,779	47.6%	43.0%
Marketing	127,421	139,272	22.0%	20.7%	256,214	273,101	19.7%	18.0%
Admissions advisory	57,840	53,121	10.0%	7.9%	114,925	102,819	8.8%	6.8%
General and administrative	70,598	67,275	12.2%	10.0%	142,965	142,054	11.0%	9.3%
Depreciation and amortization	34,819	37,465	6.0%	5.6%	71,223	73,803	5.5%	4.8%
Provision for uncollectible accounts receivable	11,969	11,534	2.1%	1.7%	29,367	25,512	2.3%	1.7%
Restructuring and impairment charges	35,536	15,209	6.1%	2.3%	54,564	47,172	4.2%	3.0%
Acquisition and other related costs	1,742	13,005	0.3%	1.9%	4,961	13,005	0.4%	0.9%
Litigation charges	100	9,000	—%	1.3%	100	9,000	—%	0.6%
Total costs and expenses	633,098	662,458	109.4%	98.5%	1,291,656	1,340,245	99.5%	88.1%
Operating (loss) income	(54,526)	10,296	(9.4)%	1.5%	5,968	180,657	0.5%	11.9%
Interest income	740	599	0.1%	0.1%	1,329	1,167	0.1%	0.1%
Interest expense	(1,739)	(1,983)	(0.3)%	(0.3)%	(3,401)	(4,069)	(0.3)%	(0.3)%
Other (loss) income, net	(1,146)	107	(0.2)%	—%	(2,431)	914	(0.2)%	—%
(Loss) income from continuing operations before income taxes	(56,671)	9,019	(9.8)%	1.3%	1,465	178,669	0.1%	11.7%
Benefit from (provision for) income taxes	20,533	5,130	3.6%	0.8%	(5,134)	(65,088)	(0.4)%	(4.2)%
(Loss) income from continuing operations	(36,138)	14,149	(6.2)%	2.1%	(3,669)	113,581	(0.3)%	7.5%
Loss from discontinued operations, net of tax	—	(1,972)	—%	(0.3)%	—	(2,363)	—%	(0.2)%
Net (loss) income	(36,138)	12,177	(6.2)%	1.8%	(3,669)	111,218	(0.3)%	7.3%
Net loss attributable to noncontrolling interests	2,528	2,428	0.4%	0.4%	3,844	2,278	0.3%	0.2%
Net (loss) income attributable to Apollo	$(33,610)	$14,605	(5.8)%	2.2%	$175	$113,496	—%	7.5%
Net Revenue
Our net revenue decreased $94.2 million and $223.3 million, or 14.0% and 14.7%, in the three and six months ended February 28, 2015, respectively, compared to the prior year periods. The decreases were primarily attributable to net revenue declines at University of Phoenix of 17.9% and 19.3% during the respective periods, principally due to lower enrollment. See discussion of the enrollment decline in University of Phoenix below. This was partially offset by increases in Apollo Global net revenue.
Instructional and Student Advisory
Instructional and student advisory decreased $23.5 million and $36.4 million, or 7.4% and 5.6%, in the three and six months ended February 28, 2015, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 360 and 460 basis points, respectively. The decreases in expense were primarily due to lower costs from the University of Phoenix enrollment decline and lower costs including rent and compensation attributable to our restructuring activities. This was partially offset by costs attributable to Apollo Global’s recent acquisitions.
Marketing
Marketing decreased $11.9 million and $16.9 million, or 8.5% and 6.2%, in the three and six months ended February 28, 2015, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 130 and 170 basis points, respectively. The decreases in expense were principally attributable to lower headcount due in part to our restructuring activities, and lower advertising costs. This was partially offset by advertising costs attributable to Apollo Global’s recent acquisitions.

Admissions Advisory
Admissions advisory increased $4.7 million and $12.1 million, or 8.9% and 11.8%, in the three and six months ended February 28, 2015, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 210 and 200 basis points, respectively. The increases in expense were principally attributable to higher average employee compensation at University of Phoenix resulting from its effort to retain qualified personnel following the reorganization its admissions advisory function. The increase was also due to costs attributable to Open Colleges as a result of the timing of the acquisition during the second quarter of fiscal year 2014.
General and Administrative
General and administrative increased $3.3 million and $0.9 million, or 4.9% and 0.6%, in the three and six months ended February 28, 2015, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 220 and 170 basis points, respectively. The increases were primarily due to costs attributable to Apollo Global’s recent acquisitions.
Depreciation and Amortization
Depreciation and amortization decreased $2.6 million in both the three and six months ended February 28, 2015 compared to the prior year periods. This represented decreases of 7.1% and 3.5% during the three and six month periods, respectively, and increases as a percentage of net revenue of 40 and 70 basis points, respectively. The decrease in expense was principally attributable to lower depreciation due in part to the decline in depreciable assets resulting from our restructuring activities. This was partially offset by intangibles amortization attributable to Apollo Global’s recent acquisitions.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable increased $0.4 million and $3.9 million, or 3.8% and 15.1%, in the three and six months ended February 28, 2015, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 40 and 60 basis points, respectively. The increases principally occurred at Open Colleges as a result of the timing of the acquisition during the second quarter of fiscal year 2014 and its increased enrollment since the acquisition.
Restructuring and Impairment Charges
Restructuring and impairment charges includes the following for the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2015	2014	2015	2014
Restructuring charges	$16,587	$15,209	$35,615	$47,172
Intangibles impairment(1)	12,999	—	12,999	—
Property and equipment impairment(1)	5,950	—	5,950	—
Restructuring and impairment charges	$35,536	$15,209	$54,564	$47,172
(1) Refer to Note 2, Restructuring and Impairment Charges, in Item 1, Financial Statements, for discussion of these impairment charges.
The U.S. higher education industry continues to experience unprecedented, rapidly developing changes that challenge many of the core principles underlying the industry. We began initiating restructuring activities in fiscal year 2011 to reengineer our business processes and educational delivery systems to improve the efficiency and effectiveness of our services to students. We have continued restructuring activities in fiscal year 2015 as we further reduce costs to align with our lower enrollment and revenue.
Our restructuring activities initiated prior to fiscal year 2015 principally include rationalizing our administrative real estate facilities, closing 115 University of Phoenix ground locations, and workforce reductions. During the six months ended February 28, 2015, we incurred $23.3 million of expense associated with restructuring activities initiated prior to fiscal year 2015. The substantial majority of the expense represents an increase in our estimated future cash payments associated with certain lease obligations included in the University of Phoenix ground location rationalization discussed above. We do not expect to incur material charges related to the remaining space expected to be vacated. However, we will incur interest accretion and may record additional adjustments associated with the estimated lease obligations, which involves significant judgment, in future periods.
During the six months ended February 28, 2015, we incurred $12.3 million of restructuring expense associated with new restructuring activities initiated after fiscal year 2014. The expense consisted of $8.5 million of severance and other employee separation costs associated with the elimination of approximately 300 positions. The majority of the remaining restructuring expense represents costs associated with termination of a curriculum-based contract. The expense associated with these activities for the six months ended February 28, 2015 is reflected in our segment reporting as follows: $1.1 million in University of Phoenix and $11.2 million in Other.
We intend to further reduce costs to align with our lower enrollment and revenue, and expect to incur material charges associated with other future restructuring activities. These efforts include University of Phoenix continuing to actively evaluate the extent, functionality and location of its ground facilities and the potential closure of additional facilities in the future that are determined to be underutilized or unnecessary.
Refer to Note 2, Restructuring and Impairment Charges, in Item 1, Financial Statements, which is incorporated herein by reference, for further information on our restructuring activities.
Acquisition and Other Related Costs
We recorded $1.7 million and $5.0 million of acquisition and other related costs during the three and six months ended February 28, 2015, respectively. This principally represents costs associated with our acquisition of FAEL completed in December 2014, and diligence costs related to other potential acquisitions that were not completed.
During the three and six months ended February 28, 2014, we recorded $13.0 million associated with changes in the fair value of contingent consideration associated with our acquisitions. The substantial majority of this expense was attributable to our acquisition of Open Colleges.
Litigation Charges
We recorded charges of $0.1 million and $9.0 million during the second quarters of fiscal year 2015 and 2014, respectively, associated with our legal matters. Refer to Note 15, Commitments and Contingencies in Item 1, Financial Statements.
Benefit from (Provision for) Income Taxes
We recorded a benefit from income taxes during the second quarter of fiscal year 2015, which represented a 36.2% effective income tax rate. The effective rate was adversely impacted by foreign losses for which we cannot take a tax benefit.
During the six months ended February 28, 2015, we had pre-tax income of $1.5 million and recorded $5.1 million of income tax expense. The low pre-tax income caused our foreign losses for which we cannot take a tax benefit to have a more significant impact on our effective tax rate for the period.
We had pre-tax income of $9.0 million during the three months ended February 28, 2014 and recorded an aggregate $5.1 million benefit from income taxes. The aggregate benefit was principally attributable to a $10.2 million benefit from resolution with the Internal Revenue Service related to the deductibility of certain costs for our foreign subsidiaries, and a $2.8 million tax benefit resulting from tax reform in Mexico. These benefits were partially offset by an increase in nondeductible foreign losses primarily due to the acquisition and other related costs discussed above.
During the six months ended February 28, 2014, our effective income tax rate was 36.4%, which was favorably impacted by the tax benefits recorded in the second quarter of fiscal year 2014 discussed above.
Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the respective periods:

	Three Months Ended February 28,				Six Months Ended February 28,
($ in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net revenue
University of Phoenix	$487,769	$594,081	$(106,312)	(17.9)%	$1,080,622	$1,338,944	$(258,322)	(19.3)%
Apollo Global	81,100	68,634	12,466	18.2%	196,240	159,793	36,447	22.8%
Other	9,703	10,039	(336)	(3.3)%	20,762	22,165	(1,403)	(6.3)%
Net revenue	$578,572	$672,754	$(94,182)	(14.0)%	$1,297,624	$1,520,902	$(223,278)	(14.7)%
Operating (loss) income
University of Phoenix	$1,350	$86,682	$(85,332)	(98.4)%	$94,861	$270,155	$(175,294)	(64.9)%
Apollo Global	(27,541)	(40,004)	12,463	31.2%	(32,383)	(37,787)	5,404	14.3%
Other	(28,335)	(36,382)	8,047	22.1%	(56,510)	(51,711)	(4,799)	(9.3)%
Operating (loss) income	$(54,526)	$10,296	$(64,822)	*	$5,968	$180,657	$(174,689)	(96.7)%
* Not meaningful

University of Phoenix
University of Phoenix’s net revenue decreased $106.3 million and $258.3 million, or 17.9% and 19.3%, during the three and six months ended February 28, 2015, respectively, compared to the prior year periods. The decreases were principally attributable to lower enrollment from the continued decline in New Degreed Enrollment, as detailed and defined in the table below, and a decline in student retention. The University’s net revenue also decreased as a result of the increased use of discounts, grants and scholarships.
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
The following details University of Phoenix student enrollment for the respective periods:

	Three Months Ended February 28,				Six Months Ended February 28,
(Rounded to the nearest hundred)	2015	2014	% Change		2015	2014	% Change
Degreed Enrollment(1)	213,800	250,300	(14.6)%	Average Degreed Enrollment(3)	224,900	260,800	(13.8)%
New Degreed Enrollment(2)	28,300	32,500	(12.9)%	Aggregate New Degreed Enrollment	67,900	74,200	(8.5)%
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
University of Phoenix Average Degreed Enrollment decreased 13.8% in the six months ended February 28, 2015 compared to the prior year period due to the continued decline in New Degreed Enrollment and lower student retention. We believe the following factors, some of which are discussed in more detail in the Overview of this MD&A, contributed to the decrease:

1.	University of Phoenix enrollment continues to be adversely impacted by the rapidly evolving and highly competitive education industry.

2.	The University’s reduced advertising in the second quarter of fiscal year 2015 contributed to the 12.9% decline in New Degreed Enrollment for the quarter.

3.	The disruptions experienced by our students using the University’s new online classroom contributed to the decline in student retention we experienced during the six months ended February 28, 2015.
University of Phoenix’s operating income decreased $85.3 million and $175.3 million, or 98.4% and 64.9%, in the three and six months ended February 28, 2015, respectively, compared to the prior year periods. The University’s operating margins were 0.3% and 8.8% in the three and six months ended February 28, 2015, respectively, and its operating results were impacted by restructuring and impairment charges of $31.0 million and $41.2 million in the respective periods. The decreases in operating income were principally attributable to lower net revenue, which was partially offset by decreases in faculty and curriculum costs associated with lower enrollment, lower costs including rent and compensation attributable to our restructuring activities, and lower advertising costs.
Apollo Global
Apollo Global net revenue increased $12.5 million and $36.4 million, or 18.2% and 22.8%, during the three and six months ended February 28, 2015, respectively, compared to the prior year periods. The increases were primarily due to revenue from recent acquisitions and an increase in enrollment at other institutions. This was partially offset by a decrease associated with changes in foreign exchange rates.

Apollo Global’s operating losses decreased $12.5 million and $5.4 million, or 31.2% and 14.3% during the three and six months ended February 28, 2015, respectively, compared to the prior year periods. Apollo Global’s operating results include the following during the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2015	2014	2015	2014
Depreciation and amortization	$9,678	$9,007	$20,149	$15,366
Acquisition and other related costs	1,012	12,997	2,698	12,997
Restructuring and impairment charges	43	304	101	1,567
The decreased operating loss in the three and six months ended February 28, 2015 compared to the prior year periods was principally due to a reduction in acquisition and other related costs.
In addition to acquisition and other related costs, Apollo’s Global’s recent acquisitions have a negative near term impact due to intangibles amortization and integration related costs. Additionally, Open Colleges’ educational offerings generally extend beyond one year and the associated revenue is recognized over the contractual period that students are provided access to complete their program, or the time period it takes students to complete their program, as applicable. However, Open Colleges’ operating costs are period costs that are expensed as incurred and a substantial portion are incurred before, or soon after, the students begin their programs. Accordingly, as a result of Open Colleges’ enrollment growth, service model, and cost structure, Apollo Global’s operating results are negatively impacted in the near term. However, these factors do not have the same adverse impact on cash flows generated from Open Colleges. Additionally, Apollo Global’s deferred revenue has increased substantially following the Open Colleges’ acquisition, and we expect its deferred revenue to continue to increase. Apollo Global’s deferred revenue was approximately $177 million and $115 million as of February 28, 2015 and 2014, respectively.
Other
Other net revenue decreased $0.3 million and $1.4 million during the three and six months ended February 28, 2015, respectively, compared to the prior year periods. The decreases were principally attributable to lower enrollment at Western International University.
Operating losses during the three months ended February 28, 2015 decreased $8.0 million compared to the prior year. The decrease was principally attributable to the $9.0 million litigation charge in the second quarter of fiscal year 2014 discussed above.
Operating losses during the six months ended February 28, 2015 increased $4.8 million compared to the prior year. This was principally attributable to increased losses at Western International University and an increase in restructuring charges, which was partially offset by the litigation charge in the second quarter of fiscal year 2014 discussed above.
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

				% of Total Assets at
($ in thousands)	February 28, 2015	August 31, 2014	% Change	February 28, 2015	August 31, 2014
Cash and cash equivalents	$566,078	$1,228,813	(53.9)%	23.5%	39.7%
Restricted cash and cash equivalents	224,987	224,135	0.4%	9.4%	7.2%
Marketable securities(1)	193,745	187,472	3.3%	8.1%	6.1%
Total	$984,810	$1,640,420	(40.0)%	41.0%	53.0%
(1) Represents current marketable securities. We also have $75.1 million and $87.8 million of long-term marketable securities as of February 28, 2015 and August 31, 2014, respectively, which includes securities maturing in less than three years.
Cash and cash equivalents (excluding restricted cash) decreased $662.7 million primarily due to:

•	$595.4 million of payments on borrowings (net of proceeds from borrowings);

•	$43.3 million for capital expenditures;

•	$38.7 million for share repurchases;

•	$34.5 million paid for contingent consideration associated with our Open Colleges acquisition, which includes $21.4 million and $13.1 million in financing and operating activities, respectively; and

•	$21.2 million paid to acquire FAEL.
The above items were partially offset by $55.1 million of cash provided by operations, which was adversely impacted by a portion of the contingent consideration payment as discussed above.
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of February 28, 2015, the earnings from these operations were not significant.
As of February 28, 2015, we had $108.7 million of money market funds included in cash and restricted cash equivalents that we measure at fair value. Our remaining cash and cash equivalents included in the above table approximate fair value because of the short-term nature of the financial instruments.
Our current marketable securities, which principally include corporate bonds, tax-exempt municipal bonds, and time deposits, have original maturities to us greater than three months, and contractual maturities that will occur within one year. Our current marketable securities are classified as available-for-sale and are measured at fair value. We determine the fair value of these investments using a market approach with Level 2 observable inputs including quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active. Refer to Note 5, Financial Instruments, in Item 1, Financial Statements.
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
We borrowed $585.0 million and had approximately $24 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2014. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2015. As of February 28, 2015, we have approximately $44 million of outstanding letters of credit under the Revolving Credit Facility.
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
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at February 28, 2015 and August 31, 2014.

Other debt principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at February 28, 2015 and August 31, 2014 was 5.6% and 5.8%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.
Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective periods:

	Six Months Ended February 28,
($ in thousands)	2015	2014
Net (loss) income	$(3,669)	$111,218
Non-cash items	138,696	118,498
Changes in assets and liabilities, excluding the impact of acquisitions and disposition	(79,914)	(36,232)
Net cash provided by operating activities	$55,113	$193,484
Six Months Ended February 28, 2015 - Our non-cash items primarily consisted of $71.2 million of depreciation and amortization, a $29.4 million provision for uncollectible accounts receivable, $21.9 million of share-based compensation, and $21.2 million for losses on asset dispositions and impairment charges. The changes in assets and liabilities primarily consisted of the following:

•	a $51.2 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•	a $42.3 million decrease in accrued and other liabilities principally attributable to the payment of accrued bonuses and the payment of the Open Colleges contingent consideration discussed above;

•	a $21.4 million increase in prepaid taxes primarily due to the timing and method of calculating our quarterly estimated income tax payments; and

•	a $15.9 million decrease in student deposits principally attributable to the timing of course starts at BPP.
The above changes were partially offset by a $47.8 million increase in deferred revenue principally attributable to the timing of course starts at BPP and increased enrollment at Open Colleges.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of February 28, 2015, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 22 days compared to 21 days as of August 31, 2014 and 19 days as of February 28, 2014.
Six Months Ended February 28, 2014 - Our non-cash items primarily consisted of $73.8 million of depreciation and amortization, a $25.5 million provision for uncollectible accounts receivable, and $22.5 million of share-based compensation. The changes in assets and liabilities primarily consisted of a $48.2 million decrease in accrued and other liabilities principally attributable to the timing of our payroll cycle and accrued bonus payments, and a $24.2 million increase in restricted cash and cash equivalents. This was partially offset by a $32.9 million increase in deferred revenue principally attributable to the timing of course starts at BPP, a $17.4 million increase in student deposits, and a $15.2 million decrease in prepaid income taxes.
Investing Activities
The following provides a summary of our investing cash flows during the respective periods:

	Six Months Ended February 28,
($ in thousands)	2015	2014
Capital expenditures	$(43,310)	$(58,119)
Acquisitions, net of cash acquired	(21,166)	(94,937)
Maturities and sales (purchases) of marketable securities, net	4,107	(122,741)
Other	467	3,446
Net cash used in investing activities	$(59,902)	$(272,351)

Cash paid for acquisitions during the first six months of fiscal year 2015 represents Apollo Global’s acquisition of FAEL, and the amount in the prior year represents Apollo Global’s acquisition of Open Colleges.
Financing Activities
The following provides a summary of our financing cash flows during the respective periods:

	Six Months Ended February 28,
($ in thousands)	2015	2014
Payments on borrowings, net	$(595,410)	$(619,268)
Share repurchases	(38,718)	(72,237)
Payment for contingent consideration	(21,371)	—
Other	1,231	1,793
Net cash used in financing activities	$(654,268)	$(689,712)
Six Months Ended February 28, 2015 - Cash used in financing activities primarily consisted of the following:

•	$595.4 million used for payments on borrowings (net of proceeds from borrowings);

•
$38.7 million used for share repurchases, which excludes $1.6 million of shares repurchased during the second quarter of fiscal year 2015 that settled subsequent to February 28, 2015. Total share repurchases during the first six months of fiscal year 2015 consisted of $38.1 million used to repurchase 1.4 million shares at a weighted average purchase price of $26.45 per share, and additional repurchases related to tax withholding requirements on restricted stock units; and

•	$21.4 million representing the financing portion of our Open Colleges contingent consideration payment discussed above.
As of February 28, 2015, we had $52.2 million available under our share repurchase authorization. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
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
Contractual Obligations and Other Commercial Commitments
We had the following material changes in our contractual obligations and other commercial commitments during the six months ended February 28, 2015:

•	We repaid the entire amount borrowed on our Revolving Credit Facility of $585.0 million;

•	We paid $34.5 million of contingent consideration associated with our Open Colleges acquisition; and

•
In connection with our acquisition of FAEL in December 2014, we also have the option to buy the remaining noncontrolling interests, and the noncontrolling shareholders have the option to sell their shares to us, beginning in the third quarter of our fiscal year 2019, or earlier in limited circumstances. The prices for these options are based on a formula specified at the acquisition date and are principally based on a multiple of FAEL’s operating results as defined in the acquisition agreement. There is no minimum or maximum price for these options. Refer Note 4, Acquisitions, in Item 1, Financial Statements.

There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2014 through February 28, 2015. Information regarding our contractual obligations and other commercial commitments is provided in our 2014 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended February 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During the fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of February 28, 2015. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.
During the three months ended February 28, 2015, we repurchased 0.8 million shares of our Class A common stock at a total cost of $20 million, representing a weighted average purchase price of $26.22 per share. The following details changes in our treasury stock during the three months ended February 28, 2015:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase Under the Plans or Programs
Treasury stock as of November 30, 2014	80,113	$49.27	80,113	$72,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(5)	49.27	(5)	—
Treasury stock as of December 31, 2014	80,108	$49.27	80,108	$72,224
New authorizations	—	—	—	—
Share repurchases	362	25.96	362	(9,389)
Share reissuances	(40)	49.17	(40)	—
Treasury stock as of January 31, 2015	80,430	$49.17	80,430	$62,835
New authorizations	—	—	—	—
Share repurchases	401	26.46	401	(10,611)
Share reissuances	(1)	49.06	(1)	—
Treasury stock as of February 28, 2015	80,830	$49.06	80,830	$52,224
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
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended February 28, 2015.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Apollo Education Group, Inc. Deferred Compensation Plan (effective February 1, 2012) (as amended and restated effective November 1, 2014)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO EDUCATION GROUP, INC. An Arizona Corporation
Date: March 25, 2015

By:	/s/ Brian L. Swartz
Brian L. Swartz Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson Vice President Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)