Form 10-Q
period 2015-05-31
APOLLO EDUCATION GROUP INC
filed 2015-06-29
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
As of June 22, 2015, there were 107,239,025 shares of Apollo’s Class A common stock outstanding and 475,149 shares of Apollo’s Class B common stock outstanding.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2015

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
In this report, we refer to Apollo Education Group, Inc. as “the Company,” “Apollo Education Group,” “Apollo,” “APOL,” “we,” “us” or “our.”

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	May 31, 2015	August 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$577,222	$1,228,813
Restricted cash and cash equivalents	231,324	224,135
Marketable securities	201,143	187,472
Accounts receivable, net	220,880	225,398
Prepaid taxes	12,731	34,006
Deferred taxes	78,668	83,871
Other current assets	59,505	58,855
Total current assets	1,381,473	2,042,550
Marketable securities	70,741	87,811
Property and equipment, net	399,584	435,733
Goodwill	243,968	259,901
Intangible assets, net	160,905	189,365
Deferred taxes	51,037	37,335
Other assets	43,733	40,240
Total assets	$2,351,441	$3,092,935
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$15,088	$609,506
Accounts payable	72,019	63,907
Student deposits	252,058	280,562
Deferred revenue	233,995	225,818
Accrued and other current liabilities	265,001	363,607
Total current liabilities	838,161	1,543,400
Long-term debt	40,383	47,590
Deferred taxes	22,695	22,674
Other long-term liabilities	214,410	233,942
Total liabilities	1,115,649	1,847,606
Commitments and contingencies
Redeemable noncontrolling interests	56,345	64,527
Shareholders’ equity:
Preferred stock, no par value	—	—
Apollo Class A nonvoting common stock, no par value	103	103
Apollo Class B voting common stock, no par value	1	1
Additional paid-in capital	—	—
Apollo Class A treasury stock, at cost	(3,962,717)	(3,936,607)
Retained earnings	5,201,238	5,143,949
Accumulated other comprehensive loss	(59,923)	(27,320)
Total Apollo shareholders’ equity	1,178,702	1,180,126
Noncontrolling interests	745	676
Total equity	1,179,447	1,180,802
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,351,441	$3,092,935
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2015	2014	2015	2014
Net revenue	$681,481	$793,610	$1,979,105	$2,314,512
Costs and expenses:
Instructional and student advisory	298,506	324,621	915,843	978,400
Marketing	119,505	135,894	375,719	408,995
Admissions advisory	52,994	56,256	167,919	159,075
General and administrative	65,274	75,112	208,239	217,166
Depreciation and amortization	30,556	37,721	101,779	111,524
Provision for uncollectible accounts receivable	13,005	12,485	42,372	37,997
Restructuring and impairment charges	11,444	14,904	66,008	62,076
Acquisition and other related (credit) costs, net	(455)	16,168	4,506	29,173
Litigation charges	—	4,125	100	13,125
Total costs and expenses	590,829	677,286	1,882,485	2,017,531
Operating income	90,652	116,324	96,620	296,981
Interest income	762	453	2,091	1,620
Interest expense	(1,715)	(1,915)	(5,116)	(5,984)
Other (loss) income, net	(2,039)	(284)	(4,470)	630
Income from continuing operations before income taxes	87,660	114,578	89,125	293,247
Provision for income taxes	(40,220)	(47,539)	(45,354)	(112,627)
Income from continuing operations	47,440	67,039	43,771	180,620
Loss from discontinued operations, net of tax	—	(2,029)	—	(4,392)
Net income	47,440	65,010	43,771	176,228
Net loss attributable to noncontrolling interests	624	1,015	4,468	3,293
Net income attributable to Apollo	$48,064	$66,025	$48,239	$179,521
Earnings (loss) per share - Basic:
Continuing operations attributable to Apollo	$0.45	$0.62	$0.45	$1.64
Discontinued operations attributable to Apollo	—	(0.02)	—	(0.04)
Basic income per share attributable to Apollo	$0.45	$0.60	$0.45	$1.60
Earnings (loss) per share - Diluted:
Continuing operations attributable to Apollo	$0.44	$0.61	$0.44	$1.63
Discontinued operations attributable to Apollo	—	(0.02)	—	(0.04)
Diluted income per share attributable to Apollo	$0.44	$0.59	$0.44	$1.59
Basic weighted average shares outstanding	107,678	110,613	108,140	112,024
Diluted weighted average shares outstanding	108,623	112,082	109,124	113,129
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2015	2014	2015	2014
Net income	$47,440	$65,010	$43,771	$176,228
Other comprehensive income (loss) (net of tax):
Currency translation (loss) gain(1)	(6,931)	5,186	(44,923)	12,504
Change in fair value of available-for-sale securities(1)	49	—	290	—
Comprehensive income (loss)	40,558	70,196	(862)	188,732
Comprehensive loss (income) attributable to noncontrolling interests	2,157	(690)	16,498	809
Comprehensive income attributable to Apollo	$42,715	$69,506	$15,636	$189,541
(1) The tax effect on each component of other comprehensive income (loss) during the three and nine months ended May 31, 2015 and 2014, respectively, is not significant.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock				Additional Paid-in Capital	Apollo Class A Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Class A Nonvoting		Class B Voting
	Shares	Stated Value	Shares	Stated Value
(In thousands)						Shares	Cost
Balance as of August 31, 2014	188,007	$103	475	$1	$—	79,585	$(3,936,607)	$5,143,949	$(27,320)	$1,180,126	$676	$1,180,802	$64,527
Share repurchases	—	—	—	—	—	1,549	(40,700)	—	—	(40,700)	—	(40,700)	—
Share reissuances	—	—	—	—	(27,593)	(352)	14,590	13,998	—	995	—	995	—
Net tax effect for stock incentive plans	—	—	—	—	(3,839)	—	—	—	—	(3,839)	—	(3,839)	—
Share-based compensation	—	—	—	—	29,768	—	—	—	—	29,768	—	29,768	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(32,893)	(32,893)	(55)	(32,948)	(11,975)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	290	290	—	290	—
Acquisition	—	—	—	—	—	—	—	—	—	—	—	—	3,437
Redemption value adjustments	—	—	—	—	—	—	—	(4,948)	—	(4,948)	—	(4,948)	4,948
Net income (loss)	—	—	—	—	—	—	—	48,239	—	48,239	124	48,363	(4,592)
Other	—	—	—	—	1,664	—	—	—	—	1,664	—	1,664	—
Balance as of May 31, 2015	188,007	$103	475	$1	$—	80,782	$(3,962,717)	$5,201,238	$(59,923)	$1,178,702	$745	$1,179,447	$56,345

Balance as of August 31, 2013	188,007	$103	475	$1	$—	75,182	$(3,824,758)	$4,978,815	$(36,563)	$1,117,598	$411	$1,118,009	$—
Share repurchases	—	—	—	—	—	3,955	(118,478)	—	—	(118,478)	—	(118,478)	—
Share reissuances	—	—	—	—	(25,212)	(503)	21,187	5,818	—	1,793	—	1,793	—
Net tax effect for stock incentive plans	—	—	—	—	(8,482)	—	—	—	—	(8,482)	—	(8,482)	—
Share-based compensation	—	—	—	—	33,694	—	—	—	—	33,694	—	33,694	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	10,020	10,020	199	10,219	2,285
Acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	53,866
Redemption value adjustments	—	—	—	—	—	—	—	(6,219)	—	(6,219)	—	(6,219)	6,219
Net income (loss)	—	—	—	—	—	—	—	179,521	—	179,521	333	179,854	(3,626)
Balance as of May 31, 2014	188,007	$103	475	$1	$—	78,634	$(3,922,049)	$5,157,935	$(26,543)	$1,209,447	$943	$1,210,390	$58,744
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
($ in thousands)	2015	2014
Operating activities:
Net income	$43,771	$176,228
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	29,768	33,694
Excess tax benefits from share-based compensation	(236)	(49)
Depreciation and amortization	101,779	111,524
Accelerated depreciation included in restructuring	7,207	6,159
Loss (gain) on asset dispositions and impairment charges, net	22,228	(862)
Non-cash foreign currency loss, net	1,722	642
Provision for uncollectible accounts receivable	42,372	37,997
Deferred income taxes	(12,471)	(22,067)
Changes in assets and liabilities, excluding the impact of acquisitions and disposition:
Restricted cash and cash equivalents	5,529	3,659
Accounts receivable	(51,555)	(20,472)
Prepaid taxes	21,038	39,724
Other assets	(1,974)	(9,436)
Accounts payable	7,753	(10,789)
Student deposits	(25,918)	(15,436)
Deferred revenue	22,677	(7,768)
Accrued and other liabilities	(89,987)	(33,742)
Net cash provided by operating activities	123,703	289,006
Investing activities:
Purchases of property and equipment	(74,254)	(80,642)
Purchases of marketable securities	(156,465)	(265,083)
Maturities and sales of marketable securities	156,337	136,157
Acquisitions, net of cash acquired	(21,166)	(119,454)
Changes in restricted cash and other investing activities	(14,216)	3,446
Net cash used in investing activities	(109,764)	(325,576)
Financing activities:
Payments on borrowings	(605,214)	(624,393)
Proceeds from borrowings	4,515	1,081
Share repurchases	(40,700)	(118,478)
Share reissuances	995	1,793
Excess tax benefits from share-based compensation	236	49
Payment for contingent consideration	(21,371)	—
Net cash used in financing activities	(661,539)	(739,948)
Exchange rate effect on cash and cash equivalents	(3,991)	829
Net decrease in cash and cash equivalents	(651,591)	(775,689)
Cash and cash equivalents, beginning of period	1,228,813	1,414,485
Cash and cash equivalents, end of period	$577,222	$638,796
Supplemental disclosure of cash flow and non-cash information:
Cash paid for income taxes, net of refunds	$36,545	$113,753
Cash paid for interest	5,134	5,859
Restricted stock units vested and released	7,407	10,195
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in our opinion, reflect all adjustments of a normal, recurring nature that are necessary for the fair presentation of our financial condition, results of operations and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. Therefore, this information should be read in conjunction with the audited consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K as filed with the SEC on October 21, 2014. We consistently applied the accounting policies described in the notes to our consolidated financial statements included in our 2014 Annual Report on Form 10-K in preparing these unaudited interim condensed consolidated financial statements.
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

•
University of Phoenix - Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) compared to other quarters due to holiday breaks.

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

Because of the seasonal nature of our business and other factors, the results of operations for the three and nine months ended May 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2015.
Reclassifications
We reclassified our Condensed Consolidated Statements of Income for prior periods to conform to our current presentation as a result of our presentation of Institute for Professional Development’s operating results as discontinued operations. Refer to Note 3, Discontinued Operations.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2017 using either a full retrospective or a modified retrospective approach. However the FASB issued a proposal in April 2015 that would provide an optional deferral of the effective date of ASU 2014-09 by one year. We are currently evaluating which transition approach to use and the impact that the standard will have on our financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, and early adoption is permitted. We are not early adopting ASU 2014-08, which will be effective for us on September 1, 2015 and will apply to disposals that have not yet been reported in our financial statements as of the adoption date. Accordingly, the standard will not impact our previously reported disposals, and we will apply the standard to any disposals that occur after adoption.
Subsequent Events
On June 5, 2015, we purchased the remaining 30% noncontrolling ownership interests in Open Colleges for approximately $52 million. This transaction will be accounted for as an equity transaction resulting in the removal of the associated redeemable noncontrolling interests from our Condensed Consolidated Balance Sheets.
On June 11, 2015, we acquired a controlling interest in TIY Academy, LLC (“The Iron Yard”), which offers nondegree information technology bootcamp programs and supports our strategy of expanding our professional development offerings. This transaction will be accounted for as a business combination and The Iron Yard’s operating results will be included in our consolidated financial statements from the date of the transaction. The Iron Yard’s operating results are not material to our consolidated financial statements, and we have not yet completed the related purchase price allocation principally due to the recent acquisition date.
Note 2. Restructuring and Impairment Charges
Restructuring and impairment charges includes the following for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2015	2014	2015	2014
Restructuring charges	$11,444	$14,904	$47,059	$62,076
Intangibles impairment	—	—	12,999	—
Property and equipment impairment	—	—	5,950	—
Restructuring and impairment charges	$11,444	$14,904	$66,008	$62,076
We began initiating restructuring activities in fiscal year 2011 to reengineer our business processes and educational delivery systems to improve the efficiency and effectiveness of our services to students. We have continued restructuring activities in fiscal year 2015 as we further reduce costs to align with our lower enrollment and revenue.
Our restructuring activities initiated prior to fiscal year 2015 principally include rationalizing our administrative real estate facilities, closing 115 University of Phoenix ground locations, and workforce reductions. During the nine months ended May 31, 2015, we incurred $26.3 million of expense associated with restructuring activities initiated prior to fiscal year 2015. The substantial majority of the expense represents an increase in our estimated future cash payments associated with exiting additional space at the locations included in the University of Phoenix ground location rationalization discussed above. We do not expect to incur material charges related to the remaining space expected to be vacated. However, we will incur interest accretion and may record additional adjustments associated with the estimated lease obligations, which involves significant judgment, in future periods.
During the nine months ended May 31, 2015, we incurred $20.8 million of restructuring expense associated with new restructuring activities initiated after fiscal year 2014. The expense consisted of $16.8 million of severance and other employee separation costs associated with the elimination of approximately 900 positions. The majority of the remaining restructuring expense represents costs associated with termination of a curriculum-based contract. The expense associated with these activities for the nine months ended May 31, 2015 is reflected in our segment reporting as follows: $4.4 million in University of Phoenix and $16.4 million in Other.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following details the changes in our restructuring liabilities during the nine months ended May 31, 2015:

	Lease and Related Costs, Net		Severance and Other Employee Separation Costs		Other Restructuring Related Costs		Total
($ in thousands)	2015 Restructuring	Prior Year Restructuring(1)	2015 Restructuring	Prior Year Restructuring(1)	2015 Restructuring	Prior Year Restructuring(1)
August 31, 2014	$—	$96,204	$—	$5,687	$—	$1,192	$103,083
Expense	—	10,094	4,643	167	3,767	357	19,028
Other	—	(2,605)	(752)	—	—	—	(3,357)
Payments	—	(13,562)	(346)	(5,687)	(617)	(389)	(20,601)
November 30, 2014	—	90,131	3,545	167	3,150	1,160	98,153
Expense	—	12,014	3,860	426	—	287	16,587
Other	—	(2,530)	(635)	—	—	—	(3,165)
Payments	—	(13,290)	(2,801)	(475)	—	(704)	(17,270)
February 28, 2015	—	86,325	3,969	118	3,150	743	94,305
Expense	—	2,366	8,304	441	214	119	11,444
Other	—	(1,450)	(619)	—	—	—	(2,069)
Payments	—	(10,943)	(6,889)	(559)	(3,200)	(363)	(21,954)
May 31, 2015(2)	$—	$76,298	$4,765	$—	$164	$499	$81,726
(1) We have incurred $370 million of cumulative costs associated with prior year restructuring as of May 31, 2015, which includes lease exit, employee separation, and other related costs of $244 million, $84 million and $42 million, respectively. These cumulative costs have been reflected in our segment reporting as follows: $288 million in University of Phoenix, $18 million in Apollo Global, and $64 million in Other.
(2) The gross, undiscounted obligation associated with our restructuring liabilities as of May 31, 2015 was approximately $149 million, which principally represents non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.
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
Based on developments and trends at University of Phoenix during the second quarter of fiscal year 2015, we evaluated the property and equipment at University of Phoenix’s remaining ground locations for recoverability. Accordingly, we compared the estimated undiscounted cash flows of the locations over the remaining useful lives of their fixed assets to the carrying amount of their fixed assets. Based on our analysis, we recorded $6.0 million of impairment charges during the second quarter of fiscal year 2015. As of May 31, 2015, we believe the carrying amounts of our remaining other long-lived assets are recoverable and no impairment exists. However, changes to our business or other circumstances could lead to potential impairments in the future.
Note 3. Discontinued Operations
During fiscal year 2014, we sold the assets of our subsidiary Institute for Professional Development (“IPD”) for $4 million. IPD had insignificant assets and liabilities as of the date of sale and as a result, we realized an immaterial gain on sale. We sold IPD because its business was no longer consistent with our long-term strategic objectives due to recent operating losses and limitations on our ability to further develop and expand the domestic business. We do not have significant continuing involvement with IPD after the sale and, accordingly, IPD’s operating results are presented as discontinued operations on our Condensed Consolidated Statements of Income. We determined that cash flows from our discontinued operations are not

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

material and are included with cash flows from continuing operations on our Condensed Consolidated Statements of Cash Flows. IPD was previously included in Other in our segment reporting.
The following summarizes IPD’s operating results for the three and nine months ended May 31, 2014, which are presented in loss from discontinued operations, net of tax on our Condensed Consolidated Statements of Income:

($ in thousands)	Three Months Ended May 31, 2014	Nine Months Ended May 31, 2014
Net revenue	$6,309	$20,800
Costs and expenses	(9,569)	(27,793)
Loss from discontinued operations before income taxes	(3,260)	(6,993)
Benefit from income taxes	1,231	2,601
Loss from discontinued operations, net of tax	$(2,029)	$(4,392)
The operating results of our discontinued operations only include revenues and costs directly attributable to the discontinued operations. Accordingly, no interest expense or general corporate overhead have been allocated to IPD. IPD did not meet the held for sale criteria until the period it was sold.
Note 4. Acquisitions
During fiscal years 2015 and 2014, we completed the following acquisitions to provide access to new markets and support our strategy to diversify and expand our global operations:

•
On December 4, 2014, we acquired a 75% interest in Sociedade Técnica Educacional da Lapa S.A., a provider of postsecondary educational programs in Brazil under the name Faculdade da Educacional da Lapa (“FAEL”). We made an initial cash payment of R$73.8 million (equivalent to $28.9 million on the acquisition date), and the acquisition includes a potential contingent consideration payment in the future that is principally based on FAEL’s calendar year 2018 net revenue. The contingent payment has a maximum of approximately R$34 million (equivalent to $10.8 million as of May 31, 2015), and its fair value on the acquisition date was insignificant based on our estimate of FAEL’s future revenue in relation to the contingent payment threshold as defined in the acquisition agreement. We incurred $1.2 million of transaction costs, which are included in acquisition and other related (credit) costs, net on our Condensed Consolidated Statements of Income.

•
On May 20, 2014, we acquired an 81% consolidated interest in Milpark Education, a provider of education and training to adult learners in South Africa, for approximately ZAR 265 million (approximated $26 million on the transaction date).

•
On December 20, 2013, we acquired 70% of the outstanding shares of Open Colleges, a provider of education and training to adult learners in Australia. We paid A$110.3 million (equivalent to $98.1 million on the transaction date), plus contingent consideration, which we initially measured at $21.4 million based on information available as of the acquisition date. During fiscal year 2015, we settled the contingent consideration as discussed at Note 8, Fair Value Measurements, and purchased the remaining 30% noncontrolling ownership interests as discussed in Note 1, Nature of Operations and Significant Accounting Policies. As a result of these transactions, we own all of Open Colleges.

In connection with the FAEL and Milpark Education acquisitions, we also have the option to buy the remaining noncontrolling interests, and the noncontrolling shareholders have the option to sell their shares to us. The options are exercisable in the third quarter of our fiscal year 2016 for Milpark Education and beginning in the third quarter of our fiscal year 2019 for FAEL, or earlier in limited circumstances for both acquisitions. The prices for these options are based on a formula specified at the respective acquisition dates and are principally based on a multiple of the respective acquired entity’s operating results as defined in the acquisition agreements. There is no minimum or maximum price for these options. Since the options are embedded in the shares owned by the respective noncontrolling shareholders and the shareholders have the option to redeem their shares, we have classified the noncontrolling interests as redeemable equity on our Condensed Consolidated Balance Sheets. Subsequent to recording the noncontrolling interests at fair value on the acquisition date, as discussed further below, we record the redeemable noncontrolling interests at the greater of the carrying value or the redemption value because the interests are probable of becoming redeemable. We determine the redemption value using the formula specified at the acquisition date, and by assuming the end of each period is the redemption date. We record redemption value adjustments through retained earnings.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We accounted for the acquisitions as business combinations and allocated the purchase price to the assets acquired and liabilities assumed at fair value as summarized below:

	Fiscal Year 2015		Fiscal Year 2014
	FAEL		Milpark Education		Open Colleges
	Purchase Price Allocation ($ in thousands)	Weighted Average Useful Life (Years)	Purchase Price Allocation ($ in thousands)	Weighted Average Useful Life (Years)	Purchase Price Allocation ($ in thousands)	Weighted Average Useful Life (Years)
Cash and cash equivalents	$7,685		$2,834		$3,152
Intangibles:
Trademarks	9,223	Indefinite	5,778	Indefinite	17,919	10.0
Accreditation	5,940	Indefinite	1,270	Indefinite	976	4.0
Course curriculum	1,212	4.0	1,203	2.0	15,790	4.0
Course designations	—		—		20,652	5.0
Other	4,182	4.0	2,149	2.5	5,238	1.0
Goodwill	14,538		22,227		127,656
Other assets	2,877		1,255		11,993
Liabilities	(13,369)		(6,696)		(32,719)
Total assets acquired and liabilities assumed, net	32,288		30,020		170,657
Less: Fair value of redeemable noncontrolling interests	(3,437)		(2,669)		(51,197)
Total fair value of consideration transferred	28,851		27,351		119,460
Less: Fair value of contingent consideration	—		—		(21,371)
Less: Cash acquired	(7,685)		(2,834)		(3,152)
Cash paid for acquisition, net of cash acquired	$21,166		$24,517		$94,937
We determined the fair value of assets acquired, liabilities assumed and the redeemable noncontrolling interests based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the respective items. We used the following assumptions, the majority of which include significant unobservable inputs, and valuation methodologies to determine fair value:

•
Intangibles - We used income approaches to value the substantial majority of the acquired intangibles. The trademarks for each acquisition, and the course curriculum and course designations for Open Colleges were valued using the relief-from-royalty method, which represents the benefit of owning these intangible assets rather than paying royalties for their use. The remaining intangibles were valued using the excess earnings method, with and with-out method, cost savings method, or replacement cost approach.

•
Other assets and liabilities - We estimated the fair value of Open Colleges’ deferred revenue using the cost build-up method, which represents the cost to deliver the services, plus a normal profit margin. The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.

•
Redeemable noncontrolling interests - We estimated the fair value of the redeemable noncontrolling interests principally as the noncontrolling ownership percentage of the implied fair value of each acquired entity and applied certain discounts including lack of control, as applicable.

We recorded $14.5 million, $22.2 million and $127.7 million of goodwill as a result of the FAEL, Milpark Education and Open Colleges acquisitions, respectively. The goodwill resulting from the FAEL acquisition may become deductible for tax purposes in the future, and the goodwill resulting from the Milpark Education and Open Colleges acquisitions is not expected to be deductible for tax purposes. The goodwill for each acquisition is principally attributable to the future earnings potential associated with student growth and other intangibles that do not qualify for separate recognition such as the assembled workforce. The goodwill is included in our Apollo Global reportable segment and we have selected a July 1 annual goodwill impairment test date for each reporting unit.
We assigned an indefinite useful life to the acquired FAEL and Milpark Education trademarks and accreditations intangibles as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and, as applicable, we intend to renew the intangibles and renewal

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line or an accelerated basis that reflects the pattern in which we expect the economic benefits of the assets to be consumed. The weighted average original useful life of the acquired finite-lived intangibles was 4 years, 2.3 years and 5.9 years for FAEL, Milpark Education and Open Colleges, respectively. Refer to Note 7, Goodwill and Intangibles, for the estimated future amortization of our finite-lived intangibles.
The operating results of FAEL, Milpark Education and Open Colleges are included in our consolidated financial statements from the date of each respective acquisition. We have not provided pro forma information or the revenue and operating results of the acquired entities because their results of operations are not material, both individually and in the aggregate, to our consolidated results of operations in the respective periods of acquisition.
Note 5. Financial Instruments
We invest our excess cash in a variety of marketable securities, which are all classified as available-for-sale. The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by financial instrument category as of the respective periods:

	May 31, 2015
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$677,262	$—	$—	$677,262	$677,262	$—	$—
Level 1:
Money market funds	104,712	—	—	104,712	104,712	—	—
Level 2:
Corporate bonds	131,551	71	(133)	131,489	—	79,081	52,408
Tax-exempt municipal bonds	75,154	38	(153)	75,039	1,480	63,905	9,654
Time deposits	50,222	—	—	50,222	25,092	25,130	—
Other	41,734	16	(44)	41,706	—	33,027	8,679
Total	$1,080,635	$125	$(330)	$1,080,430	$808,546	$201,143	$70,741

	August 31, 2014
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$1,295,395	$—	$—	$1,295,395	$1,295,395	$—	$—
Level 1:
Money market funds	132,508	—	—	132,508	132,508	—	—
Level 2:
Tax-exempt municipal bonds	106,543	155	(11)	106,687	—	78,443	28,244
Corporate bonds	106,575	123	(52)	106,646	—	56,837	49,809
Time deposits	50,100	—	—	50,100	25,041	25,059	—
Commercial paper	11,793	1	—	11,794	—	11,794	—
Other	19,155	1	(1)	19,155	4	15,339	3,812
Level 3:
Auction-rate securities(2)	6,850	—	(904)	5,946	—	—	5,946
Total	$1,728,919	$280	$(968)	$1,728,231	$1,452,948	$187,472	$87,811
(1) Cash and cash equivalents includes restricted cash and cash equivalents.
(2) Auction-rate securities were redeemed at par value during fiscal year 2015.

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
Note 6. Accounts Receivable, Net
Accounts receivable, net consist of the following as of the respective periods:

($ in thousands)	May 31, 2015	August 31, 2014
Student accounts receivable	$253,842	$255,134
Less allowance for doubtful accounts	(46,891)	(50,145)
Net student accounts receivable	206,951	204,989
Other receivables	13,929	20,409
Total accounts receivable, net	$220,880	$225,398
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2015	2014	2015	2014
Beginning allowance for doubtful accounts	$49,891	$53,038	$50,145	$59,744
Provision for uncollectible accounts receivable	13,005	12,485	42,372	37,997
Write-offs, net of recoveries	(15,791)	(14,979)	(43,861)	(46,651)
Currency translation adjustment	(214)	73	(1,765)	(473)
Ending allowance for doubtful accounts	$46,891	$50,617	$46,891	$50,617
Note 7. Goodwill and Intangibles
The following details changes in our goodwill by reportable segment during the nine months ended May 31, 2015:

($ in thousands)	University of Phoenix	Apollo Global	Other	Total
Goodwill as of August 31, 2014	$71,812	$171,198	$16,891	$259,901
FAEL acquisition	—	14,538	—	14,538
Currency translation adjustment	—	(30,471)	—	(30,471)
Goodwill as of May 31, 2015	$71,812	$155,265	$16,891	$243,968

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangibles consist of the following as of the respective periods:

	May 31, 2015				August 31, 2014
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount
Accreditations and designations	$21,628	$(6,052)	$(2,169)	$13,407	$21,628	$(3,015)	$1,000	$19,613
Trademarks	17,919	(2,486)	(2,025)	13,408	17,919	(1,238)	907	17,588
Curriculum(1)	18,205	(6,238)	(1,699)	10,268	16,993	(2,933)	826	14,886
Student and customer relationships(2)	14,437	(11,139)	(1,671)	1,627	15,934	(9,780)	(1,161)	4,993
Software and technology(3)	—	—	—	—	42,389	(25,151)	—	17,238
Other(1), (2)	11,325	(6,125)	(2,271)	2,929	20,891	(19,909)	(611)	371
Total finite-lived intangibles	83,514	(32,040)	(9,835)	41,639	135,754	(62,026)	961	74,689
Trademarks(1)	115,737	—	(8,868)	106,869	106,514	—	(68)	106,446
Accreditations and designations(1)	14,470	—	(2,073)	12,397	8,530	—	(300)	8,230
Total indefinite-lived intangibles	130,207	—	(10,941)	119,266	115,044	—	(368)	114,676
Total intangible assets, net	$213,721	$(32,040)	$(20,776)	$160,905	$250,798	$(62,026)	$593	$189,365
(1) We acquired intangibles during fiscal year 2015 as a result of our acquisition of FAEL. Refer to Note 4, Acquisitions.
(2) The decrease in the gross carrying amount as of May 31, 2015 compared to August 31, 2014 was due to the removal of intangibles that were fully amortized during fiscal year 2015.
(3) We recorded a $13.0 million impairment charge of technology intangibles during fiscal year 2015. Refer to Note 2, Restructuring and Impairment Charges.
The following is the estimated future amortization expense of our finite-lived intangibles as of May 31, 2015:

($ in thousands)	Remainder of 2015	2016	2017	2018	2019	2020	Thereafter	Total
Estimated future amortization expense(1)	$3,208	$11,014	$10,028	$7,410	$3,028	$1,582	$5,369	$41,639
(1) The estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
We completed our annual goodwill and indefinite-lived intangibles impairment tests resulting in no impairment for the following reporting units that have a May 31 annual test date:

•	University of Phoenix;

•	ULA and UNIACC (included in the Apollo Global reportable segment); and

•	Western International University and Carnegie Learning (included in Other in our segment reporting).
Note 8. Fair Value Measurements
We measure and disclose certain financial instruments at fair value as described in Note 5, Financial Instruments. Liabilities measured at fair value on a recurring basis, all of which are included in other liabilities on our Condensed Consolidated Balance Sheets, consist of the following as of May 31, 2015 and August 31, 2014:

		Fair Value Measurements at Reporting Dates Using
	Fair Value as of Respective Reporting Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Contingent consideration as of May 31, 2015	$6,570	$—	$—	$6,570
Contingent consideration as of August 31, 2014	$41,893	$—	$—	$41,893

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2015	2014	2015	2014
Beginning balance	$6,416	$36,023	$41,893	$5,277
Initial contingent consideration at fair value	—	—	—	21,371
Change in fair value included in net income	154	15,907	(843)	24,661
Payment for contingent consideration	—	—	(34,480)	—
Currency translation adjustment	—	400	—	1,021
Ending balance	$6,570	$52,330	$6,570	$52,330
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

•
Apollo Global - As a result of our purchase of the noncontrolling interest in Apollo Global during fiscal year 2013, we have contingent consideration that is based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As of May 31, 2015, the estimated fair value for this contingent consideration was $6.6 million.

We did not change our valuation techniques associated with recurring fair value measurements from prior periods.
Note 9. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of the respective periods:

($ in thousands)	May 31, 2015	August 31, 2014
Salaries, wages and benefits	$58,883	$125,165
Student discounts, grants and scholarships	39,107	14,931
Restructuring obligations	36,969	43,339
Legal and other professional obligations	32,687	33,651
Advertising	20,775	33,853
Deferred rent and other lease liabilities	12,081	12,384
Curriculum materials	10,982	12,069
Contingent consideration	—	35,239
Other	53,517	52,976
Total accrued and other current liabilities	$265,001	$363,607

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term liabilities consist of the following as of the respective periods:

($ in thousands)	May 31, 2015	August 31, 2014
Deferred revenue	$52,028	$51,831
Deferred rent and other lease liabilities	52,889	57,788
Restructuring obligations	44,757	59,744
Deferred gains on sale-leasebacks	20,536	21,641
Other	44,200	42,938
Total other long-term liabilities	$214,410	$233,942
Note 10. Debt
Debt and short-term borrowings consist of the following as of the respective periods:

($ in thousands)	May 31, 2015	August 31, 2014
Revolving Credit Facility	$—	$585,000
Capital lease obligations	20,102	32,806
Other	35,369	39,290
Total debt	55,471	657,096
Less short-term borrowings and current portion of long-term debt	(15,088)	(609,506)
Long-term debt	$40,383	$47,590
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
We borrowed $585.0 million and had approximately $24 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2014. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2015. As of May 31, 2015, we have approximately $44 million of outstanding letters of credit under the Revolving Credit Facility.
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
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at May 31, 2015 and August 31, 2014.
Other debt principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at May 31, 2015 and August 31, 2014 was 5.6% and 5.8%, respectively.
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
Note 12. Shareholders’ Equity and Redeemable Noncontrolling Interests
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of May 31, 2015. There is no expiration date on the repurchase authorizations and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
We also repurchase shares in connection with tax withholding requirements associated with the release of vested share-based awards, which do not fall under the repurchase program described above.
The following summarizes our share repurchase activity for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2015	2014	2015	2014
Share repurchases under share repurchase program:
Number of shares repurchased	—	1,507	1,440	3,797
Weighted average purchase price per share	$—	$29.85	$26.45	$30.21
Cost of share repurchases	$—	$45,000	$38,092	$114,684
Share repurchases related to vesting of share-based awards:
Number of shares repurchased	22	45	109	158
Cost of share repurchases	$382	$1,241	$2,608	$3,794
Share Reissuances
We reissue our Class A common stock from our treasury stock as a result of the release of shares associated with share-based awards and purchases under our employee stock purchase plan. Share reissuances were as follows for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2015	2014	2015	2014
Number of shares reissued	70	112	352	503

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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income attributable to Apollo (basic and diluted)	$48,064	$66,025	$48,239	$179,521
Denominator:
Basic weighted average shares outstanding	107,678	110,613	108,140	112,024
Dilutive effect of restricted stock units and performance share awards	828	1,290	818	978
Dilutive effect of stock options	117	179	166	127
Diluted weighted average shares outstanding	108,623	112,082	109,124	113,129
Basic income per share attributable to Apollo	$0.45	$0.60	$0.45	$1.60
Diluted income per share attributable to Apollo	$0.44	$0.59	$0.44	$1.59

Anti-dilutive securities excluded from diluted income per share:
Anti-dilutive restricted stock units and performance share awards outstanding	33	4	21	53
Anti-dilutive stock options outstanding	2,513	2,373	2,329	2,619
Note 14. Share-Based Compensation
The following details share-based compensation expense for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2015	2014	2015	2014
Instructional and student advisory	$2,812	$3,291	$8,699	$10,104
Marketing	705	925	2,324	2,970
Admissions advisory	262	221	779	535
General and administrative	3,456	6,346	15,960	17,358
Restructuring and impairment charges	619	401	2,006	2,727
Share-based compensation expense	$7,854	$11,184	$29,768	$33,694
In accordance with our Amended and Restated 2000 Stock Incentive Plan, we granted 26,000 and 94,000 restricted stock units and performance share awards during the three and nine months ended May 31, 2015, respectively. The granted awards had a weighted average grant date fair value per share of $16.96 and $26.42, respectively. As of May 31, 2015, we had $47.4 million and $2.7 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested restricted stock units and performance share awards, respectively. This expense is expected to be recognized over a weighted average period of 2.1 years.
We did not grant any stock options during the nine months ended May 31, 2015. As of May 31, 2015, we had $5.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.5 years.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15. Commitments and Contingencies
Surety Bonds
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid. As of May 31, 2015, the face amount of these surety bonds was approximately $34 million.
Letters of Credit
As of May 31, 2015, we had approximately $44 million of outstanding letters of credit, which principally support certain guarantees provided by our subsidiaries as part of our normal operations for which fair value is not material.
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
Class Action Alleging Violations of Kentucky Wage and Hour Laws
On June 9, 2015, two former University of Phoenix employees filed an action in the Circuit Court of Jefferson County Kentucky alleging that they were wrongfully terminated from their positions with the University in violation of Kentucky and federal law. In this action, which is captioned Aldrich et al. v. The University of Phoenix, 15-C-2839 (Jefferson Cty. Circuit Court), plaintiffs also allege that the University violated Kentucky wage and hour law by failing to pay plaintiffs overtime and other required wages, and in connection with these wage and hour claims, they seek to represent a class of plaintiffs consisting of all individuals employed by the University within the past five years who performed a substantial part of their job duties in Kentucky. Plaintiffs seek to recover damages on their own behalf in connection with their alleged wrongful termination and past due wages, overtime compensation and other relief on behalf of the class in connection with the wage and hour claims.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
Class Action Alleging Unfair and Deceptive Practices
On November 13, 2014, Ashley Paredes filed a class action complaint against University of Phoenix and Apollo Education Group, Inc. alleging unfair and deceptive business practices in violation of California law. Captioned Paredes v. The University of Phoenix, Inc., the action was initially filed in California Superior Court in San Bernadino County, but was subsequently removed to Federal District Court in the Central District of California. The complaint purports to assert claims on behalf of the class of individuals who enrolled in the University’s educational programs for Psychology, Education, Nursing, Health Administration and Criminal Justice, and Technology from November 10, 2011 through November 10, 2014. The complaint alleges that the University misled class members regarding transferability of credits earned at the University and by promising or guaranteeing employment upon completion of studies. The complaint seeks to recover damages on behalf of plaintiff and other members of the class. On March 23, 2015, the district court granted our motion to dismiss plaintiff’s claims, but granted plaintiff leave to file an amended complaint, which she filed on April 24, 2015. On May 11, 2015, we filed a motion to dismiss plaintiff’s newly filed complaint, and that motion remains pending before the district court.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
Class Action under the Telephone Consumer Protection Act
On May 27, 2015, George Azich filed a class action lawsuit, Azich v. The University of Phoenix, 2:15-at-616 (E.D. Cal.) in the United States District Court for the Eastern District of California, alleging that University of Phoenix violated the Telephone Consumer Protection Act by contacting class members on their cellular telephones using automated dialing technology without obtaining their express written consent. The complaint seeks to recover damages on behalf of plaintiff and other members of the putative class.

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
Class Action under the Telephone Consumer Protection Act
On February 28, 2015, Thomas Barton and Leon Abdullah filed a class action complaint, Barton et al. v. The University of Phoenix, 1:15-cv-939-NJV (N.D. Cal.) against University of Phoenix in the United States District Court for the Northern District of California. The complaint alleges that University of Phoenix violated the Telephone Consumer Protection Act by contacting plaintiffs on their cellular telephones using automated dialing technology without their express written consent. The complaint seeks to recover damages on behalf of plaintiffs and other members of the putative class.
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

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities Class Action (Apollo Institutional Investors Group)
In August, September and October 2010, three separate securities class action complaints were filed, naming Apollo and certain of our current and former directors and officers as defendants for alleged violations of the Securities Exchange Act of 1934. The district court consolidated these complaints on February 18, 2011 and entitled the matter In re Apollo Group, Inc. Securities Litigation, Lead Case Number CV-10-1735-PHX-JAT. On June 22, 2012, the district court granted Apollo’s motion to dismiss the consolidated complaint and entered judgment in Apollo’s favor. On December 16, 2014, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of plaintiffs’ complaint, which terminated the litigation and eliminated any future exposure for Apollo relating to this matter.
Securities Class Action (Teamsters Local 617 Pensions and Welfare Funds)
On November 2, 2006, the Teamsters Local 617 Pension and Welfare Funds filed a class action complaint alleging that we and certain of our current and former directors and officers violated the Securities Exchange Act of 1934. The complaint is entitled Teamsters Local 617 Pension & Welfare Funds v. Apollo Group, Inc. et al., Case Number 06-cv-02674-RCB.
On March 31, 2011, the U.S. District Court for the District of Arizona dismissed the case with prejudice and entered judgment in our favor. Plaintiffs filed a motion for reconsideration of this ruling, and the Court denied this motion on April 2, 2012. On April 27, 2012, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit. During the pendency of this appeal, the parties reached an agreement in principle to settle this matter and, at the request of the parties, the Ninth Circuit issued an order staying the appeal on April 30, 2014. On February 19, 2015, plaintiffs filed a motion seeking the preliminary approval of the settlement, which the Court granted on April 14, 2015. A final approval hearing for the settlement is scheduled for July 28, 2015.
We placed an immaterial settlement amount in a common fund account during the third quarter of fiscal year 2015, which is included in restricted cash and cash equivalents on our Condensed Consolidated Balance Sheets as of May 31, 2015. The settlement is subject to final court approval and we intend to pursue reimbursement of the settlement amount from our insurance carriers, although the outcome of any such recovery efforts is uncertain at this point.
Class Action Alleging Violations of the California Labor Code
On December 24, 2014, Carmin Tandy, who was previously employed as a faculty member at University of Phoenix, filed a class action complaint against Apollo Education Group, Inc. and University of Phoenix alleging violations of the California Labor Code pertaining to the manner in which University of Phoenix faculty in California were compensated. Captioned Tandy v. Apollo Education Group, Inc., et al., the action was initially filed in California Superior Court in San Diego County, but was subsequently removed to Federal District Court in the Southern District of California. On February 25, 2015, plaintiff voluntarily dismissed her complaint.
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
Securities Class Action (Nader Saleh)
On April 24, 2014, a securities class action complaint was filed in the U.S. District Court for the District of Arizona by Nader Saleh naming Apollo Education Group, Inc., Gregory W. Cappelli, and Brian L. Swartz as defendants and asserting a putative class period stemming from October 19, 2011 to April 1, 2014. The complaint is entitled Saleh v. Apollo Education Group, Inc., 2:14-cv-00877-SRB and alleges violations of the Securities Exchange Act of 1934, among other complaints. On November 12, 2014, plaintiff voluntarily dismissed the complaint, and the district court subsequently terminated the case on November 13, 2014.

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
University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expired on December 31, 2012. University of Phoenix has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis while the Department completes its review. Additionally, in August 2014, the Department commenced an ordinary course program review of University of Phoenix’s administration of Title IV programs covering federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act and related regulations. The University has received a Final Program Review Determination Letter with regard to the ordinary course program review. All administrative matters are deemed by the Department to be resolved and/or closed, with the exception of findings regarding compliance with the Clery Act, which have been referred to the Department’s Clery Team and to the Administrative Action and Appeals Division which is standard protocol in such matters.
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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum debt service-to-earnings ratios calculated on the basis of the earnings of program graduates; one test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of discretionary earnings. Programs that fail to meet at least one of the minimum ratios for two years will lose eligibility for federal financial aid for a period not less than three years.
The Department has indicated that the official 2014 gainful employment debt service-to-earnings ratios will be issued sometime during calendar year 2016. The expected timing of the issuance of the 2015 ratios is unknown at this time. We believe it is likely that some of our programs will be impacted by the regulations, which may require modification of the affected programs or, in some cases, discontinuation. In addition, changes in student borrowing needs and practices, student loan interest rates, labor markets and other factors outside of our control could adversely impact compliance with these regulations for some of our programs in the future.
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
The University submitted a Notice Report to HLC in November 2014 providing evidence that the University has ameloriated those conditions that led to the Notice status and continues to meet the Criteria for Accreditation, Core Components and Assumed Practices associated with those conditions. In addition, in the Notice Report the University reported on its progress in other areas of concern not included as a basis for the Notice sanction, including retention and graduation rates, three-year student loan cohort default rates, and credit hour policies and practices relating to learning teams. The University hosted a focused visit in January 2015 to validate the contents of the Notice Report filed in November 2014. Based on the process to date, we believe that the University has adequately addressed the concerns expressed by the HLC in connection with its Notice determination. We expect that the HLC Board of Trustees will consider the matter and take final action at its meeting in late June 2015, and that we will receive notice of the action in mid-July. If the HLC Board were to determine that the requirements for lifting the Notice sanction have not been met or that the University otherwise is not in compliance with the applicable accreditation criteria, the Board could impose additional sanctions on the University, including probation, or take other action that could adversely impact our business.
In addition to the above, as a condition of HLC’s approval of the July 2014 changes to the voting stock trust which holds approximately 51% of our outstanding Class B common shares, the only class of Apollo voting stock, University of Phoenix hosted a visit by an HLC peer review team in December 2014 focused on ascertaining the appropriateness of the prior approval, implications for succession planning, and the effect, if any, of the change in trust arrangements on Apollo and its relevant subsidiaries, and their ability to continue to meet HLC’s Criteria for Accreditation and Assumed Practices. The Institutional Actions Council of HLC has taken final action affirming the appropriateness of the change of control.
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
Note 17. Segment Reporting
We operate in the education industry and our operating segments have been determined based on the method by which our chief operating decision maker evaluates performance and allocates resources. We have not aggregated any of our operating segments, which are presented in our segment reporting as follows:

•
University of Phoenix, which offers undergraduate and graduate degrees through its colleges in a wide range of program areas as well as various nondegree programs. The University’s students attend classes online and at ground campus locations throughout the U.S. and Puerto Rico. The majority of students attend classes exclusively online;

•	Apollo Global, which includes our educational platforms based outside the U.S., and its corporate operations; and

•
Other, which primarily includes Apollo Professional Development, which is mainly focused on developing specific programs for employers to better help them recruit, retain and develop a qualified workforce, and Apollo corporate activities.

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
A summary of financial information by reportable segment is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2015	2014	2015	2014
Net revenue:
University of Phoenix	$560,692	$681,707	$1,641,314	$2,020,651
Apollo Global	109,622	100,459	305,862	260,252
Other	11,167	11,444	31,929	33,609
Net revenue	$681,481	$793,610	$1,979,105	$2,314,512
Operating income (loss)(1):
University of Phoenix	$102,773	$135,153	$197,634	$405,308
Apollo Global(2)	5,465	(13,845)	(26,918)	(51,632)
Other(3)	(17,586)	(4,984)	(74,096)	(56,695)
Operating income	90,652	116,324	96,620	296,981
Reconciling items:
Interest income	762	453	2,091	1,620
Interest expense	(1,715)	(1,915)	(5,116)	(5,984)
Other (loss) income, net	(2,039)	(284)	(4,470)	630
Income from continuing operations before income taxes	$87,660	$114,578	$89,125	$293,247
(1) University of Phoenix, Apollo Global and Other include restructuring and impairment charges during the periods. Refer to Note 2, Restructuring and Impairment Charges.
(2) Apollo Global includes a net credit of $1.0 million and $1.7 million of net expense for acquisition and other related (credit) costs, net during the three and nine months ended May 31, 2015, respectively, and $15.8 million and $28.8 million during the three and nine months ended May 31, 2014, respectively. Apollo Global’s operating loss in the third quarter of fiscal year 2014 also includes the reversal of approximately $11 million of foreign indirect taxes following resolution with the taxing authority.
(3) Other includes $0.5 million and $2.8 million of acquisition and other related (credit) costs, net during the three and nine months ended May 31, 2015, respectively, and $0.4 million during the three and nine months ended May 31, 2014. The operating loss for Other in the three and nine months ended May 31, 2014 includes $4.1 million and $13.1 million, respectively, of charges associated with our legal matters.
A summary of our consolidated assets by reportable segment is as follows:

($ in thousands)	May 31, 2015	August 31, 2014
University of Phoenix	$763,960	$824,895
Apollo Global	693,532	680,363
Other(1)	893,949	1,587,677
Total assets	$2,351,441	$3,092,935
(1) A significant portion of the assets included in Other consists of cash and cash equivalents and marketable securities.

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
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks relating to our business:

•
Rapidly Evolving and Highly Competitive Education Industry. The U.S. higher education industry continues to experience rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and other factors that challenge many of the core principles underlying the industry. In addition, the proprietary sector in which we operate has experienced significant and increasing competition from traditional public and private colleges and universities as these institutions continue to increase their online education programs, including programs that are geared towards the needs of working learners. These developments have contributed to the decline in University of Phoenix enrollment that began in late 2010. See further discussion of enrollment in Results of Operations below.

•
University of Phoenix Strategy. We are working to transform University of Phoenix into a more focused, higher retaining and lower complexity institution. Implementing a college by college approach, we intend to focus on programs with direct job pathways, which will result in the consolidation or elimination of some programs and require the development of new programs. We also plan to consider implementing admissions criteria and alternative admissions pathways to reduce the number of newly enrolled students who are not prepared for the rigors of our college level coursework and to better tailor initial course sequences to match the academic capabilities of our students when they first enroll. In addition, we plan to explore reducing the number of cohort start dates in order to reduce complexity and we are considering a broad array of additional measures to achieve our objectives in transforming University of Phoenix. We believe these initiatives, taken as a whole, will negatively impact new enrollment in the short-term, but will favorably impact student retention, graduation rates and cost to enroll in the longer-term.

•
Professional Development. We are focused on increasing our professional development and other nondegree programs, both domestically and internationally, to address the growing needs of employees and employers for specialized, non-degree education and training.

•
Business Reengineering. We remain focused on reengineering our business processes and educational delivery systems to improve the efficiency and effectiveness of our services to students, and on further reducing costs to align with our lower enrollment and revenue. These activities include streamlining and, where appropriate, automating, our administrative and student facing services and closing underutilized or unnecessary University of Phoenix campus locations. University of Phoenix continues to actively evaluate the extent, functionality and location of its ground facilities and expects to close additional facilities in the future that are determined to be underutilized or unnecessary. See further discussion of University of Phoenix ground facilities in Results of Operations below. In connection with this focus on efficiency, on June 29 we announced a reduction in force of approximately 600 employees, most of whom were enrollment counselors.

•
Online Student Classroom. University of Phoenix implemented a new online student classroom in late June 2014, which experienced technical challenges that adversely impacted the user experience for our students and, we believe, student retention. We completed a substantial portion of the corrective measures during the second quarter of fiscal year 2015, and will continue to provide enhancements to the learning management system throughout the remainder of fiscal year 2015. In June 2015, we entered into an agreement with a leading provider of learning management systems to implement the next generation learning management system for University of Phoenix, which we expect to begin phasing in for new students in calendar year 2016. We believe this arrangement will advance our continuing efforts to improve learning outcomes, decrease complexity, improve integration of systems and enhance the student experience.

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

•
Regulatory Environment. In recent years, there has been increased focus by members of the U.S. Congress and federal agencies, including the Department of Education, the Consumer Financial Protection Bureau and the Federal Trade Commission, on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the federal Higher Education Act. In addition, the Department of Education has formed an inter-agency task force involving multiple federal agencies and departments to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices. We expect this challenging regulatory environment will continue for the foreseeable future.

The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1, Business, and Item 1A, Risk Factors, in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 21, 2014.

•
Financial Aid Funding. The most recent reauthorization of the federal Higher Education Act expired September 30, 2013, but Title IV student financial aid programs remain authorized and functioning. Congress continues to engage in Higher Education Act reauthorization hearings, but the timing and terms of any eventual reauthorization cannot be predicted.

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

In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum debt service-to-earnings ratios calculated on the basis of the earnings of program graduates; one test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of discretionary earnings. Programs that fail to meet at least one of the minimum ratios for two years will lose eligibility for federal financial aid for a period not less than three years.
The Department has indicated that the official 2014 gainful employment debt service-to-earnings ratios will be issued sometime during calendar year 2016. The expected timing of the issuance of the 2015 ratios is unknown at this time. We believe it is likely that some of our programs will be impacted by the regulations, which may require modification of the affected programs or, in some cases, discontinuation. In addition, changes in student borrowing needs and practices, student loan interest rates, labor markets and other factors outside of our control could adversely impact compliance with these regulations for some of our programs in the future.

•
U.S. Department of Education Program Participation Agreement and Program Review. University of Phoenix’s Title IV Program Participation Agreement expired December 31, 2012. The University has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis while the Department completes its review. Additionally, in August 2014, the Department commenced an ordinary course program review of University of Phoenix’s administration of Title IV programs covering federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act and related regulations. The University has received a Final Program Review Determination Letter with regard to the ordinary course program review. All administrative matters are deemed by the Department to be resolved and/or closed, with the exception of findings regarding compliance with the Clery Act, which have been referred to the Department’s Clery Team and to the Administrative Action and Appeals Division which is standard protocol in such matters.

Western International University was recertified by the Department of Education in November 2014 and subsequently entered into a new Title IV Program Participation Agreement which expires in June 2018.

•
National College Rating System. In response to President Obama’s call for a national college rating system, the U.S. Department of Education released a draft ratings framework in December 2014 which was intended to provide increased transparency regarding access, affordability, and student outcomes at U.S. colleges. On June 24, 2015, the Department announced it no longer plans to release a rating system, but expects to release a consumer data tool with access to higher education data for use by students.

The impact of this new consumer data tool cannot be predicted, but if it presents information comparing schools with materially different demographics and missions without appropriate qualifications or otherwise casts a negative light on the proprietary sector, our reputation and business could be adversely affected.

•
The Higher Learning Commission Accreditation. In July 2013, the accreditation of University of Phoenix was reaffirmed by The Higher Learning Commission, its institutional accreditor (“HLC”), through the 2022-2023 academic year. At the same time, HLC placed the University on Notice status for a two-year period. Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components. We submitted the required report to HLC in connection with this matter and hosted a focused visit in January 2015 to validate the contents of the report. Refer to Note 16, Regulatory Matters, in Item 1, Financial Statements. Based on the process to date, we believe that the University has adequately addressed the concerns expressed by the HLC in connection with its Notice determination. We expect that the HLC Board of Trustees will consider the matter and take final action at its meeting in late June 2015, and that we will receive notice of the action in mid-July. If the HLC Board were to determine that the requirements for lifting the Notice sanction have not been met or that the University otherwise is not in compliance with the applicable accreditation criteria, the Board could impose additional sanctions on the University, including probation, or take other action that could adversely impact our business.

In addition to the above, as a condition of HLC’s approval of the July 2014 changes to the voting stock trust which holds approximately 51% of our outstanding Class B common shares, the only class of Apollo voting stock, University of Phoenix hosted a visit by an HLC peer review team in December 2014 focused on ascertaining the appropriateness of the prior approval, implications for succession planning, and the effect, if any, of the change in trust arrangements on Apollo and its relevant subsidiaries, and their ability to continue to meet HLC’s Criteria for Accreditation and Assumed Practices. The Institutional Actions Council of HLC has taken final action affirming the appropriateness of the change of control.
For a more detailed discussion of our business, industry and risks, refer to our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 21, 2014.

Other Fiscal Year 2015 Events
In addition to the items mentioned above, we experienced the following other events during fiscal year 2015:

1.
Acquisition of FAEL. On December 4, 2014, we acquired a 75% interest in Sociedade Técnica Educacional da Lapa S.A., which provides postsecondary educational programs in Brazil under the name Faculdade da Educacional da Lapa (“FAEL”). Refer to Note 4, Acquisitions, in Item 1, Financial Statements.

2.	Executive Management Changes. We experienced the following executive management changes during May 2015:

•	Brian L. Swartz resigned from his position as Senior Vice President and Chief Financial Officer; and

•	Joseph L. D’Amico was appointed as our Interim Chief Financial Officer.

3.
Purchase of Open Colleges Noncontrolling Interests. On June 5, 2015, we purchased the remaining 30% noncontrolling ownership interests in Open Colleges. Refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 1, Financial Statements.

4.
Acquisition of The Iron Yard. On June 11, 2015, we acquired a controlling interest in TIY Academy, LLC (“The Iron Yard”), which offers nondegree information technology bootcamp programs. Refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 1, Financial Statements.

Critical Accounting Policies and Estimates
Refer to our 2014 Annual Report on Form 10-K for our critical accounting policies and estimates and refer to Note 2, Restructuring and Impairment Charges, in Item 1, Financial Statements, for discussion of long-lived asset impairments recorded during fiscal year 2015.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 1, Financial Statements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three and nine months ended May 31, 2015 compared to the prior year periods.
As discussed in the Overview of this MD&A, the U.S. higher education industry continues to experience rapidly developing changes. We believe University of Phoenix enrollment has been adversely impacted by these changes, and we are focused on adapting our business to meet these rapidly evolving developments and to stabilize University of Phoenix enrollment.
Our operations are generally subject to seasonal trends, which vary depending on the subsidiary. We have historically experienced, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments.

•
University of Phoenix - Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) compared to other quarters due to holiday breaks.

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

	Three Months Ended May 31,				Nine Months Ended May 31,
	2015	2014	% of Net Revenue		2015	2014	% of Net Revenue
($ in thousands)			2015	2014			2015	2014
Net revenue	$681,481	$793,610	100.0%	100.0%	$1,979,105	$2,314,512	100.0%	100.0%
Costs and expenses:
Instructional and student advisory	298,506	324,621	43.8%	40.9%	915,843	978,400	46.3%	42.3%
Marketing	119,505	135,894	17.5%	17.1%	375,719	408,995	19.0%	17.7%
Admissions advisory	52,994	56,256	7.8%	7.1%	167,919	159,075	8.5%	6.9%
General and administrative	65,274	75,112	9.6%	9.5%	208,239	217,166	10.5%	9.4%
Depreciation and amortization	30,556	37,721	4.5%	4.7%	101,779	111,524	5.2%	4.8%
Provision for uncollectible accounts receivable	13,005	12,485	1.9%	1.6%	42,372	37,997	2.1%	1.6%
Restructuring and impairment charges	11,444	14,904	1.7%	1.9%	66,008	62,076	3.3%	2.7%
Acquisition and other related (credit) costs, net	(455)	16,168	(0.1)%	2.0%	4,506	29,173	0.2%	1.2%
Litigation charges	—	4,125	—%	0.5%	100	13,125	—%	0.6%
Total costs and expenses	590,829	677,286	86.7%	85.3%	1,882,485	2,017,531	95.1%	87.2%
Operating income	90,652	116,324	13.3%	14.7%	96,620	296,981	4.9%	12.8%
Interest income	762	453	0.1%	—%	2,091	1,620	0.1%	0.1%
Interest expense	(1,715)	(1,915)	(0.2)%	(0.3)%	(5,116)	(5,984)	(0.3)%	(0.2)%
Other (loss) income, net	(2,039)	(284)	(0.3)%	—%	(4,470)	630	(0.2)%	—%
Income from continuing operations before income taxes	87,660	114,578	12.9%	14.4%	89,125	293,247	4.5%	12.7%
Provision for income taxes	(40,220)	(47,539)	(5.9)%	(6.0)%	(45,354)	(112,627)	(2.3)%	(4.9)%
Income from continuing operations	47,440	67,039	7.0%	8.4%	43,771	180,620	2.2%	7.8%
Loss from discontinued operations, net of tax	—	(2,029)	—%	(0.2)%	—	(4,392)	—%	(0.2)%
Net income	47,440	65,010	7.0%	8.2%	43,771	176,228	2.2%	7.6%
Net loss attributable to noncontrolling interests	624	1,015	0.1%	0.1%	4,468	3,293	0.2%	0.2%
Net income attributable to Apollo	$48,064	$66,025	7.1%	8.3%	$48,239	$179,521	2.4%	7.8%
Net Revenue
Our net revenue decreased $112.1 million and $335.4 million, or 14.1% and 14.5%, in the three and nine months ended May 31, 2015, respectively, compared to the prior year periods. The decreases were primarily attributable to net revenue declines at University of Phoenix of 17.8% and 18.8% during the respective periods, principally due to lower enrollment. See discussion of the enrollment decline in University of Phoenix below. This was partially offset by increases in Apollo Global net revenue.
Instructional and Student Advisory
Instructional and student advisory decreased $26.1 million and $62.6 million, or 8.0% and 6.4%, in the three and nine months ended May 31, 2015, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 290 and 400 basis points, respectively. The decreases in expense were primarily due to lower costs from the University of Phoenix enrollment decline and lower costs including rent and compensation attributable to our restructuring activities. This was partially offset by costs attributable to Apollo Global’s recent acquisitions, and the reversal of approximately $11 million of foreign indirect taxes during the third quarter of fiscal year 2014 following resolution with the taxing authority.
Marketing
Marketing decreased $16.4 million and $33.3 million, or 12.1% and 8.1%, in the three and nine months ended May 31, 2015, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 40 and 130 basis points, respectively. The decreases in expense were principally attributable to lower headcount due in part to our restructuring activities, and lower advertising.

Admissions Advisory
Admissions advisory decreased $3.3 million, or 5.8%, in the three months ended May 31, 2015 compared to the prior year, which represented an increase as a percentage of net revenue of 70 basis points. The decrease in expense was principally attributable to lower headcount due in part to our restructuring activities, which was partially offset by higher average employee compensation at University of Phoenix resulting from its effort to retain qualified personnel following the reorganization of its admissions advisory function.
Admissions advisory increased $8.8 million, or 5.6%, in the nine months ended May 31, 2015, compared to the prior year, which represented an increase as a percentage of net revenue of 160 basis points. The increase in expense was principally attributable to higher average employee compensation discussed above, and costs attributable to Open Colleges as a result of the timing of the acquisition during the second quarter of fiscal year 2014.
General and Administrative
General and administrative decreased $9.8 million and $8.9 million, or 13.1% and 4.1%, in the three and nine months ended May 31, 2015, respectively, compared to the prior year periods. The decreases were principally attributable to lower compensation expense, including share-based compensation, in the third quarter of fiscal year 2015. These decreases were partially offset by costs attributable to Apollo Global’s recent acquisitions.
Depreciation and Amortization
Depreciation and amortization decreased $7.2 million and $9.7 million, or 19.0% and 8.7%, in the three and nine months ended May 31, 2015, respectively, compared to the prior year periods. The decreases in expense were principally attributable to lower depreciation due to the decline in depreciable assets resulting from our restructuring activities, and reduced amortization following the write-off of technology intangibles in the second quarter of fiscal year 2015. For the nine months ended May 31, 2015, the decrease was partially offset by intangibles amortization attributable to Apollo Global’s recent acquisitions.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable increased $0.5 million and $4.4 million, or 4.2% and 11.5%, in the three and nine months ended May 31, 2015, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 30 and 50 basis points, respectively. The increases principally occurred at Open Colleges as a result of the timing of the acquisition during the second quarter of fiscal year 2014 and its increased enrollment since the acquisition.
Restructuring and Impairment Charges
Restructuring and impairment charges includes the following for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2015	2014	2015	2014
Restructuring charges	$11,444	$14,904	$47,059	$62,076
Intangibles impairment(1)	—	—	12,999	—
Property and equipment impairment(1)	—	—	5,950	—
Restructuring and impairment charges	$11,444	$14,904	$66,008	$62,076
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
Our restructuring activities initiated prior to fiscal year 2015 principally include rationalizing our administrative real estate facilities, closing 115 University of Phoenix ground locations, and workforce reductions. During the nine months ended May 31, 2015, we incurred $26.3 million of expense associated with restructuring activities initiated prior to fiscal year 2015. The substantial majority of the expense represents an increase in our estimated future cash payments associated with exiting additional space at the locations included in the University of Phoenix ground location rationalization discussed above. We do not expect to incur material charges related to the remaining space expected to be vacated. However, we will incur interest accretion and may record additional adjustments associated with the estimated lease obligations, which involves significant judgment, in future periods.
During the nine months ended May 31, 2015, we incurred $20.8 million of restructuring expense associated with new restructuring activities initiated after fiscal year 2014. The expense consisted of $16.8 million of severance and other employee separation costs associated with the elimination of approximately 900 positions. The majority of the remaining restructuring expense represents costs associated with termination of a curriculum-based contract. The expense associated with these activities for the nine months ended May 31, 2015 is reflected in our segment reporting as follows: $4.4 million in University of Phoenix and $16.4 million in Other.
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
Acquisition and Other Related (Credit) Costs, Net
Acquisition and other related (credit) costs, net includes transaction costs to complete our acquisitions, costs related to other potential acquisitions that were not completed and changes in the fair value of contingent consideration associated with our acquisitions. The substantial majority of the $16.2 million and $29.2 million of expense during the three and nine months ended May 31, 2014 was attributable to increases in our Open Colleges estimated contingent consideration liability subsequent to the acquisition.
Litigation Charges
We recorded charges associated with our legal matters during the respective periods. Refer to Note 15, Commitments and Contingencies in Item 1, Financial Statements.
Provision for Income Taxes
Our effective income tax rate for continuing operations was 45.9% and 41.5% for the three months ended May 31, 2015 and 2014, respectively. The increase was principally attributable to nondeductible items, including costs associated with recent acquisitions, and foreign losses for which we cannot take a tax benefit, which have a more significant impact on our effective income tax rate due to lower pre-tax income.
Our effective income tax rate for continuing operations was 50.9% and 38.4% for the nine months ended May 31, 2015 and 2014, respectively. The increase was principally attributable to the factors discussed for the three month period above. Additionally, our prior year effective income tax rate was lower due to benefits of $10.2 million from resolution with the Internal Revenue Service related to the deductibility of certain costs for our foreign subsidiaries and $2.8 million resulting from tax reform in Mexico.
Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the respective periods:

	Three Months Ended May 31,				Nine Months Ended May 31,
($ in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net revenue:
University of Phoenix	$560,692	$681,707	$(121,015)	(17.8)%	$1,641,314	$2,020,651	$(379,337)	(18.8)%
Apollo Global	109,622	100,459	9,163	9.1%	305,862	260,252	45,610	17.5%
Other	11,167	11,444	(277)	(2.4)%	31,929	33,609	(1,680)	(5.0)%
Net revenue	$681,481	$793,610	$(112,129)	(14.1)%	$1,979,105	$2,314,512	$(335,407)	(14.5)%
Operating income (loss):
University of Phoenix	$102,773	$135,153	$(32,380)	(24.0)%	$197,634	$405,308	$(207,674)	(51.2)%
Apollo Global	5,465	(13,845)	19,310	*	(26,918)	(51,632)	24,714	47.9%
Other	(17,586)	(4,984)	(12,602)	*	(74,096)	(56,695)	(17,401)	(30.7)%
Operating income	$90,652	$116,324	$(25,672)	(22.1)%	$96,620	$296,981	$(200,361)	(67.5)%
* Not meaningful

University of Phoenix
University of Phoenix’s net revenue decreased $121.0 million and $379.3 million, or 17.8% and 18.8%, during the three and nine months ended May 31, 2015, respectively, compared to the prior year periods. The decreases were principally attributable to lower enrollment from the continued decline in New Degreed Enrollment, as detailed and defined in the table below, and a decline in student retention. The University’s net revenue also decreased as a result of the increased use of discounts, grants and scholarships.
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
The following details University of Phoenix student enrollment for the respective periods:

	Three Months Ended May 31,				Nine Months Ended May 31,
(Rounded to the nearest hundred)	2015	2014	% Change		2015	2014	% Change
Degreed Enrollment(1)	206,900	241,900	(14.5)%	Average Degreed Enrollment(3)	220,400	256,100	(13.9)%
New Degreed Enrollment(2)	29,400	33,900	(13.3)%	Aggregate New Degreed Enrollment	97,300	108,100	(10.0)%
(1) Represents students enrolled in a degree program who attended a credit bearing course during the quarter and had not graduated as of the end of the quarter; students who previously graduated from one degree program and started a new degree program in the quarter (e.g., a graduate of an associate’s degree program returns for a bachelor’s degree); and students participating in certain certificate programs of at least 18 credits with some course applicability into a related degree program.
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
University of Phoenix Average Degreed Enrollment decreased 13.9% in the nine months ended May 31, 2015 compared to the prior year period due to the continued decline in New Degreed Enrollment and lower student retention. We believe the following factors, some of which are discussed in more detail in the Overview of this MD&A, contributed to the decrease:

•	University of Phoenix enrollment continues to be adversely impacted by the rapidly evolving and highly competitive education industry;

•	The University’s reduced advertising in fiscal year 2015 contributed to the 10.0% decline in Aggregate New Degreed Enrollment; and

•	Lower student retention due in part to the disruptions experienced by our students using the University’s new online classroom during fiscal year 2015.
University of Phoenix’s operating income decreased $32.4 million and $207.7 million, or 24.0% and 51.2%, in the three and nine months ended May 31, 2015, respectively, compared to the prior year periods. The University’s operating margins were 18.3% and 12.0% in the three and nine months ended May 31, 2015, respectively, and its operating results were impacted by restructuring and impairment charges of $6.0 million and $47.2 million in the respective periods. The decreases in operating income were principally attributable to lower net revenue, which was partially offset by decreases in faculty and curriculum costs associated with lower enrollment, lower costs including rent and compensation attributable to our restructuring activities, and lower advertising.
Apollo Global
Apollo Global net revenue increased $9.2 million and $45.6 million, or 9.1% and 17.5%, during the three and nine months ended May 31, 2015, respectively, compared to the prior year periods. The increases were primarily due to revenue from recent acquisitions, which were partially offset by the impact of foreign exchange rates (approximately $13 million and $21 million for the three and nine months ended May 31, 2015, respectively).

Apollo Global generated $5.5 million of operating income in the first quarter of fiscal year 2015 compared to a $13.8 million operating loss in the prior year. During the nine months ended May 31, 2015, Apollo Global’s operating loss decreased $24.7 million compared to the prior year. Apollo Global’s operating results include the following during the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2015	2014	2015	2014
Depreciation and amortization	$9,528	$11,055	$29,677	$26,421
Acquisition and other related (credit) costs, net	(1,040)	15,837	1,658	28,834
Restructuring and impairment charges	41	3,817	142	5,384
Foreign indirect tax assessment reversal	—	(11,173)	—	(11,173)
The decreases in operating losses in the three and nine months ended May 31, 2015 compared to the prior year periods was principally due to a reduction in acquisition and other related (credit) costs, net. This was partially offset by the reversal of approximately $11 million of foreign indirect taxes during the third quarter of fiscal year 2014 following resolution with the taxing authority.
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
Other
Other net revenue decreased $0.3 million and $1.7 million during the three and nine months ended May 31, 2015, respectively, compared to the prior year periods. The decreases were principally attributable to lower enrollment at Western International University. Operating losses increased $12.6 million and $17.4 million during the three and nine months ended May 31, 2015, respectively, compared to the prior year periods. This was principally attributable to an increase in restructuring charges.
Liquidity, Capital Resources and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources at this time include investments in initiatives to improve student outcomes, investments in opportunities for targeted growth through new education offerings or programs, expansion of our global operations through acquisitions or other initiatives, and share repurchases.
Although we currently have substantial available liquidity, our ability to deploy available liquidity is constrained by the requirement that we maintain a U.S. Department of Education financial responsibility composite score of at least 1.5. If our future cash flows decline, or we anticipate that our future cash flows may decline, this constraint will become more significant. Furthermore, access to the credit markets and other sources of liquidity, including utilization of our Revolving Credit Facility described below, may be adversely affected if we experience regulatory compliance challenges, including but not limited to, maintaining the necessary financial responsibility composite score, reduced availability of Title IV program funding, or other adverse effects on our business from regulatory or legislative changes. Additionally, we believe that due to recent developments in the proprietary education sector, capital has become generally less accessible to, and more expensive for, proprietary education providers like us. For a detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1A, Risk Factors, in our 2014 Annual Report on Form 10-K.

Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic operations and placed with high-credit-quality financial institutions. The following provides a summary of these financial instruments as of the respective periods:

				% of Total Assets at
($ in thousands)	May 31, 2015	August 31, 2014	% Change	May 31, 2015	August 31, 2014
Cash and cash equivalents	$577,222	$1,228,813	(53.0)%	24.5%	39.7%
Restricted cash and cash equivalents	231,324	224,135	3.2%	9.8%	7.2%
Marketable securities(1)	201,143	187,472	7.3%	8.6%	6.1%
Total	$1,009,689	$1,640,420	(38.4)%	42.9%	53.0%
(1) Represents current marketable securities. We also have $70.7 million and $87.8 million of long-term marketable securities as of May 31, 2015 and August 31, 2014, respectively, which includes securities maturing in less than three years.
Cash and cash equivalents (excluding restricted cash) decreased $651.6 million primarily due to:

•	$600.7 million of payments on borrowings (net of proceeds from borrowings);

•	$74.3 million for capital expenditures;

•	$40.7 million for share repurchases;

•	$34.5 million paid for contingent consideration associated with our Open Colleges acquisition, which includes $21.4 million and $13.1 million in financing and operating activities, respectively; and

•	$21.2 million paid to acquire FAEL.
The above items were partially offset by $123.7 million of cash provided by operations, which was reduced by a portion of the contingent consideration payment as discussed above.
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of May 31, 2015, the earnings from these operations were not significant.
As of May 31, 2015, our cash and restricted cash equivalents included $104.7 million of money market funds that we measure at fair value. Our remaining cash and cash equivalents included in the above table approximate fair value because of the short-term nature of the financial instruments.
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
We borrowed $585.0 million and had approximately $24 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2014. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2015. As of May 31, 2015, we have approximately $44 million of outstanding letters of credit under the Revolving Credit Facility.
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
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at May 31, 2015 and August 31, 2014.

Other debt principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at May 31, 2015 and August 31, 2014 was 5.6% and 5.8%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.
Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2015	2014
Net income	$43,771	$176,228
Non-cash items	192,369	167,038
Changes in assets and liabilities, excluding the impact of acquisitions and disposition	(112,437)	(54,260)
Net cash provided by operating activities	$123,703	$289,006
Nine Months Ended May 31, 2015 - Our non-cash items primarily consisted of $101.8 million of depreciation and amortization, a $42.4 million provision for uncollectible accounts receivable, $29.8 million of share-based compensation, and $22.2 million for losses on asset dispositions and impairment charges. The changes in assets and liabilities primarily consisted of the following:

•
a $90.0 million decrease in accrued and other liabilities principally attributable to the payment of accrued bonuses, payments for our restructuring obligations, the timing of our payroll cycle, and the Open Colleges contingent consideration payment discussed above;

•	a $51.6 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable; and

•	a $25.9 million decrease in student deposits principally attributable to the timing of course starts at BPP.
The above changes were partially offset by a $22.7 million increase in deferred revenue principally attributable to increased enrollment at Open Colleges, and a $21.0 million decrease in prepaid taxes principally attributable to the timing and method of calculating our quarterly estimated income tax payments.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of May 31, 2015, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 20 days compared to 21 days as of August 31, 2014, and 18 days as of May 31, 2014.
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
The above changes were partially offset by a $39.7 million increase in income taxes payable principally attributable to the timing and method of calculating our quarterly estimated income tax payments.

Investing Activities
The following provides a summary of our investing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2015	2014
Capital expenditures	$(74,254)	$(80,642)
Acquisitions, net of cash acquired	(21,166)	(119,454)
Purchases of marketable securities, net	(128)	(128,926)
Other	(14,216)	3,446
Net cash used in investing activities	$(109,764)	$(325,576)
Cash paid for acquisitions during the first nine months of fiscal year 2015 represents Apollo Global’s acquisition of FAEL, and the prior year represents Apollo Global’s acquisitions of Open Colleges and Milpark Education.
Financing Activities
The following provides a summary of our financing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2015	2014
Payments on borrowings, net	$(600,699)	$(623,312)
Share repurchases	(40,700)	(118,478)
Payment for contingent consideration	(21,371)	—
Other	1,231	1,842
Net cash used in financing activities	$(661,539)	$(739,948)
Nine Months Ended May 31, 2015 - Cash used in financing activities primarily consisted of the following:

•	$600.7 million used for payments on borrowings (net of proceeds from borrowings);

•
$40.7 million used for share repurchases. Total share repurchases during the first nine months of fiscal year 2015 consisted of $38.1 million used to repurchase 1.4 million shares at a weighted average purchase price of $26.45 per share, and additional repurchases related to tax withholding requirements on share-based awards; and

•	$21.4 million representing the financing portion of our Open Colleges contingent consideration payment discussed above.
As of May 31, 2015, we had $52.2 million available under our share repurchase authorization. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
Subsequent to the third quarter of fiscal year 2015, we purchased the remaining 30% noncontrolling ownership interests in Open Colleges for approximately $52 million. Refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 1, Financial Statements.
Nine Months Ended May 31, 2014 - Cash used in financing activities primarily consisted of $623.3 million used for payments on borrowings, and $118.5 million used for share repurchases. Share repurchases consisted of $114.7 million used to repurchase 3.8 million shares at a weighted average purchase price of $30.21 per share, and additional repurchases related to tax withholding requirements on share-based awards.

Contractual Obligations and Other Commercial Commitments
We had the following material changes in our contractual obligations and other commercial commitments during fiscal year 2015 through May 31, 2015:

•	We repaid the entire amount borrowed on our Revolving Credit Facility of $585.0 million;

•	We paid $34.5 million of contingent consideration associated with our Open Colleges acquisition; and

•
In connection with our acquisition of FAEL in December 2014, we have the option to buy the remaining noncontrolling interests, and the noncontrolling shareholders have the option to sell their shares to us, beginning in the third quarter of our fiscal year 2019, or earlier in limited circumstances. The prices for these options are based on a formula specified at the acquisition date and are principally based on a multiple of FAEL’s operating results as defined in the acquisition agreement. There is no minimum or maximum price for these options. Refer Note 4, Acquisitions, in Item 1, Financial Statements.

There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2014 through May 31, 2015. Information regarding our contractual obligations and other commercial commitments is provided in our 2014 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since August 31, 2014. For a discussion of our exposure to market risk, refer to our 2014 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and our Interim Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended May 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During the fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of May 31, 2015. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. We did not repurchase shares of our Class A common stock during the three months ended May 31, 2015.
The following details changes in our treasury stock during the three months ended May 31, 2015:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase Under the Plans or Programs
Treasury stock as of February 28, 2015	80,830	$49.06	80,830	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	—	—	—	—
Treasury stock as of March 31, 2015	80,830	$—	80,830	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(46)	49.06	(46)	—
Treasury stock as of April 30, 2015	80,784	$49.06	80,784	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(2)	49.06	(2)	—
Treasury stock as of May 31, 2015	80,782	$49.06	80,782	$52,224
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
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended May 31, 2015.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Offer letter dated April 28, 2015 from Apollo Education Group, Inc. to Joseph L. D’Amico(1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO EDUCATION GROUP, INC. An Arizona Corporation
Date: June 29, 2015

By:	/s/ Joseph L. D’Amico
Joseph L. D’Amico Interim Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson Vice President, Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)