Form 10-K
period 2015-08-31
APOLLO EDUCATION GROUP INC
filed 2015-10-22
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
No shares of Apollo Education Group, Inc. Class B common stock, its voting stock, are held by non-affiliates. The holders of Apollo Education Group, Inc. Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Education Group Class A common stock held by non-affiliates as of February 28, 2015 (last business day of the registrant’s most recently completed second fiscal quarter), was approximately $2.6 billion.
As of October 15, 2015, there were 107,929,312 shares of Apollo’s Class A common stock outstanding and 475,149 shares of Apollo’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Information Statement for the 2015 Annual Meeting of Class B Shareholders (Part III)

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

Apollo Education Group, Inc. | 2015 Form 10-K | 2

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

•
The impact and effectiveness of the initiative to transform University of Phoenix into a more focused, higher retaining and less complex institution, as discussed in Item 1, Business, under “University of Phoenix;”

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
In this report, we refer to Apollo Education Group, Inc. as “the Company,” “Apollo Education Group,” “Apollo,” “APOL,” “we,” “us” or “our.”

Apollo Education Group, Inc. | 2015 Form 10-K | 3

PART I
Item 1. Business
Overview
Apollo Education Group, Inc. is one of the world’s largest private education providers, serving students since 1973. We seek to improve the lives of adult learners across the globe by making unemployed learners job-ready and employed learners more productive in their careers and communities. We offer undergraduate, graduate, certificate and nondegree educational programs and services, online and on-campus, principally to working learners in the U.S. and abroad through the following:
University of Phoenix
Founded in 1976, The University of Phoenix, Inc. is one of the largest private universities in the U.S. and has graduated more than 900,000 students. The University offers undergraduate and graduate degrees through its nine colleges in a wide range of program areas, including business, education and nursing. A significant majority of the University’s approximately 190,000 students attend classes exclusively online, and the University also offers many of its educational programs and services at ground locations primarily in key selected major metropolitan areas throughout the United States. In addition, the University offers a range of nondegree education programs for lifelong learners and students interested in developing skills and knowledge to improve their prospects of employment in their field of choice or advancement within their existing careers. In fiscal year 2015, University of Phoenix represented 84% of our total consolidated net revenue, and generated more than 100% of our total consolidated operating income.
Apollo Global
Our educational programs based outside the U.S. are primarily offered through our wholly-owned subsidiary, Apollo Global, Inc. We are increasing the extent of our international operations and we believe that our significant experience pioneering and delivering effective, flexible education to working learners can be utilized to successfully offer education in significant and underserved international markets. Apollo Global currently serves over 150,000 learners worldwide, which includes students in short-term, nondegree programs and students that purchased certain self-study and/or asynchronous programs during fiscal year 2015. Global serves its learners through the following:

•
BPP Holdings Limited (“BPP”) - BPP is headquartered in London, England and offers professional training and exam preparation programs in a variety of areas and qualification training, undergraduate and graduate degrees through BPP University, which principally includes BPP Law School and BPP Business School. The majority of BPP’s professional training and exam preparation revenue is generated from accounting and law program areas. The majority of BPP University’s revenue represents law qualifications and law degree programs. BPP delivers most of its programs through a mix of online and on-ground instruction with locations throughout the United Kingdom and certain European countries.

•
Open Colleges Australia Pty Ltd (“Open Colleges”) - Open Colleges is headquartered in Sydney, Australia and offers nationally recognized and government approved nondegree certificates, diplomas and other qualifications in a diverse range of disciplines and industries, including health and wellness, business management and services, and community services. The programs are designed for adult learners and provide flexibility through an online, asynchronous delivery model.

•
Universidad Latinoamericana (“ULA”) - ULA is headquartered in Mexico City, Mexico and offers graduate and undergraduate degrees, high school and executive education in a variety of program areas and disciplines, including medical, dental and communications. ULA delivers instruction through a mix of online and on-ground delivery at its campuses and learning centers, principally in Mexico City.

•
Milpark Education (Pty) Ltd. (“Milpark Education”) - Milpark Education is headquartered in Cape Town, South Africa and offers postsecondary education designed for adult learners, including undergraduate and graduate degrees primarily in business, and nondegree programs. Milpark Education delivers instruction principally through distance education and, in select instances, on-ground at its campuses in Cape Town and Johannesburg.

•
Faculdade da Educacional da Lapa (“FAEL”) - FAEL is headquartered in Curitiba, Brazil and offers undergraduate and graduate degrees, primarily in the areas of business, education and technology. FAEL delivers instruction online and at ground locations throughout Brazil.

•
Apollo Global Chile S.A. (“Apollo Global Chile”) - Apollo Global Chile includes Universidad de Artes, Ciencias y Comunicación (“UNIACC”) and Instituto Superior de las Artes y Comunicaciones (“IACC”). UNIACC offers undergraduate and graduate degree programs in a variety of program areas principally at its campus in Santiago, Chile. IACC primarily offers degree and nondegree programs that are delivered online.

•
India Education Services Private Ltd (“India Education Services”) - India Education Services, a 50:50 joint venture with HT Media Limited, an Indian media company, operates the Bridge School of Management in India. The school

Apollo Education Group, Inc. | 2015 Form 10-K | 4

offers nondegree management and business programs geared toward adult learners, delivered in a mix of online and on-ground teaching.
On October 20, 2015, we entered into an agreement to acquire all of the outstanding shares of Career Partner GmbH, a provider of education and training programs in Germany, for an initial cash payment of €96 million (equivalent to approximately $109 million as of October 20, 2015), plus a contingent obligation calculated principally based on Career Partner’s operating results for calendar year 2016. The transaction is subject to various closing conditions, the satisfaction of which is uncertain at this time. If the closing conditions are satisfied, the transaction is expected to close during the second quarter of our fiscal year 2016.
Other

•
TIY Academy, LLC (“The Iron Yard”) - The Iron Yard provides various nondegree bootcamp programs that are typically 12 weeks or less in duration, and provide intensive, immersive skills training designed to provide direct pathways to associated careers in information technology.

•
The College for Financial Planning Institutes Corporation (“College for Financial Planning”) - College for Financial Planning was founded in 1972 and is the creator of the Certified Financial Planner or CFP designation. College for Financial Planning provides online financial services education programs, including graduate degrees in three majors, certificate programs, Financial Industry Regulatory Authority securities license training, and continuing education courses.

•
Western International University, Inc. - Western International University offers undergraduate and graduate degrees in a variety of program areas, including business, information technology and behavioral science. Western International University’s programs are designed to provide students with a more self-managed, streamlined and affordable online higher education solution, as they work to achieve their educational goals and advance their careers.

•
Apollo Professional Development - Apollo Professional Development provides relevant programs for employers to better help them recruit, develop and retain a qualified workforce. Apollo Professional Development develops or acquires specific programs, to ensure a robust business-to-business product portfolio.

Net Revenue
The following presents net revenue for each of our reportable segments for the respective periods:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
University of Phoenix	$2,148,312	$2,632,949	$3,304,464
Apollo Global	391,217	338,008	275,768
Other	26,748	25,908	33,619
Net revenue	$2,566,277	$2,996,865	$3,613,851
The information required by Item 101(b) and 101(d) of Regulation S-K is provided under Note 18, Segment Reporting, in Part II, Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.
General
University of Phoenix was founded in 1976 and Apollo was incorporated in Arizona in 1981. Apollo maintains its principal executive offices at 4025 S. Riverpoint Parkway, Phoenix, Arizona 85040 and also maintains senior executive offices at 227 West Monroe Street, Suite 3600, Chicago, Illinois 60606. Our telephone number is (480) 966-5394 and our website address is www.apollo.edu.
Our fiscal year is from September 1 to August 31.

Apollo Education Group, Inc. | 2015 Form 10-K | 5

Strategy
Our strategy includes the following key themes:

•
Student Success and Career Outcomes - We believe that maximizing the value our students garner from their education is critical to our success. We are focused on continuously improving our educational programs and services and providing the support needed to enable our students to successfully complete their programs and achieve their career goals.

•
Employer Solutions - We intend to continue working with employers, including Fortune 500 companies, to help solve their human capital needs and delivering education that is relevant and impactful for today’s and tomorrow’s workforce.

•
Targeted Growth - We intend to focus on areas of high demand for qualified employees and to tailor our programs to meet the needs of students and employers in these areas, including through the increased offering of professional development and other nondegree programs.

•	Diversify Globally - We intend to continue our expansion in international markets.

•
Operational Excellence - We intend to continue our efforts to streamline operations, improve efficiency, ensure our cost structure is in line with our enrollment levels and deliver education more effectively and affordably.

In furtherance of the foregoing, University of Phoenix is working to stabilize enrollment and eventually return to growth by transforming itself into a more focused, higher retaining and less complex institution through several initiatives, discussed in more detail at University of Phoenix below.
Industry
Domestic
The domestic postsecondary degree-granting education industry was estimated to be a more than $500 billion industry in 2012, according to a report published in 2015 by the U.S. Department of Education, with approximately 21 million students attending institutions that participate in U.S. federal financial aid programs. The Department projects that enrollment in postsecondary degree-granting institutions will grow 12% over the ten-year period ending in the fall of 2022 to approximately 23.5 million students. The degree-granting sector is highly fragmented with more than 4,700 domestic colleges and universities that participate in U.S. federal financial aid programs with no single institution having a significant market share. Approximately half of these colleges and universities are proprietary institutions.
Domestic higher education also includes a variety of nondegree programs including, but not limited to, education certificate programs, continuing education, professional development, technology bootcamps and test preparation. We believe enrollment in nondegree programs is growing at a faster rate than enrollment in degree programs.
The majority of students today have one or more non-traditional characteristics (e.g., did not enroll immediately after high school graduation, attend part-time, work full-time, are financially independent for purposes of financial aid eligibility, have dependents other than a spouse, are single parents, or have no high school diploma). These non-traditional students (whom we generally refer to as working learners) typically are looking to improve their skills and enhance their earnings potential within the context of their careers or in pursuit of new careers. As the industry has shifted to more students with non-traditional characteristics, an increasing proportion of colleges and universities are addressing the needs of working learners. This includes colleges with well-established brand names that were historically focused on traditional students. See further discussion at Competition below.
The higher education industry continues to experience rapidly developing changes due to a challenging regulatory environment, technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and value, uneven quality of secondary education in the U.S. and other factors that challenge many of the core principles underlying the industry. As a result of these factors, we see several forces impacting the higher education market in the near future:

•	Increased pressure for more affordable education programs from reputable brands;

•	Increased demand for certain education offerings, including nondegree programs, that lead to direct job pathways and require less time to complete;

•	Increased demand for effective remedial education and other services and programs for students who are underprepared for college;

•	Increased demand for proof of learning outcomes and education effectiveness; and

•	Continued contraction of the proprietary sector.

Apollo Education Group, Inc. | 2015 Form 10-K | 6

International
There were approximately 162 million students enrolled in postsecondary education worldwide in 2011, excluding the U.S., according to a report published in 2015 by the U.S. Department of Education. The international higher education market and associated opportunities often vary significantly by country due to a variety of factors including, but not limited to, the political, cultural and regulatory environments, as well as the structure of pre- and postsecondary educational systems. Additionally, higher education is rapidly evolving and private education is playing an important role in advancing the development of education, specifically higher education and lifelong learning, in many countries around the world. Within the last several years, educational groups have been investing in education institutions and consolidating the market in several countries. However, we believe there are significant and underserved key international markets that provide growth opportunities for private education as a result of some or all of the following:

•	Insufficient public funding to meet demand for education;

•	Shortcomings in the quality of higher education offerings, resulting in the rise of supplemental training to meet industry demands in the developing world;

•	Worldwide appreciation of the importance that knowledge plays in economic progress; and

•	The availability and role of technology in education, broadening the accessibility and reach of education.
University of Phoenix
University of Phoenix was founded in 1976 to provide access to effective higher education for working learners who wanted to advance their knowledge and achieve their professional goals. The University has been an innovator in higher education and has graduated more than 900,000 students. The University offers undergraduate and graduate degrees through its nine colleges in a wide range of program areas as well as various nondegree programs. A significant majority of the University’s students attend classes exclusively online and the proportion of the University’s online students has increased in recent years. Many of the University’s academic programs are also offered at ground locations primarily in key selected major metropolitan areas throughout the United States.
The University’s vision is to be recognized as the most trusted provider of career-relevant higher education for working adults. In furtherance of this, the University offers career focused programs and an instructional model designed specifically to meet the educational needs of working adults, which is further discussed below. The University is working to stabilize enrollment and eventually return to growth by transforming itself into a more focused, higher retaining and less complex institution through several initiatives, including:

•	Continuing the development of a college-by-college approach that more effectively addresses the specific needs of the students and employers served by each college;

•
Piloting enhanced admissions criteria to be implemented beginning in fiscal year 2016 to increase the proportion of newly enrolled students who are better prepared for the rigors of college level coursework, and tailoring initial course sequences to match the academic capabilities of students when they first enroll;

•
Eliminating certain associate degree programs which have lower retention rates and are less career relevant, and adding more career-focused pathways that offer certificates and four-year bachelor’s degrees in key growth areas of the employment market;

•
Concentrating on ground locations in key selected major metropolitan areas throughout the United States in order to establish a stronger regional presence that meets the needs of both on-ground and online students;

•
Reducing the number of student cohort start dates from approximately every week to approximately every five weeks for the substantial majority of students in order to reduce complexity and improve the classroom experience;

•
Modifying marketing activities by discontinuing substantially all use of third-party operated sites in order to better manage the University’s marketing message and to improve its ability to identify students more likely to persist in its educational programs and reduce cost;

•
Transitioning technology systems from proprietary and legacy systems, including the University’s online classroom, to commercial software and software as a service providers to reduce costs, improve operations and facilitate future systems upgrades; and

•	Developing increased student self service capabilities, including in admissions, financial aid, academic planning and class scheduling.
We expect that these initiatives will accelerate the current rate of decline in enrollment at University of Phoenix, perhaps significantly, during the near term, but in the longer term will improve retention and graduation rates and position the University to return to growth in the future.

Apollo Education Group, Inc. | 2015 Form 10-K | 7

In addition, the University continues to focus on improving the connection of education to careers by offering career-oriented tools and developing career relationships with employers. These employer relationships provide the University with potential working learners for particular programs, serve to increase the University’s reputation among high-profile employers, and provide the University’s students with access to additional job postings. These relationships are built by working closely with employers to identify their workforce development needs and then leveraging the Apollo network to develop solutions.
Colleges and Programs
University of Phoenix is working to emphasize the distinctiveness of its nine colleges and to more effectively address, on a college-by-college basis, the specific needs of the students and employers served by each college. The University offers undergraduate and graduate degrees in a wide range of program areas through the following colleges:

Colleges
School of Business	School of Nursing(1)	College of Social Sciences
College of Education	College of Humanities and Sciences	College of Security and Criminal Justice
School of Health Services Administration(1)	College of Information Systems and Technology	School of Advanced Studies
(1) Offered through the University’s College of Health Professions.
The School of Business, College of Social Sciences and College of Health Professions represent more than 70% of the University’s Degreed Enrollment. Refer to Students below for a definition of Degreed Enrollment.
Although degree programs represent the substantial majority of the University’s revenue, the University is focused on growing its nondegree continuing education programs, which include:

•
Individual, credit bearing courses in a variety of program areas, mostly from the University’s degree programs. These courses assist students in fulfilling their educational professional goals, maintaining licensures, and earning general elective credits to transfer into a degree program.

•	Noncredit bearing professional development programs designed to advance career-specific skills and knowledge for working professionals in a variety of program areas.

•	Test-preparation and certificate programs designed to help working professionals achieve industry-recognized certifications and/or successfully complete content-specific tests.
Degree seeking students also have the opportunity to benefit from the University’s nondegree programs by earning certificates that can be used in the workplace as they are working toward their ultimate degree goal with no additional tuition or time.
Instructional Model
University of Phoenix’s instructional models are designed specifically to meet the educational needs of working learners, who seek accessibility, curriculum consistency, time and cost-effectiveness, and learning that has immediate application to the workplace. The models are structured to enable students who are employed full-time or have other commitments to earn their degrees and still meet their personal and professional responsibilities. The University’s focus on working, non-traditional, non-residential students minimizes the need for capital-intensive facilities and services like dormitories, student unions, food service, health care, sports and entertainment.
Many of the University’s academic programs are offered at ground locations primarily in key selected major metropolitan areas throughout the United States, but a significant majority of the University’s students attend classes exclusively online. The University’s online classes currently employ a proprietary online learning system used by both faculty and students; however, University of Phoenix entered into an agreement in June 2015 with a leading provider of learning management systems to implement a new learning management system, which the University expects to begin phasing in for new students in calendar year 2016. The University believes this arrangement will reduce cost and complexity, make it easier to incorporate improvements and, over time, improve learning outcomes and enhance the student experience.
Components of University of Phoenix’s instructional model for both online and on-ground classes include:

•
Curriculum. Faculty content experts design the curriculum for the University’s programs, which enables it to offer current and relevant standardized programs to its students. The curricula are designed to integrate academic theory and professional practice and their application to the workplace.

•
Faculty. Substantially all University of Phoenix faculty possess either a master’s or doctoral degree. Faculty members typically have many years of experience in the field in which they instruct, and most teach on an adjunct basis. The University has increased its use of full-time faculty in recent years in the initial courses students take at the University to improve the student experience, and more than 1,800 of the University’s faculty as of August 31, 2015 are considered full-time.

•	Accessibility. Many of the University’s academic programs may be accessed either online or on-ground.

Apollo Education Group, Inc. | 2015 Form 10-K | 8

•
Active Learning Environment and Class Schedule. University of Phoenix courses involve collaborative learning activities and class schedules often vary in length and structure depending on degree level and delivery mode. The University recently reduced the number of student cohort start dates from approximately every week to approximately every five weeks for the substantial majority of students in order to reduce complexity and improve the classroom experience.

•
Student Education Services. The University offers students and faculty a variety of education services including learning resources for their information and research needs, tutoring, student workshops and PhoenixConnect, the University’s proprietary academic social media network. PhoenixConnect is used to support students in their academic programs and each college has an online community manager who provides oversight and guidance with respect to college-related conversations in the network.

•
Phoenix Career Services. Through Phoenix Career Services, the University is working to expand the traditional concept of career services to include career exploration and planning during both the pre-enrollment phase and the student’s academic journey. The University’s Phoenix Career Guidance System allows students to clarify their career aspirations prior to enrollment, and then create personalized career plans upon enrollment that will help them develop the skills and competencies relevant to their desired careers.

Students and alumni can also access the University’s Phoenix Career Services online portal, which includes career preparation tools such as resume and cover letter development services, interview preparation services and a collection of content to help prepare for a career change or advancement opportunity. Once students are ready to search for a career, Phoenix Career Services also provides personal assistance through a nationwide network of career coaches and an online job board from which students can access current career opportunities.
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

•
Internet. Many prospective students identify their education opportunities online through search engines, information and social network sites, various education portals on the Internet and school-specific sites such as the University’s phoenix.edu. The University advertises on the Internet using search engine keywords, banners, and custom advertising placements on targeted sites, such as education portals, career sites, and industry-specific websites. As of October 1, 2015, the University discontinued substantially all use of third-party operated sites in order to better manage its marketing message and to improve the University’s ability to identify students more likely to persist in its educational programs and reduce cost.

•
Brand. Brand advertising is intended to increase potential students’ awareness of the University’s academic quality, commitment to service, academic outcomes, academic community achievements and connection of education to careers. The University’s brand is advertised primarily through national and regional broadcast, radio, online video, social, and print media. Brand advertising also serves to expand the addressable market and establish brand consideration and familiarity with the University’s colleges and programs on both a national and a local basis.

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

Admissions
After attracting prospective students, the University helps students understand the best fit with its programs by providing access to online tools and resources that answer key questions and concerns prior to admission. This includes assessments of a potential student’s learning style, academic abilities and readiness to pursue higher education, a tuition calculator and information on careers.
Admission to University of Phoenix undergraduate degree programs requires a high school diploma or equivalent, and proficiency in English. Admission to master and doctoral degree programs requires an undergraduate degree, and generally for doctoral programs, a master’s degree, from a regionally or nationally accredited college or university, a minimum grade point average and relevant work experience if applicable for the field of study. In addition, the University expects to implement

Apollo Education Group, Inc. | 2015 Form 10-K | 9

enhanced minimum admissions criteria to increase the proportion of newly enrolled students who are better prepared for the rigors of college level coursework.
Students
The following chart shows University of Phoenix student enrollment for the indicated periods:

	Fiscal Year 2013				Fiscal Year 2014				Fiscal Year 2015
(Rounded to the nearest hundred)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Degreed Enrollment(1)	319,700	300,800	287,500	269,000	263,000	250,300	241,900	233,500	227,400	213,800	206,900	190,700
New Degreed Enrollment(2)	54,100	38,900	38,900	41,000	41,700	32,500	33,900	38,600	39,600	28,300	29,400	26,500
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

Apollo Education Group, Inc. | 2015 Form 10-K | 10

Apollo Global
Our schools outside of the U.S. offer programs ranging from career oriented, nondegree certificate programs to accredited graduate degrees. BPP, as discussed further below, represents our largest international operation and contributed the majority of Apollo Global’s fiscal year 2015 net revenue. Our international institutions are spread throughout the world with locations in Europe, Australia, North America, Africa, South America and Asia. Apollo Global serves learners through the following:

Business and Headquarters	Principal Education Offerings	Students and Delivery Method
BPP; London, England
Substantially all of BPP’s revenue is generated by undergraduate and graduate degree programs at BPP University, and its nondegree programs. BPP University includes the BPP Law School and BPP Business School, with the law school generating the substantial majority of BPP University’s revenue. The nondegree programs primarily represent professional training and exam preparation.

Substantially all BPP students reside in the U.K., and fund their education with personal funds, private loans, government financial aid funding and, in some instances, tuition reimbursement or other forms of assistance from their employers.

Depending on the program, students are offered flexible learning models through on-campus, online, or blended delivery methods.

Open Colleges; Sydney, Australia
Open Colleges offers nondegree programs that include certificates, diplomas and other qualifications in a diverse range of disciplines and industries. Open Colleges’ revenue is not concentrated in any particular offering and its largest program areas are health and wellness, business management and services, and community services.

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

Milpark Education; Cape Town, South Africa
Milpark Education offers postsecondary education including undergraduate and graduate degrees, and nondegree programs. The substantial majority of Milpark Education’s programs are in business and finance.

Substantially all Milpark Education students reside in South Africa and fund their education with personal funds.

Depending on the program, students are offered flexible learning models through distance education and on-campus learning.

FAEL; Curitiba, Brazil	FAEL offers undergraduate and graduate degrees, primarily in the areas of business, education and technology.
Substantially all FAEL students reside in Brazil, and fund their education with personal funds and, in some instances, fund a portion of their education with government financial aid programs.

Depending on the program, students are offered flexible learning models through distance education/on-campus/online/blended delivery methods.

Apollo Global Chile; Santiago, Chile	Apollo Global Chile includes UNIACC and IACC, which offer degree programs and nondegree programs in a variety of program areas primarily focused on arts and technology.	Substantially all UNIACC and IACC students reside in Chile and fund their education with personal funds. Students are offered flexible learning models through on-campus or online delivery methods.
India Education Services; India	India Education Services, a 50:50 joint venture with HT Media Limited, an Indian media company, operates the Bridge School of Management, which offers nondegree management and business programs.	The Bridge School of Management is focused on attracting students that reside in India and offers flexible learning models through on-campus or online delivery methods.

Apollo Education Group, Inc. | 2015 Form 10-K | 11

Competition
Domestic
The U.S. higher education industry is highly fragmented with no single private or public institution having a significant market share. We compete primarily with traditional public and private degree-granting regionally accredited colleges and universities, other proprietary degree-granting regionally accredited schools and alternatives to higher education. In addition, we face increasing competition from various emerging non-traditional, credit-bearing and noncredit-bearing education programs, offered by both proprietary and not-for-profit providers. Some of our competitors have greater financial and nonfinancial resources than we have and are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs are much lower at community colleges than at University of Phoenix. Legislation has also been introduced in Congress that would pay for two years of community and technical colleges for first-time students who enroll on at least a half-time basis and maintain satisfactory academic progress.
The nondegree sector of higher education is also highly fragmented and has substantially lower barriers to entry compared to degree granting institutions.
The higher education industry continues to experience rapidly developing changes due to a challenging regulatory environment, technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and value, uneven quality of secondary education in the U.S. and other factors that challenge many of the core principles underlying the industry. Related to this, education providers are testing and adapting new education and operating models focused on reducing costs, time to complete and operational complexity. These recent innovations include competency based and adaptive learning, intensive and immersive skill focused bootcamps and career pathways, tools and services. In addition, one of our primary competitive advantages has been materially diminished as a significant and increasing number of traditional four-year and community colleges offer an increasing array of distance learning and other online education programs, including programs that are geared towards the needs of working learners. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional four-year colleges and community colleges. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increased competition from these institutions, including those with highly regarded reputations, the degrees from which are perceived as more valuable in the workplace. Already, this type of competition is significant and has contributed to the substantial decline in University of Phoenix enrollment over the past five years.
Furthermore, as discussed above, University of Phoenix expects to implement enhanced minimum admissions criteria to increase the proportion of newly enrolled students who are better prepared for the rigors of higher education. Many of the students who do not meet these enhanced admissions criteria will not be eligible for admission to traditional four-year colleges and universities. Accordingly, these new admissions standards will increase the proportion of University of Phoenix’s potential students for which the University competes directly with the traditional educational institutions, further intensifying competition.
We believe that the primary factors on which we compete are the following:

•	Breadth of reliable and high-quality programs tied to careers;

•	Active and relevant curriculum development that considers the needs of employers;

•	Career assessment and planning, and connecting career opportunities at leading companies to our students and alumni;

•	Reputation of the institution and its programs;

•	Cost and perceived value of our offerings;

•	Qualified and experienced faculty;

•	The ability to provide flexible and/or convenient access to our programs and classes;

•	Differentiated student support services such as academic social networking; and

•	Size of alumni network.

Apollo Education Group, Inc. | 2015 Form 10-K | 12

International
In general, we operate in international markets that are highly competitive. Our international schools compete with other proprietary companies and, in certain instances, with government supported schools and institutions. Competitive factors for our international schools vary by country and, in some cases, by program offering. For example, BPP’s qualifications and law program offerings compete with other providers primarily based on reputation and student outcomes, including placement rates and exam pass rates. Competitive factors for all of our international offerings generally include the following:

•	Active and relevant curriculum development that considers the needs of employers;

•	Breadth of reliable and high-quality programs and classes;

•	Qualified and experienced faculty;

•	Reputation of programs and classes;

•	The ability to provide flexible and/or convenient access to programs and classes; and

•	Program affordability.
Employees
As of August 31, 2015, we had approximately 11,000 non-faculty employees, the substantial majority of whom were employed full-time. We also had approximately 23,000 faculty members as of August 31, 2015, of which approximately 21,000 are University of Phoenix faculty. More than 1,800 of the University’s faculty as of August 31, 2015 are considered full-time, and the University’s faculty includes faculty members who have taught in the last twelve months and are eligible to teach future courses. We believe that our employee relations are satisfactory.
Accreditation and Jurisdictional Authorizations
Domestic
University of Phoenix is regionally accredited by The Higher Learning Commission (“HLC”), which provides the following:

•	Recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students;

•
Qualification to participate in student financial aid programs under Title IV of the Higher Education Act (“Title IV”)(in combination with state higher education operating and degree granting authority); and

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
The University submitted a Notice Report to HLC in November 2014 providing evidence that the University has ameliorated those conditions that led to the Notice status and continues to meet relevant accreditation requirements. The HLC Board of Trustees subsequently removed the University from Notice status, effective June 25, 2015.
The University remains assigned by HLC to the Standard Pathway reaffirmation process, pursuant to which the University will host a comprehensive evaluation visit in 2016-2017 and will undergo its next reaffirmation process in 2022-2023.
In addition to the above, as a condition of HLC’s approval of the July 2014 changes to the voting stock trust which holds approximately 51% of our outstanding Class B common shares, the only class of Apollo voting stock, University of Phoenix hosted a visit by an HLC peer review team in December 2014 focused on ascertaining the appropriateness of the prior approval. Following the site visits, the Institutional Actions Council of HLC took final action affirming the appropriateness of the change of control approval.

Apollo Education Group, Inc. | 2015 Form 10-K | 13

Accreditation information for University of Phoenix and applicable programs is described below:

Institution/Program	Accrediting Body (Year Accredited)(1)	Status(1)
University of Phoenix	• The Higher Learning Commission (1978, reaffirmed in 1982, 1987, 1992, 1997, 2002 and 2013)	• Comprehensive evaluation visit in 2016 or 2017
• Business programs	• Accreditation Council for Business Schools and Programs	• Reaffirmation visit expected in 2017
• Bachelor of Science in Nursing	• Commission on Collegiate Nursing Education (2005) • Previously accredited by National League for Nursing Accrediting Commission from 1989 to 2005	• Reaffirmation visit expected in 2020
• Master of Science in Nursing	• Commission on Collegiate Nursing Education (2005) • Previously accredited by National League for Nursing Accrediting Commission from 1996 to 2005	• Reaffirmation visit expected in 2020
• Master of Counseling in Clinical Mental Health (Arizona campuses)	• Council for Accreditation of Counseling and Related Educational Programs (2012)	• Reaffirmation visit expected in 2017 or 2018
• Master of Counseling in Mental Health Counseling (Utah campus)	• Council for Accreditation of Counseling and Related Educational Programs (2001, reaffirmed in 2010, and in 2012)	• Reaffirmation visit expected in 2016
• Master of Arts in Education with options in Elementary Teacher Education and Secondary Teacher Education	• National Council for Accreditation of Teacher Education (“NCATE”)	• The University has, or is pursuing, NCATE programmatic accreditation in those states where it is mandatory for operation
(1) References to years refer to calendar year.
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
Our other domestic institutions maintain accreditations and/or the requisite authorizations in the jurisdictions in which they operate, as applicable. This includes Western International University, which has been accredited by HLC since 1984, and College for Financial Planning, which has been accredited by HLC since 1994.

Apollo Education Group, Inc. | 2015 Form 10-K | 14

International
Our international businesses must be authorized by the relevant regulatory authorities under applicable local law, which in some cases requires accreditation, as described below:

•
BPP - BPP University Limited has been awarded degree awarding powers by the U.K. Privy Council, and certain of its awards are accredited by professional bodies toward professional qualifications. This designation is expected to require renewal during the 2018-2019 school year. Additionally, BPP Professional Education is an accredited training provider for a number of professional bodies offering training toward those bodies’ professional qualifications. BPP also has additional accreditations by country and/or program as applicable.

•
Open Colleges - Open Colleges operates three registered training organizations as approved by the Australian Skills Quality Authority. All three registrations were recently renewed for the maximum allowable period of five years with the first expiring and requiring renewal in our fiscal year 2018.

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

•
FAEL - FAEL is institutionally accredited by the Brazilian Ministry of Education to provide on-site and distance learning programs and also holds the applicable authorizations for the programs it provides.

•	Apollo Global Chile - UNIACC and IACC are regulated by the Chilean Ministry of Education (Ministerio de Educación de Chile) and have programmatic accreditations, as applicable.

•	Bridge School of Management - The Bridge School of Management offers non-accredited programs.
Financial Aid Programs
Domestic
The principal source of federal student financial aid in the U.S. is Title IV of the Higher Education Act and regulations promulgated thereunder. We refer to the financial aid programs under this Act as “Title IV” programs. The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. The current reauthorization of the Higher Education Act expired September 30, 2013, but Title IV student financial aid programs remain authorized and functioning. Congress continues to engage in Higher Education Act reauthorization hearings, but the timing and terms of any eventual reauthorization cannot be predicted.
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
In addition to Title IV programs, qualifying U.S. active military and veterans and their family members are eligible for federal student aid from various Departments of Defense and Veterans Affairs programs. We refer to the financial aid programs administered by these Departments as “military benefit” programs. As described below, in October 2015, University of Phoenix was placed on probationary status for purposes of participating in the Department of Defense Tuition Assistance Program for active duty military personnel, and, therefore, newly enrolled active duty military students currently are not eligible to participate in this program.

Apollo Education Group, Inc. | 2015 Form 10-K | 15

During fiscal year 2015, 80% of University of Phoenix’s cash basis revenue for eligible tuition and fees was derived from the receipt of Title IV program funds, as calculated under the 90/10 Rule described in Regulatory Environment below. These Title IV program funds are principally comprised of federal student loans and Pell Grants:

•
Student loans currently are the most significant component of Title IV program funds and are administered through the Federal Direct Loan Program. Annual and aggregate loan limits apply based on the student’s grade level and other factors. Currently, the maximum annual loan amounts range from $3,500 to $12,500 for undergraduate students and $20,500 for graduate students. There are two types of federal student loans: subsidized loans, which are based on the statutory calculation of student need, and unsubsidized loans, which are not based on student need. Neither type of student loan is based on creditworthiness. Students are not responsible for interest on subsidized loans while enrolled in school. Graduate and professional students are not eligible for subsidized loans. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. During fiscal year 2015, student loans (both subsidized and unsubsidized) represented approximately 76% of the gross Title IV program funds received by University of Phoenix.

•
Federal Pell Grants are awarded based on financial need and only to eligible undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants do not have to be repaid. The maximum annual Pell Grant award is $5,775 for the 2015-2016 award year. During fiscal year 2015, Pell Grants represented approximately 24% of the gross Title IV program funds received by University of Phoenix. Because the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the competing demands for funding and the chronic and significant U.S. budget deficit. Furthermore, a recent study by the U.S. Federal Reserve System demonstrated a direct relationship between student financial aid increases, including Pell Grant increases, and tuition levels, which could impact future Pell Grant amounts. A reduction in the maximum annual Pell Grant amount or changes in eligibility could negatively impact enrollment and could result in increased student borrowing, which would make it more difficult for us to comply with other important regulatory requirements such as maintaining student loan cohort default rates below specified levels.

The remaining funding for tuition and other fees paid by our students primarily consists of military benefit programs, tuition assistance from employers and personal funds.
On October 7, 2015, University of Phoenix was placed on probationary status by the U.S. Department of Defense (“DoD”) in respect of the University’s participation in the DoD Tuition Assistance Program for active duty military personnel, while the DoD is considering whether to terminate the Voluntary Education Partnership Memorandum of Understanding with the University (“DoD MOU”). The DoD MOU is the basis on which the University’s active duty military students participate in the DoD Tuition Assistance Program. While on probationary status, currently eligible enrolled students will remain eligible to participate in the Tuition Assistance Program, but newly enrolled or transfer students of the University will not be eligible. While on probationary status, the University will not be permitted to sponsor activities at military installations, including job training and career events. The DoD cited various bases for its actions, including prior compliance issues relating to the use of “challenge coins” without proper trademark authorization, and sponsorship of military morale, welfare and recreation events without the specific written authorization of the officer designated in the DoD MOU, as well as the pendency of investigations by the Federal Trade Commission and the California Attorney General’s office, which are evidenced by the issuance of formal investigatory demands for information from these authorities. The DoD has informed the University that the specified prior compliance issues have been appropriately addressed. The FTC and California Attorney General investigatory demands for information do not include any allegations of violations and no charges have been made. The University has timely responded to the DoD with relevant information for its consideration. If the DoD MOU is terminated, currently enrolled active military students will no longer be eligible to participate in the DoD’s Tuition Assistance Program. In fiscal year 2015, funding under the DoD Tuition Assistance Program represented less than 1% of University of Phoenix’s net revenue. Refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate.
International
Although students enrolled at certain of our international institutions receive government financial aid funding, such funding is not a material component of our net revenue from international institutions.

Apollo Education Group, Inc. | 2015 Form 10-K | 16

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
To be eligible to participate in Title IV programs, a postsecondary institution must be accredited by an accrediting body recognized by the U.S. Department of Education, must comply with the Higher Education Act, as reauthorized, and all applicable regulations thereunder, and must be authorized to operate by the appropriate postsecondary regulatory authority in each state in which the institution operates, as applicable.
In addition to governance by the regulatory triad, there has been substantial and continuing increased focus in recent years by members of the U.S. Congress and federal agencies, including the Department of Education, the Consumer Financial Protection Bureau and the Federal Trade Commission, on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the federal Higher Education Act. In addition, in October 2014, the Department of Education formed an inter-agency task force involving multiple federal agencies and departments including the Federal Trade Commission, the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the Securities and Exchange Commission, and numerous state attorneys general, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices. We expect that this challenging regulatory environment will continue for the foreseeable future.
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
Financial Aid Funding
The most recent reauthorization of the federal Higher Education Act expired September 30, 2013, but Title IV student financial aid programs remain authorized and functioning. Congress continues to engage in Higher Education Act reauthorization hearings, but the timing and terms of any eventual reauthorization cannot be predicted.
Title IV program funding is a potential target for reduction as Congress seeks to reduce the U.S. budget deficit. Because the majority of our revenue is derived from Title IV programs, any action by Congress that reduces Title IV program funding, or which alters the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on our enrollment and financial condition. Action by Congress or federal agencies could also require us to modify our practices in ways that increase our administrative costs and reduce our operating income.
In addition to possible reductions in Title IV program funding, military benefit programs may be reduced as military branches address decreased funding. Reductions and/or changes in military benefit programs could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage, as discussed below.
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

Apollo Education Group, Inc. | 2015 Form 10-K | 17

one test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of discretionary earnings. If a program fails to meet at least one of the minimum ratios for one year, the institution will be required to provide a warning notice to prospective and enrolled students advising that the program may lose Title IV eligibility based on the final student debt service-to-earnings ratios for the next award year. Programs that fail to meet at least one of the minimum ratios for two years will immediately cease to be Title IV eligible for a period not less than three years.
Under the final regulations, schools are also required to certify to the Department the following for each Title IV eligible program:

•	The program is included in the schools’ accreditation;

•	The program is programmatically accredited, if required by a federal government entity, or by a government entity in any state in which the school is located or is required to obtain state approval;

•	The program satisfies any applicable state licensing and certification requirements for the occupations for which the program prepares students to enter; and

•	The program is not substantially similar to a program offered by the school that became ineligible due to the student debt service-to-earnings ratios.
The Department has indicated that the official 2014 gainful employment debt service-to-earnings ratios will be issued sometime during calendar year 2016. The expected timing of the issuance of the 2015 ratios has not yet been announced. We believe it is likely that some of University of Phoenix’s programs will be impacted by the regulations. However, the University ceased enrolling new students in most of the programs it believes may be impacted in connection with its initiatives to transform itself into a more focused, higher retaining and less complex institution. Students currently enrolled in these programs represent approximately 10% of the University’s Degreed Enrollment and these programs will continue for such students, who will be taught-out in due course.
Changes in student borrowing needs and practices, student loan interest rates, labor markets and other factors outside of our control could adversely impact compliance with these regulations for some of our programs in the future. The Department has not yet announced the protocol for calculating and disseminating the debt service-to-earnings ratios. Because the ratios will be issued by the Department after the measuring period, we may not know of a program’s failure to meet the tests until after the measuring period, and students enrolled in such a program could lose their access to federal financial aid before completing the program.
Eligibility and Certification Procedures
The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification.
University of Phoenix’s Title IV Program Participation Agreement expired on December 31, 2012. The University has submitted necessary documentation for recertification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We believe that the University’s application will be renewed in due course. However, we cannot predict whether or to what extent the continued challenging political and regulatory climate and other recent developments relating to our business may have on the timing or outcome of the recertification process. Refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate.

Apollo Education Group, Inc. | 2015 Form 10-K | 18

90/10 Rule
University of Phoenix, and all other proprietary institutions of higher education, are subject to the so-called “90/10 Rule” under the Higher Education Act, as reauthorized. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs for at least two fiscal years if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. If an institution is determined to be ineligible, any disbursements of Title IV program funds made after the end of the second fiscal year in the measuring period must be repaid to the U.S. Department of Education. An institution that derives more than 90% of its cash basis revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the Department. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. For example, the Department could impose conditions in the provisional certification such as:

•	Restrictions on the total amount of Title IV program funds that may be disbursed to students;

•	Restrictions on programmatic and geographic expansion;

•	Requirements to obtain and post letters of credit;

•	Additional reporting requirements such as interim financial reporting; or

•	Any other conditions deemed appropriate by the Department.
The 90/10 Rule percentages for University of Phoenix were as follows for the indicated periods:

	Year Ended August 31,
	2015	2014	2013
University of Phoenix	80%	81%	83%
The decrease in the University of Phoenix 90/10 Rule percentage is attributable to changes in student mix and the associated available sources of tuition funding. As the University’s enrollment has declined in recent years, the proportion of its student body that uses a lower percentage of Title IV program funds for eligible tuition and fees, such as students that receive tuition assistance from employers or that participate in military benefit programs, has increased. The University has also implemented various other measures in recent years intended to reduce the percentage of its cash basis revenue attributable to Title IV program funds, including encouraging students to carefully evaluate the amount of necessary Title IV program borrowing and increased focus on nondegree continuing education programs. The University has no direct control over the amount of Title IV student loans and grants sought by or awarded to eligible students.
Based on recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2016. However, the 90/10 Rule percentage for the University remains high and could exceed 90% in the future depending on the impact of future changes in the University’s enrollment mix, and regulatory and other factors outside our control, including any reduction in, or change in eligibility to participate in, military benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation. In October 2015, University of Phoenix was placed on probationary status in respect of its participation in the U.S. Department of Defense Tuition Assistance Program for active duty military personnel. During this probation, newly enrolled active duty military personnel will not be eligible to participate in this program, the funding under which represented less than 1% of the University’s net revenue in fiscal year 2015.
Various legislative proposals have been introduced in Congress that would heighten the requirements of the 90/10 Rule, including proposals that would reduce the 90% maximum under the rule to the pre-1998 level of 85%, cause tuition derived from military benefit programs to be included in the 90% or 85% portion under the rule instead of the 10% portion, as is the case today, and impose Title IV program ineligibility after one year of noncompliance rather than two. If these or similar proposals are adopted, University of Phoenix would be required to increase efforts and resources dedicated to reducing the percentage of cash basis revenue attributable to Title IV program funds.
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

Apollo Education Group, Inc. | 2015 Form 10-K | 19

Standards of Financial Responsibility
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
These ratios provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is also considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years, subject to additional monitoring and other consequences. If an institution does not achieve a composite score of at least 1.0, it can be transferred from the “advance” system of payment of Title IV program funds to cash monitoring status or to the “reimbursement” system of payment, under which the institution must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education. For additional information, refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - A failure to demonstrate “financial responsibility” or “administrative capability” may result in the loss of eligibility to participate in Title IV programs and limit our access to liquidity, which would materially and adversely affect our business, and to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources, and Financial Position.
The composite scores for Apollo Education Group and University of Phoenix were as follows for the indicated periods:

	Fiscal Year
	2015	2014	2013
Apollo Education Group	2.6	2.5	2.6
University of Phoenix	2.9	2.3	2.5
Student Loan Cohort Default Rates
To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30) for a three-year measuring period. The cohort default rates are published by the U.S. Department of Education approximately 12 months after the end of the applicable measuring period. Thus, in September 2015, the Department published the cohort default rates for the 2012 cohort.
An educational institution loses eligibility to participate in Title IV programs if its cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. If an institution’s cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts would meet these requirements.
Based on information published by the U.S. Department of Education, the cohort default rates for University of Phoenix and for all proprietary postsecondary institutions for the applicable federal fiscal years were as follows:

	Cohort Default Rates for Cohort Years Ended September 30,
	2012	2011	2010
University of Phoenix	13.5%	19.0%	26.0%
All proprietary postsecondary institutions	15.8%	19.1%	21.8%
We believe that our investment in student protection initiatives and repayment management services have favorably impacted our rates. As part of our repayment management initiatives, we engage third-party service providers to assist our students who are at risk of default. These service providers contact students and offer assistance, which includes providing students with specific loan repayment information such as repayment options and loan servicer contact information, and they attempt to transfer these students to the relevant loan servicer to resolve their delinquency. In addition, we are focused on enrolling students who are a better fit for our programs, in part because the rate of default is higher among students who do not complete their degree program compared to students who graduate. For additional information, refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - An increase in student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.

Apollo Education Group, Inc. | 2015 Form 10-K | 20

Administrative Capability
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
U.S. Department of Education Rulemaking Initiative
In recent years, the U.S. Department of Education has engaged in rulemaking discussions intended to develop new regulations focused on various topics, including cash management and state authorization. The negotiated rulemaking process typically begins with the Department issuing proposed regulations open for public comment after which the Department responds and publishes final regulations. We cannot predict the content of any new regulations that may emerge from the negotiated rulemaking process or the potential impact of such regulations on our domestic institutions.
On September 12, 2015, the Department released its consumer data tool “The New Scorecard”, available at
https://collegescorecard.ed.gov/. This data set was released in lieu of the previously contemplated college ranking system. The impact of this new consumer data tool cannot be predicted. However, if information in the data set is used to compare schools with materially different demographics and missions without appropriate qualifications, it could cast a negative light on University of Phoenix and the proprietary sector generally, and our reputation and enrollment could be adversely affected.
U.S. Department of Education Program Reviews
The U.S. Department of Education periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. In August 2014, the Department commenced an ordinary course program review of University of Phoenix’s administration of Title IV programs covering federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act and related regulations. The University has received a Final Program Review Determination Letter with regard to this program review. All administrative matters are deemed by the Department to be resolved and/or closed, with the exception of findings regarding compliance with the Clery Act, which have been referred to the Department’s Clery Team and to the Administrative Action and Appeals Division which is standard protocol in such matters.
Office of the Inspector General of the U.S. Department of Education (“OIG”) Subpoena
In March 2014, University of Phoenix received a subpoena from the Mid-Atlantic Region of the OIG. The subpoena seeks the production by the University of documents and detailed information regarding a broad spectrum of the activities conducted in the University’s Centralized Service Center for the Northeast Region located in Columbia, Maryland, for the time period of January 1, 2007 to the present, including information relating to marketing, recruitment, enrollment, financial aid processing, fraud prevention, student retention, personnel training, attendance, academic grading and other matters. We are cooperating with the subpoena but cannot at this time predict the eventual scope, duration or outcome of this matter.
Federal Trade Commission Investigation
In July 2015, we received a Civil Investigative Demand from the U.S. Federal Trade Commission (the “FTC”) relating to an investigation to determine if certain unnamed persons, partnerships, corporations, or others have engaged or are engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing, or sale of secondary or postsecondary educational products or services or educational accreditation products or services. The Demand requires us to produce documents and information regarding a broad spectrum of the business and practices of University of Phoenix, including in respect of marketing, recruiting, enrollment, financial aid, tuition and fees, academic programs, academic advising, student retention, billing and debt collection, complaints, accreditation, training, military recruitment, and other compliance matters, for the time period of January 1, 2011 to the present.
In addition, in August 2015, we received a notice from the FTC that it had commenced an inquiry into the University of Phoenix’s practices and procedures for safeguarding student and staff personal information, with a request for relevant information from the University.

Apollo Education Group, Inc. | 2015 Form 10-K | 21

We are cooperating with these inquiries, but we cannot at this time predict their eventual scope, duration or outcome.
Attorney General Investigations
In August 2015, we received an Investigative Subpoena from the Office of the Attorney General of the State of California. The Subpoena requires us to produce documents and information regarding the business and practices of University of Phoenix relating to members and former members of the U.S. military and California National Guard, including marketing, recruiting, billing, financial aid, accommodation and other services for military personnel, compliance with federal Executive Order 13607 (Establishing Principles of Excellence for Educational Institutions Serving Service Members, Veterans, Spouses, and Other Family Members), and use of U.S. military logos and emblems in marketing, for the time period of July 1, 2010 to the present. We are cooperating with the Subpoena. We cannot predict the eventual scope, duration or outcome of this matter at this time.
We are also subject to other Attorney General investigations. Refer to Note 16, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data.
Restricted Cash
The U.S. Department of Education places restrictions on Title IV program funds held for students for unbilled educational services. As a trustee of these Title IV program funds, we are required to maintain and restrict these funds pursuant to the terms of our program participation agreement with the Department. These funds are included in restricted cash and cash equivalents in our Consolidated Balance Sheets in Part II, Item 8, Financial Statements and Supplementary Data.
Branching and Classroom Locations
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
There are also certain regulatory requirements associated with closing locations, including the requirement to teach-out existing students. During fiscal year 2013, University of Phoenix initiated a plan to reduce the number of its ground locations throughout the U.S., and has continued to reduce its ground locations through fiscal year 2015. Pursuant to these plans, the University has ceased accepting new enrollment at these locations, and has closed or is in the process of closing approximately 150 ground locations. Refer to Note 2, Restructuring and Impairment Charges, in Part II, Item 8, Financial Statements and Supplementary Data.
Change of Ownership or Control
Approximately 51% of our outstanding Class B voting shares, our only class of voting stock, is held by the Apollo Class B Voting Stock Trust No. 1 (the “Class B Trust”), an irrevocable trust of which the current trustees are Peter V. Sperling, Chairman of our Board of Directors, Ms. Terri Bishop, the Vice Chair of our Board of Directors, and Ms. Darby Shupp, a member of our Board of Directors.
Any change of ownership or control of Apollo Education Group, depending on the type of change, may have significant regulatory consequences for University of Phoenix. Such a change of ownership or control could require recertification by the U.S. Department of Education, the reevaluation of accreditation by The Higher Learning Commission and/or reauthorization by state licensing agencies. If we experience a change of ownership or control, then University of Phoenix and certain of our other subsidiaries may cease to be eligible to participate in Title IV programs until recertified by the Department. There is no assurance that such recertification would be obtained on a timely basis. Under some circumstances, the Department may continue an institution’s participation in Title IV programs on a provisional basis pending completion of the change in ownership approval process.
In addition, University of Phoenix is required to report any material change in stock ownership to its principal institutional accrediting body, The Higher Learning Commission, and would be required to obtain approval prior to undergoing any transaction that affects, or may affect, its corporate control or governance. In the event of any such change, The Higher Learning Commission may undertake an evaluation of the effect of the change on the continuing operations of University of Phoenix for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review.

Apollo Education Group, Inc. | 2015 Form 10-K | 22

In addition, some states in which University of Phoenix is licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.
In July 2014, the Class B Trust was amended to, among other things, make it irrevocable and appoint the three current trustees. These amendments were previously approved by The Higher Learning Commission as an approved change of control, and found by the U.S. Department of Education to be excluded from the Department’s change of control approval requirements. Following the site visits to ascertain the appropriateness of the prior approval, the Institutional Actions Council of HLC took final action affirming the appropriateness of the change of control approval for University of Phoenix.
Refer to Part I, Item 1A, Risk Factors - Risks Related to the Control Over Our Voting Stock - If regulators do not approve or delay their approval of transactions involving a change of control of our company, our eligibility to participate in Title IV programs, our accreditation and our state licenses may be impaired in a manner that materially and adversely affects our business.
U.S. Department of Education Reporting and Disclosure Requirements
Because of the rising cost of postsecondary education, the U.S. Department of Education annually publishes national lists disclosing the top five percent in each of nine institutional categories with the highest college costs and largest percentage cost increases. Institutions published on such lists may receive negative media attention that may cause some prospective students to choose educational alternatives. University of Phoenix has not been named on these lists.
International
Governmental regulations in foreign countries significantly affect our international operations. New or revised interpretations of regulatory requirements could have a material adverse effect on us. Changes in existing or new interpretations of applicable laws, rules, or regulations in the foreign jurisdictions in which we operate could have a material adverse effect on our accreditation, authorization to operate, permissible activities, and costs of doing business outside of the U.S. The failure to maintain or renew any required regulatory approvals could have a material adverse effect on our international operations.
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
Item 1A. Risk Factors
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

Apollo Education Group, Inc. | 2015 Form 10-K | 23

Risks Related to the Highly Regulated Industry in Which We Operate
If we fail to comply with the extensive regulatory requirements for our business, we could face significant monetary liabilities, fines and penalties, including loss of access to U.S. federal student loans and grants for our students.
We are subject to extensive U.S. federal and state regulation as a provider of postsecondary education. The principal federal regulatory regime is established under the Higher Education Act of 1965, as it is amended and reauthorized from time to time, and the regulations promulgated under the Act by the U.S. Department of Education. Among other matters, these regulations govern the participation by University of Phoenix in federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”), which is the principal source of funding for students at the University. A significant majority of our fiscal year 2015 total consolidated net revenue was derived from receipt of Title IV program funds disbursed to our students.
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
If we are found to have violated any applicable regulations, standards or policies, we may be subject to the following sanctions imposed by any one or more of the relevant regulatory agencies:

•	Monetary fines or penalties;

•	Limitation or termination of our operations or ability to grant degrees, diplomas and certificates;

•	Restriction or revocation of our accreditation, licensure or other operating authority;

•	Limitation, suspension or termination of our eligibility to participate in Title IV programs, military benefit programs or state financial aid programs;

•
Imposition by the U.S. Department of Education of a delay in the disbursement of Title IV program funds or transfer from the Department’s advance system of receiving Title IV program funds to its reimbursement system, under which a school must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the Department;

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
The proprietary higher education industry is experiencing broad-based, intensifying scrutiny in the form of coordinated investigations and enforcement actions. In October 2014, the Department of Education formed an inter-agency task force involving multiple federal agencies and departments including the Federal Trade Commission, the U.S. Departments of Justice,

Apollo Education Group, Inc. | 2015 Form 10-K | 24

Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the Securities and Exchange Commission, and numerous state attorneys general, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices. We believe that the recent investigations of University of Phoenix commenced by the Federal Trade Commission and the California Attorney General are related to this coordinated scrutiny of the industry and that this coordinated scrutiny could lead to the initiation of additional inquiries or claims against us either by participants in the inter-agency task force or other regulatory authorities, any of which could adversely affect our business and reputation. In addition, in October 2015, University of Phoenix was placed on probationary status in respect of its participation in the U.S. Department of Defense Tuition Assistance Program for active duty military personnel, in part due to the pendency of the Federal Trade Commission and California Attorney General investigations. Refer to Part 1, Item 1 - Business - Financial Aid Programs above for more information about this action. We expect that this challenging regulatory environment will continue for the foreseeable future, and may intensify.
Any of the penalties, funding delays, injunctions, restrictions, lawsuits or other forms of censure described above, and the associated reputational impact from ongoing investigations, could have a material adverse effect on our business and financial condition. Recently, the Department of Education imposed a 21-day Title IV funding delay on a major proprietary institution due to a dispute about the pace at which the institution was producing information sought by the Department, which delay contributed to the institution closing and ultimately seeking bankruptcy protection. If we lose our Title IV program eligibility, or our participation is materially conditioned or subject to material delays, we would experience a dramatic decline in revenue and we would be unable to continue our business as it currently is conducted.
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
The University submitted a Notice Report to HLC in November 2014 providing evidence that the University has ameliorated the conditions that led to the Notice status and continues to meet relevant accreditation requirements. The HLC Board of Trustees subsequently removed the University from Notice status, effective June 25, 2015.
We believe that the imposition of the sanction of notice adversely impacted the reputation of University of Phoenix and may have contributed to the University’s continuing decline in enrollment. In addition, the changes made by University of Phoenix to its corporate governance and administrative structure to address the concerns of HLC regarding independence have increased our operating costs and decreased our managerial flexibility to address the rapidly evolving and challenging postsecondary education market.
The University remains assigned by HLC to the Standard Pathway reaffirmation process, pursuant to which the University will host a comprehensive evaluation visit in 2016-2017 and will undergo its next reaffirmation process in 2022-2023.
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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum debt service-to-earnings ratios calculated on the basis of the earnings of program graduates; one test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of discretionary earnings. If a program fails to meet at least one of the minimum ratios for one year, the

Apollo Education Group, Inc. | 2015 Form 10-K | 25

institution will be required to provide a warning notice to prospective and enrolled students advising that the program may lose Title IV eligibility based on the final student debt service-to-earnings ratios for the next award year. Programs that fail to meet at least one of the minimum ratios for two years will immediately cease to be Title IV eligible for a period not less than three years.
Under the final regulations, schools are also required to certify to the Department the following for each Title IV eligible program:

•	The program is included in the schools’ accreditation;

•	The program is programmatically accredited, if required by a federal government entity, or by a government entity in any state in which the school is located or is required to obtain state approval;

•	The program satisfies any applicable state licensing and certification requirements for the occupations for which the program prepares students to enter; and

•	The program is not substantially similar to a program offered by the school that became ineligible due to the student debt service-to-earnings ratios.
The Department has indicated that the official 2014 gainful employment debt service-to-earnings ratios will be issued sometime during calendar year 2016. The expected timing of the issuance of the 2015 ratios has not yet been announced. We believe it is likely that some of University of Phoenix’s programs will be impacted by the regulations. However, the University ceased enrolling new students in most of the programs it believes may be impacted in connection with its initiatives to transform itself into a more focused, higher retaining and less complex institution. Students currently enrolled in these programs represent approximately 10% of the University’s Degreed Enrollment and these programs will continue for such students, who will be taught-out in due course.
The Department has not yet announced the protocol for calculating and disseminating the debt service-to-earnings ratios. Because the ratios will be issued by the Department after the measuring period, we may not know of a program’s failure to meet the tests until after the measuring period, and students enrolled in such a program could lose their access to federal financial aid before completing the program.
Under the gainful employment regulations, the continuing eligibility of our educational programs for Title IV program funding would be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors could reduce our ability to confidently offer or continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.
In addition, if we are required to include a warning notice for any of our programs based on the debt service-to-earnings ratios, enrollment in those programs may decline materially, particularly in light of the widely-publicized difficulties experienced by students in recent years who were enrolled in schools that have closed. Accordingly, the inclusion of these required warnings could make continuation of the affected programs impractical, even if students in the programs are still eligible to participate in Title IV aid programs.
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
University of Phoenix is certified by the U.S. Department of Education to participate in Title IV programs. The University was recertified in November 2009 and its current certification expired in December 2012. University of Phoenix has submitted necessary documentation for recertification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We believe that the University’s application will be renewed in due course. However, we cannot predict whether or to what extent the continued challenging political and regulatory climate and other recent developments relating to our business may have on the timing or outcome of the recertification process.
Generally, the recertification process includes a review by the Department of the institution’s educational programs and locations, administrative capability, financial responsibility, and other oversight categories. The Department could limit, suspend or terminate an institution’s participation in Title IV programs, by approving recertification on the basis of a temporary provisional program participation agreement or through other means, for violations of the Higher Education Act, as reauthorized, or Title IV program regulations. If the University’s recertification is approved on a provisional basis, the University could be subject to various operating limitations imposed by the Department and would have limited rights of due process in connection with any future sanctions or termination for noncompliance.

Apollo Education Group, Inc. | 2015 Form 10-K | 26

Continued Title IV program eligibility is critical to the operation of our business. If University of Phoenix becomes ineligible to participate in Title IV programs, or participation is materially limited, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business and financial condition.
Action by the U.S. Congress to revise the laws governing federal student financial aid programs or reduce funding for these programs, including changes applicable only to proprietary educational institutions, could reduce our enrollment and increase our costs of operation.
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. The current Higher Education Act reauthorization expired September 30, 2013. Congress continues to engage in Higher Education Act reauthorization hearings and Title IV programs remain authorized and functioning. Changes to the Higher Education Act, including changes in eligibility and funding for Title IV programs, are likely to occur in connection with the next reauthorization, but we cannot predict the scope or substance of any such changes.
The Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget. Because of this, it is a target for reduction as Congress addresses the competing demands for funding and the chronic and significant U.S. budget deficits. Furthermore, a recent study by the U.S. Federal Reserve System demonstrated a direct relationship between student financial aid increases, including Pell Grant increases, and tuition levels, which could impact future Pell Grant amounts. A reduction in the maximum annual Pell Grant amount or changes in eligibility could result in increased student borrowing, which would make more difficult our ability to comply with other important regulatory requirements, such as the student loan cohort default rate regulations, which are discussed below, and could negatively impact enrollment.
In addition to Congress’s focus on the federal government’s funding challenges, in recent years, there has been substantial and continuing increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. We expect this focus to continue. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the federal Higher Education Act as discussed above. Because a substantial portion of our revenue is derived from Title IV programs, any action by Congress that reduces Title IV program funding, or alters the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on our enrollment and financial condition. Action by Congress or federal agencies could also require us to modify our practices in ways that increase our administrative costs and reduce our operating income.
In addition to possible reductions in Title IV program funding, certain military benefit programs may be reduced as military branches address decreased funding. Reductions and/or changes in military benefit programs could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage, as discussed below.
If Congress reduced the eligibility or amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, which may include lending funds directly to our students. However, private sources would not be able to provide as much funding to our students or on terms comparable to Title IV programs and such programs are under intense scrutiny from the Consumer Financial Protection Bureau and other regulatory agencies. In addition, private funding sources could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV program eligibility or funding, and would not be a practical alternative in the case of a significant reduction in Title IV program eligibility or funding.
Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of revenue derived from those programs is too high, in which event we could not conduct our business as it is currently conducted.
University of Phoenix, and all other proprietary institutions of higher education, are subject to the so-called “90/10 Rule” under the Higher Education Act, as reauthorized. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs for at least two fiscal years if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. If an institution is determined to be ineligible, any disbursements of Title IV program funds made after the end of the second fiscal year in the measuring period must be repaid to the U.S. Department of Education. An institution that derives more than 90% of its cash basis revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the Department. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. For example, the Department could impose conditions in the provisional certification such as:

•	Restrictions on the total amount of Title IV program funds that may be disbursed to students;

Apollo Education Group, Inc. | 2015 Form 10-K | 27

•	Restrictions on programmatic and geographic expansion;

•	Requirements to obtain and post letters of credit;

•	Additional reporting requirements such as interim financial reporting; or

•	Any other conditions deemed appropriate by the Department.
The 90/10 Rule percentages for University of Phoenix were as follows for the indicated periods:

	Year Ended August 31,
	2015	2014	2013
University of Phoenix	80%	81%	83%
See the discussion of the 90/10 Rule in Part I, Item 1, Business - Regulatory Environment, above.
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
In recent years, Congress has increased its focus on military benefit programs used for education at proprietary institutions. These military benefit programs are not part of Title IV, and therefore funding under these programs is not included in the 90% portion of the 90/10 Rule. Various bills have been introduced in Congress that would revise the 90/10 Rule to count Department of Defense tuition assistance and Department of Veterans Affairs Post-9/11 GI Bill veterans educational benefits toward the 90% limit, and to reduce the threshold to 85%. We cannot predict the likelihood that Congress will amend the 90/10 Rule in either manner. If all military benefit program funding was included in the 90% portion of the rule calculation, University of Phoenix’s fiscal year 2015 90/10 Rule percentage would have been higher.
In October 2015, University of Phoenix was placed on probationary status in respect of its participation in the U.S. Department of Defense Tuition Assistance Program for active duty military personnel. During this probation, newly enrolled active duty military personnel will not be eligible to participate in this program, the funding under which represented less than 1% of University’s net revenue in fiscal year 2015. For more information, refer to Part I, Item 1 Business - Financial Aid Programs, above.
A failure to demonstrate “financial responsibility” or “administrative capability” may result in the loss of eligibility to participate in Title IV programs and limit our access to liquidity, which would materially and adversely affect our business.
To participate in Title IV programs, the U.S. Department of Education regulations specify that an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department, or post a letter of credit in favor of the Department and possibly accept other conditions on its participation in Title IV programs. Pursuant to the Title IV program regulations, each eligible higher education institution must satisfy a measure of financial responsibility that is based on a weighted average of the following three annual ratios which assess the financial condition of the institution:

•	Primary Reserve Ratio - measure of an institution’s financial viability and liquidity;

•	Equity Ratio - measure of an institution’s capital resources and its ability to borrow; and

•	Net Income Ratio - measure of an institution’s profitability.
These ratios provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is also considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years, subject to additional monitoring and other consequences. If an institution does not achieve a composite score of at least 1.0, it can be transferred from the “advance” system of payment of Title IV program funds to cash monitoring status or to the “reimbursement” system of payment, under which the institution must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education. If this were to occur, we would be unable to conduct our business as it is currently conducted.

Apollo Education Group, Inc. | 2015 Form 10-K | 28

The composite scores for Apollo Education Group and University of Phoenix were as follows for the indicated periods:

	Fiscal Year
	2015	2014	2013
Apollo Education Group	2.6	2.5	2.6
University of Phoenix	2.9	2.3	2.5
In addition, our principal revolving credit facility requires that we maintain composite scores of at least 1.5. If our composite scores fall below 1.5, it would be an event of default under the facility and the outstanding balance could be declared immediately due and payable. If in connection with composite scores below 1.5 the Department of Education required that we post a letter of credit, our revolving credit facility would not be available for that purpose and there is no assurance that other sources would be available on terms acceptable to us or at all. Furthermore, if our revolving credit facility is no longer available, our composite scores could be reduced even further.
If our composite scores approach 1.5 in the future, which could result from our use of available capital to fund acquisitions, further declines in our cash flows or profitability or other factors, we may be limited in our ability to deploy capital to effect one or more desirable transactions or initiatives due to the impact on our composite scores. We may also be unable to satisfy our working capital and other liquidity requirements associated with our existing operations due in part to the potential impact on our revolving credit facility discussed above. To address a declining composite score, we may be required to seek additional capital through the issuance of equity or equity-linked securities, which would be dilutive to our existing shareholders, but there is no assurance that such equity or equity-linked capital would be available on terms acceptable to us or at all.
Furthermore, the Department regulations specify extensive criteria an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the Department to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny or deny eligibility for Title IV programs. These criteria require, among other things, that the institution:

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
If we, or our schools eligible to participate in Title IV programs fail to maintain administrative capability or financial responsibility, as defined by the Department, our schools could lose their eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which could significantly reduce the enrollments and revenues of our schools eligible to participate in Title IV programs and materially and adversely affect our business and financial condition.
An increase in student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.
To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30) for a three-year measuring period.
An educational institution loses eligibility to participate in Title IV programs if its cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. If an institution’s cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate.

Apollo Education Group, Inc. | 2015 Form 10-K | 29

Based on information published by the U.S. Department of Education, the cohort default rates for University of Phoenix and for all proprietary postsecondary institutions for the applicable federal fiscal years were as follows:

	Cohort Default Rates for Cohort Years Ended September 30,
	2012	2011	2010
University of Phoenix	13.5%	19.0%	26.0%
All proprietary postsecondary institutions	15.8%	19.1%	21.8%
See the discussion of cohort default rates in Part I, Item 1, Business - Regulatory Environment, above.
If our student loan default rates approach the applicable limits in the future, we may be required to increase efforts and resources dedicated to improving these default rates. This is challenging because most borrowers who are in default or at risk of default are no longer students, and we may have only limited contact with them. Furthermore, continued increased attention has been given by members of Congress and others on default aversion activities of proprietary education institutions. If such attention leads to congressional or regulatory action restricting the types of default aversion assistance that educational institutions are permitted to provide, the default rates of our former students may be negatively impacted. Such attention could also lead to Congressional proposals to increase the measuring period, which could negatively impact our default rates. Accordingly, there is no assurance that we would be able to effectively improve our default rates or improve them in a timely manner to meet the requirements for continued participation in Title IV programs if we experience a substantial increase in our student loan default rates.
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
The U.S. Department of Education may adopt debt forgiveness regulations that could lead to liability for amounts based on borrower defenses or affect the Department’s assessment of our institutional capability.
On August 20, 2015, the U.S. Department of Education announced its intention to establish a negotiated rulemaking committee to develop proposed regulations (collectively, the “Debt Forgiveness Regulations”) for determining the criteria the Department will use to identify acts or omissions of an institution that constitute defenses to repayment of Federal Direct Loans, and standards and procedures to determine liability of an institution for amounts based on borrower defenses. The committee will also propose rules to determine the effect that borrower defenses to loan repayment may have on the Department’s assessment of institutional capability. We cannot predict the timing or outcome of this rulemaking process or how any such resulting rules would be enforced. Should the Department adopt rules proposed by the negotiated rulemaking committee, or rules in furtherance of the objectives of the rulemaking committee, they may include rules that serve as a basis for recovery of losses arising from loan forgiveness from Title IV participating institutions. Depending on the processes and standards that may be adopted by the Department in the Debt Forgiveness Regulations, which we cannot predict at this time, the outcome of any legal proceeding instituted by a private party or governmental authority or the facts asserted therein could collaterally serve as the basis for liability for amounts based on borrower defenses or the termination of eligibility to participate in the Title IV program based on the Department’s institutional capability assessment. Such liability or termination of eligibility could have a material adverse effect on our business and financial condition and result in the imposition of significant restrictions on us and our ability to operate.

Apollo Education Group, Inc. | 2015 Form 10-K | 30

Non-U.S. Operations
Our non-U.S. operations are subject to risks not inherent in our U.S. operations, which could adversely affect our business.
We operate physical and online educational institutions in the United Kingdom, Australia, Mexico, South Africa, Brazil, Chile and elsewhere, and we are actively seeking further expansion in other countries, including India, where we offer educational programs through a joint venture. Our operations in each of the relevant foreign jurisdictions are subject to regulatory requirements relating to education providers, as well as foreign businesses. Many foreign countries have not fully embraced the proprietary education model, and in other countries, proprietary education remains controversial. As a result, our foreign operations are subject to the political risk that existing regulations will be interpreted unfavorably or new regulations will be adopted that render our business model impractical. In addition, our non-U.S. operations are subject to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act which require extensive compliance vigilance on our part and, in some cases, puts our foreign operations at a competitive disadvantage with local companies. If one or more of our foreign operations ceases to be economically practical, we may be forced to discontinue such operations or seek a buyer, either of which might result in a substantial loss of value to Apollo Education Group.
Risks Related to Our Business
We face intense and increasing competition in the postsecondary education market from both public and private educational institutions, which has adversely affected our business.
Postsecondary education in our existing and new market areas is highly competitive and is becoming increasingly so as the industry is undergoing profound change at an unprecedented rate. We compete primarily with traditional public and private degree-granting regionally accredited colleges and universities, other proprietary degree-granting regionally accredited schools and alternatives to higher education. In addition, we face increasing competition from various emerging non-traditional, credit-bearing and noncredit-bearing education programs, offered by both proprietary and not-for-profit providers. Some of our competitors have greater financial and nonfinancial resources than we have and are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs are much lower at community colleges than at University of Phoenix. Legislation has also been introduced in Congress that would pay for two years of community and technical colleges for first-time students who enroll on at least a half-time basis and maintain satisfactory academic progress. Also, like University of Phoenix, other proprietary educational institutions have begun to deploy pricing incentives to impact demand. We believe that price competition through targeted programs involving student scholarships and otherwise will increase throughout the industry in the future. We have implemented scholarships and discounts which reduce the amount of tuition we receive, and further downward pressure on our tuition rates may cause us to implement further pricing incentives, which will adversely affect our revenue.
In addition, one of our primary competitive advantages has been materially diminished as a significant and increasing number of traditional four-year and community colleges offer an increasing array of distance learning and other online education programs, including programs that are geared towards the needs of working learners. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional four-year colleges and community colleges. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increased competition from these institutions, including those with highly regarded reputations, the degrees from which are perceived as more valuable in the workplace. Already, this type of competition is significant and has contributed to the substantial decline in University of Phoenix enrollment over the past five years.
Furthermore, as discussed below, University of Phoenix expects to implement enhanced minimum admissions criteria to better ensure that newly enrolled students are adequately prepared for the rigors of higher education. Many of the students who do not meet these enhanced admissions criteria will not be eligible for admission to traditional four-year colleges and universities. Accordingly, these new admissions standards will increase the proportion of University of Phoenix’s potential students for which the University competes directly with the traditional educational institutions, further intensifying competition.
Additionally, the total postsecondary student population has recently declined, with the proprietary share disproportionately affected. Enrollment in Title IV program eligible postsecondary degree-granting institutions in spring 2015 decreased 2%, compared to spring 2014, with the largest decrease of 5% taking place among four-year proprietary institutions. Although the U.S. Department of Education projects that enrollment in degree-granting, postsecondary institutions will grow 12% over the ten-year period ending in the fall of 2022 to approximately 23.5 million students, this projected growth compares with a 24.3% increase reported in the prior ten-year period ended in 2012, when enrollment increased from 16.6 million students in 2002 to approximately 20.6 million students in 2012.

Apollo Education Group, Inc. | 2015 Form 10-K | 31

The combination of flat or declining postsecondary student population and increased capacity in the postsecondary education sector will further intensify competition.
This intense competition makes it more challenging for us to enroll students who are likely to succeed in our educational programs, and has contributed to the more than 50% decline in degreed enrollment at University of Phoenix since 2010 and put downward pressure on our tuition rates. We must adapt our business to meet these competitive challenges. The recently launched transformation of University of Phoenix to a more focused institution, as discussed below, is intended to address these competitive challenges.
We have launched a set of initiatives to transform University of Phoenix into a more focused institution; these initiatives will further reduce the University’s enrollment in the short-term and may not be successful in improving enrollment and retention in the longer term.
We are working to transform University of Phoenix into a more focused, higher retaining and less complex institution in order to improve student outcomes and stabilize enrollment. In furtherance of this, the University is implementing several important initiatives, as described in Part I, Item 1, Business - University of Phoenix. These initiatives require significant time, energy and resources, and involve many significant interrelated and simultaneous changes in the University’s processes and programs. We believe these initiatives, taken as a whole, will negatively and significantly impact new enrollment in the short-term, and there is no assurance that we will succeed in achieving our objectives of improving enrollment, student retention, graduation rates and cost to enroll in the longer-term. If our efforts are not successful, University of Phoenix enrollment may continue to decline further and our business and financial condition will be materially and adversely affected.
Our financial performance depends on our ability to continue to develop favorable awareness among, and enroll and retain students; adverse publicity has negatively impacted demand for our programs.
Building favorable awareness of our schools and the programs we offer is critical to our ability to attract prospective students. We expend significant resources on marketing. To the extent that our schools are unable to successfully market and advertise their educational programs, our schools’ ability to attract and enroll prospective students in such programs will be adversely affected. It is also critical to our success that we convert these prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs.
In recent years, University of Phoenix has reduced its use of third-party operated sites and increased its use of branded media channels in order to better manage its marketing message, improve the University’s ability to identify students more likely to persist in its educational programs and reduce cost. Effective October 1, 2015, the University discontinued substantially all use of such third-party operated sites, which accounted for approximately 9% of University of Phoenix New Degreed Enrollment in fiscal year 2015 and represented the marketing channel with the highest cost per New Degreed Enrollment. We expect that this change will negatively impact New Degreed Enrollment in at least the short-term.
In addition, the proprietary postsecondary education sector is under regulatory and other scrutiny which has led to media attention that has portrayed the sector in an unflattering light. This negative media attention has caused and may continue to cause some prospective students to choose educational alternatives outside of the proprietary sector or proprietary alternatives other than University of Phoenix, either of which could continue to negatively impact our new enrollments.

Apollo Education Group, Inc. | 2015 Form 10-K | 32

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
If one or more of these factors reduces demand for our programs, our enrollment could be further negatively affected or our costs associated with each new enrollment could increase, or both, either of which could have a material adverse impact on our business and financial condition.
Our financial performance depends, in part, on our ability to keep pace with changing education market needs; if we fail to keep pace or fail in implementing or adapting to new educational offerings and technologies, our business may be adversely affected.
The nature of the skills required by employers can evolve rapidly in today’s changing economic and technological environment. Accordingly, it is important for our schools’ educational programs to evolve in response to economic and technological changes. The expansion of existing programs and the development of new programs, including the changes discussed above to transform University of Phoenix, may not be accepted by current or prospective students or the employers of our graduates. Even if our schools are able to develop acceptable new programs, our schools may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. In addition, we may be unable to obtain specialized accreditations or licensures that may make certain programs desirable to students. To offer a new academic program, we may be required to obtain federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for Title IV programs, a new academic program may need to be certified by the U.S. Department of Education. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our business and financial condition could be adversely affected.
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
If we do not maintain existing, and develop additional, relationships with employers, our business may be impaired.
We currently have relationships with large employers to provide their employees with the opportunity to obtain degrees and professional development certificates through us while continuing their employment. These relationships are an important part of our strategy as they provide us with potential working learners for particular programs and also serve to increase our reputation among high-profile employers. In addition, degree-granting programs in which employers directly pay tuition have a beneficial impact on our 90/10 Rule percentage calculation by reducing the proportion of our cash basis revenues attributable to Title IV program funds. If we are unable to develop new relationships or further develop our existing relationships, if our existing relationships deteriorate or end, or if we are unable to offer programs that teach skills demanded by employers, our efforts to seek these sources of potential working learners may be impaired, and this could materially and adversely affect our business and financial condition and our compliance with applicable regulations.

Apollo Education Group, Inc. | 2015 Form 10-K | 33

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

Apollo Education Group, Inc. | 2015 Form 10-K | 34

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
Any disruption in our IT systems, including any disruptions and system malfunctions that may arise from our substantial IT systems upgrade initiative currently underway or outsourcing initiatives, could significantly impact our operations, reduce student and prospective student confidence in our educational institutions, adversely affect our compliance with applicable regulations and accrediting body standards and have a material adverse effect on our business and financial condition. Although we maintain insurance in respect of some types of these disruptions, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these disruptions.

Apollo Education Group, Inc. | 2015 Form 10-K | 35

Security threats to our computer systems, including breach of the personal information that we collect, could have a material adverse effect on our business.
We face an ever increasing number of threats to our computer systems, including unauthorized activity and access, malicious penetration, system viruses, malicious code and organized cyber-attacks, which could breach our security and disrupt our systems. These risks increase when we are making changes to our IT systems, such as our substantial IT systems upgrade initiative currently underway and our frequent updates to enable instructional innovation and address new student populations. Our size makes us a prominent target for hacking and other cyber-attacks within the education industry. From time to time we experience security events and incidents, and these reflect an increasing level of malicious sophistication, organization and innovation. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations, perhaps over an extended period of time prior to detection. As a result, we may be required to expend significant additional resources to protect against the threat of or alleviate problems caused by these system disruptions and security breaches. Any of these events could have a material adverse effect on our business and financial condition. Although we maintain insurance in respect of these types of events, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these events.
In addition, possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our educational institutions collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information and personal and family financial data. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third-party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy, and the increased availability and use of mobile data devices by our employees and students increases the risk of unintentional disclosure of personal information. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot ensure that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state attorneys, general and private litigants, and any of which could have a material adverse effect on our business and financial condition. In August 2015, we received a notice from the Federal Trade Commission that it had commenced an inquiry into the University of Phoenix’s practices and procedures for safeguarding student and staff personal information, with a request for relevant information from the University. We cannot predict the ultimate outcome of this matter and we may incur substantial costs and other expenses in connection with our response.
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
We have experienced a number of changes in senior management in recent years. Our Chief Financial Officer resigned in May 2015, and Gregory J. Iverson, our current Chief Accounting Officer and Treasurer, was appointed Chief Financial Officer effective October 26, 2015. A lack of management continuity could result in operational and administrative inefficiencies, make achievement of our strategic and management objectives more challenging and may make recruiting for future management positions more difficult. If we are unable to effectively manage our business through these management transitions, our business and results of operation could be adversely affected.
To effectively educate our students, we must continue to attract and retain qualified faculty members.
Our educational institutions employ approximately 23,000 faculty members, a substantial majority of whom are adjunct, part-time faculty. In order to effectively educate our students, we must recruit and train a large number of faculty on an ongoing basis and keep our faculty engaged and focused on the mission of delivering quality education. If we cannot attract and retain sufficient qualified faculty members, or we fail to adequately train new faculty members, or our relations with faculty members deteriorate and lead to work stoppages or other disruptions, our ability to serve our students would be impaired and we may be required to reduce the scope or number of the classes available to our students, any of which could have a material adverse impact our business.

Apollo Education Group, Inc. | 2015 Form 10-K | 36

If we are unable to successfully conclude pending litigation and governmental inquiries, our business and financial condition could be adversely affected.
We, certain of our subsidiaries, and certain of our current and former directors and executive officers have been named as defendants in various lawsuits and we have received various governmental inquiries. Refer to Note 16, Commitments and Contingencies and Note 17, Regulatory Matters, in Part II, Item 8, Financial Statements and Supplementary Data, for further discussion of pending litigation and other proceedings. In addition, changes in our business and pending actions by regulators and accreditors may increase the risk of claims.
We cannot predict the ultimate outcome of these matters and expect to incur significant defense costs and other expenses in connection with them. Such costs and expenses could have a material adverse effect on our financial condition and the market price of our common stock. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, or may be required to pay substantial fines or penalties, any of which could have a further material adverse effect on our financial condition. An adverse outcome in any of these matters could also materially and adversely affect our licenses, accreditations and eligibility to participate in Title IV programs.
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

Apollo Education Group, Inc. | 2015 Form 10-K | 37

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
During fiscal year 2015, the IRS completed its review of our United States federal income tax return for fiscal year 2014. Our federal income tax return for fiscal year 2013 is currently open for review by the IRS and we are also participating in the IRS’s Compliance Assurance Process for fiscal years 2015 and 2016, which is a voluntary program in which taxpayers seek to resolve all or most issues with the IRS prior to or soon after filing their United States federal income tax returns. Additionally, we are subject to numerous ongoing audits by state, local and foreign tax authorities with various tax years as early as 2007 that remain subject to examination. Although we believe our tax accruals are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.
In addition, an increasing number of states and localities are adopting new laws or changing their interpretation of existing laws regarding the apportionment of service revenues for corporate income tax purposes in a manner that could result in a larger proportion of our income being taxed by the states into which we sell services. These legislative and administrative changes could have a material adverse effect on our business and financial condition.
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

Apollo Education Group, Inc. | 2015 Form 10-K | 38

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
A change of ownership or control of Apollo Education Group, depending on the type of change, may have significant regulatory consequences for University of Phoenix. Such a change of ownership or control could require recertification by the U.S. Department of Education, the reevaluation of accreditation by The Higher Learning Commission and/or reauthorization by state licensing agencies. If we experience a change of ownership or control, then University of Phoenix and certain of our other subsidiaries may cease to be eligible to participate in Title IV programs until recertified by the Department. The continuing participation of University of Phoenix in Title IV programs is critical to our business. Any disruption in its eligibility to participate in Title IV programs would materially and adversely impact our business and financial condition.
In addition, University of Phoenix is required to report any material change in stock ownership to its principal institutional accrediting body, The Higher Learning Commission, and would be required to obtain approval prior to undergoing any transaction that affects, or may affect, its corporate control or governance. In the event of any such change, The Higher Learning Commission may undertake an evaluation of the effect of the change on the continuing operations of University of Phoenix for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review. If the Commission determines that the change is such that prior approval by the Commission was required, but was not obtained, the Commission’s policies require it to consider withdrawal of accreditation. If accreditation by The Higher Learning Commission is suspended or withdrawn, University of Phoenix would not be eligible to participate in Title IV programs until the accreditation is reinstated by the Commission or is obtained from another appropriate accrediting body. There is no assurance that reinstatement of accreditation could be obtained on a timely basis, if at all, and accreditation from a different qualified accrediting authority, if available, would require a significant amount of time. Any material disruption in accreditation would materially and adversely impact our business and financial condition.
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
Item 1B. Unresolved Staff Comments
None.

Apollo Education Group, Inc. | 2015 Form 10-K | 39

Item 2. Properties
We lease and own real estate primarily in connection with providing educational programs and services. Our principal executive offices are located in Phoenix, Arizona, and we also maintain senior executive offices in Chicago, Illinois. Our properties consist of the following as of August 31, 2015:

	Leased(4)		Owned
	Square Feet	# of Properties	Square Feet	# of Properties
University of Phoenix(1)	4,839,000	162	—	—
Apollo Global(2)	646,000	59	576,000	15
Other(3)	1,243,000	25	3,000	1
	6,728,000	246	579,000	16
(1) University of Phoenix has closed or is in the process of closing approximately 150 ground locations, as further discussed in Note 2, Restructuring and Impairment Charges, in Part II, Item 8, Financial Statements and Supplementary Data. The University continues to offer many of its academic programs at ground locations primarily in key selected major metropolitan areas throughout the United States.
(2) Apollo Global’s properties are principally located in the United Kingdom, Mexico, Chile, South Africa, Australia and Brazil.
(3) The substantial majority of Other represents office space located in the U.S.
(4) We are rationalizing certain of our real estate facilities and ground locations in connection with our restructuring activities. The properties in the above table include 2.9 million of square feet we are exiting as part of our restructuring activities for which we still have a remaining lease obligation as of August 31, 2015.
Our properties consist of both office and dual purpose space, which includes classroom and office facilities. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time to time on a short-term basis in order to provide specific courses or programs. We periodically evaluate the current utilization of our educational facilities, projected enrollment and other relevant data to determine facility needs.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

Apollo Education Group, Inc. | 2015 Form 10-K | 40

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Shareholders
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “APOL.” As of August 31, 2015, there were 213 registered holders of record of our Class A common stock, none of which are entitled to any voting rights. Because many of our shares of Class A common stock are held by banks, brokers and other financial institutions on behalf of shareholders, there are a substantially greater number of shareholders represented by these registered holders.
The following sets forth the high and low sales prices per share for our Class A common stock as reported by the Nasdaq Global Select Market during each quarter of the two most recent fiscal years:

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	High	Low	High	Low	High	Low	High	Low
Fiscal Year 2015	$17.36	$10.20	$28.53	$16.05	$34.55	$24.82	$31.44	$23.30
Fiscal Year 2014	32.10	26.29	35.23	26.05	35.92	24.18	29.07	18.50
There is no established public trading market for our Class B common stock and all shares of our Class B common stock are beneficially owned by three registered affiliate holders.
Dividends
Although we are permitted to pay dividends on our Class A and Class B common stock, we have never paid cash dividends on our common stock. Dividends are payable at the discretion of the Board of Directors, and the Articles of Incorporation treat the declaration of dividends on the Class A and Class B common stock in an identical manner as follows: holders of our Class A and Class B common stock are entitled to receive cash dividends, if and to the extent declared by the Board of Directors, payable to the holders of either class or both classes of common stock in equal or unequal per share amounts, at the discretion of the Board of Directors. We do not expect to pay dividends in the foreseeable future. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition and other factors the Board of Directors may consider relevant.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of August 31, 2015. There is no expiration date on the repurchase authorizations and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

Apollo Education Group, Inc. | 2015 Form 10-K | 41

The following details changes in our treasury stock during the three months ended August 31, 2015:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase Under the Plans or Programs
Treasury stock as of May 31, 2015	80,782	$49.06	80,782	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(14)	49.06	(14)	—
Treasury stock as of June 30, 2015	80,768	$49.06	80,768	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(238)	49.06	(238)	—
Treasury stock as of July 31, 2015	80,530	$49.06	80,530	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(448)	49.06	(448)	—
Treasury stock as of August 31, 2015	80,082	$49.06	80,082	$52,224

Apollo Education Group, Inc. | 2015 Form 10-K | 42

Company Stock Performance
The following graph compares the five-year cumulative total return attained by shareholders on our Class A common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group which includes the following companies:

Peer Group
American Public Education, Inc.	Capella Education Company	DeVry Education Group Inc.	ITT Educational Services, Inc.
Bridgepoint Education, Inc.	Career Education Corporation	Grand Canyon Education, Inc.	Strayer Education, Inc.
An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the S&P 500 Index, and in the peer group on August 31, 2010, and its relative performance is tracked through August 31, 2015. The stock price performance included in this graph is based on historical results and is not necessarily indicative of future stock price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Apollo, the S&P 500 Index and a Peer Group
* $100 invested on August 31, 2010 in stock, index and peer group, including reinvestment of dividends.
Source: Standard & Poor’s.

	Fiscal Year Ending August 31,
	2010	2011	2012	2013	2014	2015
Apollo	$100	$110	$63	$44	$65	$26
S&P 500 Index	100	118	140	166	208	209
Peer Group	100	107	59	78	89	64
The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Apollo Education Group, Inc. | 2015 Form 10-K | 43

Item 6. Selected Financial Data
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
We have made certain reclassifications to the selected financial data associated with our presentation of Carnegie Learning as discontinued operations. Refer to Note 3, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.

	As of August 31,
($ in thousands)	2015	2014	2013	2012	2011
Cash and cash equivalents	$503,705	$1,228,813	$1,414,485	$1,276,375	$1,571,664
Restricted cash and cash equivalents	198,369	224,135	259,174	318,334	379,407
Current marketable securities	194,676	187,472	105,809	—	—
Noncurrent marketable securities	95,815	87,811	43,941	5,946	5,946
Total assets	2,204,795	3,092,935	2,997,947	2,868,322	3,269,706
Total debt	45,646	657,096	692,054	719,911	599,009
Total liabilities	1,047,822	1,847,606	1,879,938	1,943,999	2,025,717
Redeemable noncontrolling interests	11,915	64,527	—	—	—
Total equity	1,145,058	1,180,802	1,118,009	924,323	1,243,989

	Year Ended August 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Net revenue	$2,566,277	$2,996,865	$3,613,851	$4,183,307	$4,635,031
Operating income(1)	114,944	354,964	455,979	700,928	936,405
Income from continuing operations	47,480	221,430	267,477	397,553	517,666
Net income	24,295	204,798	248,965	417,006	535,796
Net income attributable to Apollo	29,755	209,304	248,526	422,678	572,427
Earnings (loss) per share - Basic:
Continuing operations attributable to Apollo	$0.49	$2.03	$2.37	$3.36	$3.93
Discontinued operations attributable to Apollo	(0.21)	(0.15)	(0.17)	0.12	0.12
Basic income per share attributable to Apollo	$0.28	$1.88	$2.20	$3.48	$4.05
Earnings (loss) per share - Diluted:
Continuing operations attributable to Apollo	$0.49	$2.01	$2.36	$3.34	$3.91
Discontinued operations attributable to Apollo	(0.22)	(0.15)	(0.17)	0.11	0.13
Diluted income per share attributable to Apollo	$0.27	$1.86	$2.19	$3.45	$4.04
Basic weighted average shares outstanding	108,092	111,354	112,712	121,607	141,269
Diluted weighted average shares outstanding	109,038	112,610	113,285	122,357	141,750
(1) Operating income includes:

•	Restructuring and impairment charges of $81.8 million, $85.3 million, $197.0 million, $38.7 million and $22.9 million in fiscal years 2015, 2014, 2013, 2012 and 2011, respectively;

•	Acquisition and other related costs of $6.2 million and $19.8 million in fiscal years 2015 and 2014, respectively;

•	Litigation charges (credits) of $0.1 million, $13.9 million, $(24.6) million, $4.7 million, and $(12.0) million in fiscal years 2015, 2014, 2013, 2012 and 2011, respectively; and

•	Goodwill and other intangibles impairment of $16.8 million and $219.9 million in fiscal years 2012 and 2011, respectively.

Apollo Education Group, Inc. | 2015 Form 10-K | 44

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
Overview
Apollo Education Group, Inc. is one of the world’s largest private education providers, serving students since 1973. We believe that our success depends on providing high quality education and career pathways, tools and services to students to maximize the benefits of their educational experience. We offer undergraduate, graduate, certificate and nondegree educational programs and services, online and on-campus, principally to working learners in the U.S. and abroad.
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2015, University of Phoenix represented 84% of our total consolidated net revenue, and generated more than 100% of our total consolidated operating income.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks relating to our business:
Rapidly Evolving and Highly Competitive Education Industry
The higher education industry continues to experience rapidly developing changes due to a challenging regulatory environment, technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and value, uneven quality of secondary education in the U.S. and other factors that challenge many of the core principles underlying the industry. In addition, one of our primary competitive advantages has been materially diminished as a significant and increasing number of traditional four-year and community colleges offer an increasing array of distance learning and other online education programs, including programs that are geared towards the needs of working learners. Already, this type of competition is significant and has contributed to the substantial decline in University of Phoenix enrollment over the past five years. See further discussion of enrollment in Results of Operations below.
Furthermore, as discussed below, University of Phoenix expects to implement enhanced minimum admissions criteria to better ensure that newly enrolled students are adequately prepared for the rigors of higher education. Many of the students who do not meet these enhanced admissions criteria will not be eligible for admission to traditional four-year colleges and universities. Accordingly, these new admissions standards will increase the proportion of University of Phoenix’s potential students for which the University competes directly with the traditional educational institutions, further intensifying competition.
University of Phoenix Transformation
The University’s vision is to be recognized as the most trusted provider of career-relevant higher education for working adults. In furtherance of this, the University offers career focused programs and an instructional model designed specifically to meet the educational needs of working adults, which is further discussed in Part I, Item 1, Business - University of Phoenix. Due in part to the competitive factors described above, University of Phoenix Degreed Enrollment decreased by 18% over the past fiscal year and 60% over the past five fiscal years. The University is working to stabilize enrollment and eventually return to growth by transforming itself into a more focused, higher retaining and less complex institution through several initiatives, including:

•	Continuing the development of a college-by-college approach that more effectively addresses the specific needs of the students and employers served by each college;

•
Piloting enhanced admissions criteria to be implemented beginning in fiscal year 2016 to increase the proportion of newly enrolled students who are better prepared for the rigors of college level coursework, and tailoring initial course sequences to match the academic capabilities of students when they first enroll;

•
Eliminating certain associate degree programs which have lower retention rates and are less career relevant, and adding more career-focused pathways that offer certificates and four-year bachelor’s degrees in key growth areas of the employment market;

•
Concentrating on ground locations in key selected major metropolitan areas throughout the United States in order to establish a stronger regional presence that meets the needs of both on-ground and online students;

•
Reducing the number of student cohort start dates from approximately every week to approximately every five weeks for the substantial majority of students in order to reduce complexity and improve the classroom experience;

Apollo Education Group, Inc. | 2015 Form 10-K | 45

•
Modifying marketing activities by discontinuing substantially all use of third-party operated sites in order to better manage the University’s marketing message and to improve its ability to identify students more likely to persist in its educational programs and reduce cost;

•
Transitioning technology systems from proprietary and legacy systems, including the University’s online classroom, to commercial software and software as a service providers to reduce costs, improve operations and facilitate future systems upgrades; and

•	Developing increased student self service capabilities, including in admissions, financial aid, academic planning and class scheduling.
We expect that these initiatives will accelerate the current rate of decline in enrollment at University of Phoenix, perhaps significantly, during the near term, but in the longer term will improve retention and graduation rates and position the University to return to growth in the future.
Professional Development
Although degree programs represent the substantial majority of our revenue, we are increasing our professional development and other nondegree programs, both domestically and internationally, to address the growing needs of employees and employers for specialized, nondegree education and training.
Business Reengineering
We continue to reengineer our business processes and educational delivery systems to improve the efficiency and effectiveness of our services to students, and reduce costs to align with our lower enrollment and revenue. These activities include streamlining and, where appropriate, automating our administrative and student facing services and closing underutilized or unnecessary University of Phoenix campus locations. In furtherance of this, the University approved the closure of 24 additional ground locations during the fourth quarter of fiscal year 2015, and continues to actively evaluate the extent, functionality and location of its ground facilities. See further discussion of University of Phoenix ground locations in Results of Operations below.
Online Student Classroom
University of Phoenix implemented a new proprietary online student classroom in late June 2014, which experienced technical challenges that adversely impacted the user experience of its students. We completed a substantial portion of the corrective measures during the second quarter of fiscal year 2015, and continued to provide enhancements to the learning management system throughout the remainder of fiscal year 2015. In June 2015, we entered into an agreement with a leading provider of learning management systems to implement a new learning management system for University of Phoenix, which the University expects to begin phasing in for new students in calendar year 2016. The University believes this arrangement eventually will reduce cost and complexity, make it easier to incorporate improvements.
Expansion of Global Operations
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
Regulatory Environment
In recent years, there has been substantial and continued increased focus by members of the U.S. Congress and federal agencies, including the Department of Education, the Consumer Financial Protection Bureau and the Federal Trade Commission, on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the federal Higher Education Act. In addition, the Department of Education has formed an inter-agency task force involving multiple federal agencies and departments including the Federal Trade Commission, the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the Securities and Exchange Commission, and numerous state attorneys general, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices. We expect that this challenging regulatory environment will continue for the foreseeable future.

Apollo Education Group, Inc. | 2015 Form 10-K | 46

The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1, Business, and Part I, Item 1A, Risk Factors.

•	Financial Aid Funding
The most recent reauthorization of the federal Higher Education Act expired September 30, 2013, but Title IV student financial aid programs remain authorized and functioning. Congress continues to engage in Higher Education Act reauthorization hearings, but the timing and terms of any eventual reauthorization cannot be predicted.
Title IV program funding is a potential target for reduction as Congress seeks to reduce the U.S. budget deficit. Because the majority of our revenue is derived from Title IV programs, any action by Congress that reduces Title IV program funding, or which alters the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on our enrollment and financial condition. Action by Congress or federal agencies could also require us to modify our practices in ways that increase our administrative costs and reduce our operating income.
In addition to possible reductions in Title IV program funding, military benefit programs may be reduced as military branches address decreased funding. Reductions and/or changes in military benefit programs, or changes in our eligibility to participate in such programs could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage. In October 2015, University of Phoenix was placed on probationary status in respect of its participation in the U.S. Department of Defense Tuition Assistance Program for active duty military personnel. During this probation, newly enrolled active duty military personnel will not be eligible to participate in this program, the funding under which represented less than 1% of the University’s net revenue in fiscal year 2015. If the University’s eligibility is terminated, currently enrolled students will no longer be able to participate in the Tuition Assistance Program.

•	Gainful Employment
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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation, as discussed in Part I, Item 1, Business - Regulatory Environment. The Department has indicated that the official 2014 gainful employment debt service-to-earnings ratios will be issued sometime during calendar year 2016. The expected timing of the issuance of the 2015 ratios has not yet been announced. We believe it is likely that some of University of Phoenix’s programs will be impacted by the regulations. However, the University ceased enrolling new students in most of the programs it believes may be impacted in connection with its initiatives to transform itself into a more focused, higher retaining and less complex institution. Students currently enrolled in these programs represent approximately 10% of the University’s Degreed Enrollment and these programs will continue for such students, who will be taught-out in due course.
Changes in student borrowing needs and practices, student loan interest rates, labor markets and other factors outside of our control could adversely impact compliance with these regulations for some of our programs in the future. The Department has not yet announced the protocol for calculating and disseminating the debt service-to-earnings ratios. Because the ratios will be issued by the Department after the measuring period, we may not know of a program’s failure to meet the tests until after the measuring period, and students enrolled in such a program could lose their access to federal financial aid before completing the program.

•	U.S. Department of Education Program Participation Agreement
University of Phoenix’s Title IV Program Participation Agreement expired December 31, 2012. The University has submitted necessary documentation for recertification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We believe that the University’s application will be renewed in due course. However, we cannot predict whether or to what extent the continued challenging political and regulatory climate and other recent developments relating to our business may have on the timing or outcome of the recertification process.
Continued Title IV program eligibility is critical to the operation of our business. If University of Phoenix becomes ineligible to participate in Title IV programs, or participation is materially limited, we could not conduct our business as it is currently conducted and it would have a material adverse affect on our business and financial condition.

Apollo Education Group, Inc. | 2015 Form 10-K | 47

•	The Higher Learning Commission Accreditation
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
The University submitted a Notice Report to HLC in November 2014 providing evidence that the University has ameliorated those conditions that led to the Notice status and continues to meet the relevant accreditation requirements. The HLC Board of Trustees subsequently removed the University from Notice status, effective June 25, 2015.
The University remains assigned by HLC to the Standard Pathway reaffirmation process, pursuant to which the University will host a comprehensive evaluation visit in 2016-2017 and will undergo its next reaffirmation process in 2022-2023.
In addition to the above, as a condition of HLC’s approval of the July 2014 changes to the voting stock trust which holds approximately 51% of our outstanding Class B common shares, the only class of Apollo voting stock, University of Phoenix hosted a visit by an HLC peer review team in December 2014 focused on ascertaining the appropriateness of the prior approval. Following the site visits, the Institutional Actions Council of HLC took final action affirming the appropriateness of the change of control approval.

•	Federal Trade Commission Investigation
In July 2015, we received a Civil Investigative Demand from the U.S. Federal Trade Commission (the “FTC”) relating to an investigation to determine if certain unnamed persons, partnerships, corporations, or others have engaged or are engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing, or sale of secondary or postsecondary educational products or services or educational accreditation products or services. The Demand requires us to produce documents and information regarding a broad spectrum of the business and practices of University of Phoenix, including in respect of marketing, recruiting, enrollment, financial aid, tuition and fees, academic programs, academic advising, student retention, billing and debt collection, complaints, accreditation, training, military recruitment, and other compliance matters, for the time period of January 1, 2011 to the present.
In addition, in August 2015, we received a notice from the FTC that it had commenced an inquiry into the University of Phoenix’s practices and procedures for safeguarding student and staff personal information, with a request for relevant information from the University.
We are cooperating with these inquiries, but we cannot at this time predict their eventual scope, duration or outcome.
For a more detailed discussion of our business, industry and risks, refer to Item 1, Business, and Item 1A, Risk Factors.

Apollo Education Group, Inc. | 2015 Form 10-K | 48

Other Events
In addition to the above items, we experienced the following other events during fiscal year 2015 and to date:

1.
Acquisition of FAEL. On December 4, 2014, we acquired a 75% interest in Sociedade Técnica Educacional da Lapa S.A., which provides postsecondary educational programs in Brazil under the name Faculdade da Educacional da Lapa (“FAEL”). Refer to Note 4, Acquisitions, in Item 8, Financial Statements and Supplementary Data.

2.	Executive Management Changes. We experienced the following executive management changes:

•	Brian L. Swartz resigned from his position as Senior Vice President and Chief Financial Officer during May 2015; and

•
Gregory J. Iverson was appointed as our Chief Financial Officer, effective October 26, 2015. Joseph L. D’Amico, who has been serving as our Interim Chief Financial Officer since May 2015, will transition to the role of Senior Advisor to the Chief Executive Officer.

3.
Purchase of Open Colleges Noncontrolling Interests. On June 5, 2015, we purchased the remaining 30% noncontrolling ownership interests in Open Colleges. Refer to Note 13, Shareholders’ Equity and Redeemable Noncontrolling Interests, in Item 8, Financial Statements and Supplementary Data.

4.
Acquisition of The Iron Yard. On June 11, 2015, we acquired a 62% interest in TIY Academy, LLC (“The Iron Yard”), a provider of nondegree information technology bootcamp programs in the United States. Refer to Note 4, Acquisitions, in Item 8, Financial Statements and Supplementary Data.

5.
Career Partner GmbH. On October 20, 2015, we entered into an agreement to acquire all of the outstanding shares of Career Partner GmbH, a provider of education and training programs in Germany, for an initial cash payment of €96 million (equivalent to approximately $109 million as of October 20, 2015), plus a contingent obligation calculated principally based on Career Partner’s operating results for calendar year 2016. The transaction is subject to various closing conditions, the satisfaction of which is uncertain at this time. If the closing conditions are satisfied, the transaction is expected to close during the second quarter of our fiscal year 2016.

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements in accordance with GAAP requires management to make certain estimates, assumptions and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Although we believe our estimates, assumptions and judgments are reasonable, actual results may differ materially from our estimates under different assumptions, judgments or conditions.
Our significant accounting policies, which are detailed in Note 1, Nature of Operations and Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. Of our significant accounting policies, we consider the following policies to be critical as they involve a higher degree of subjective or complex judgments and assumptions, often as a result of the need to make estimates about the effect of inherently uncertain matters: (i) Revenue Recognition, (ii) Allowance for Doubtful Accounts, (iii) Goodwill and Intangibles, (iv) Other Long-Lived Asset Impairments, (v) Restructuring and Impairment Charges, (vi) Loss Contingencies, and (vii) Income Taxes.
Revenue Recognition
Substantially all of our net revenue is composed of tuition and fees from educational programs that range in length from one-day seminars to degree and nondegree programs lasting multiple years. University of Phoenix represents the substantial majority of our total consolidated net revenue, and substantially all of the University’s net revenue is generated from degree programs. University of Phoenix students fund their education through loans and/or grants from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”), military benefit programs, tuition assistance from their employers, or personal funds.

Apollo Education Group, Inc. | 2015 Form 10-K | 49

Our net revenue generally varies from period to period based on several factors, including the aggregate number of students attending educational programs, the number of programs or classes held during the period, and the tuition price per program. The following summarizes our net revenue for the respective periods:

	Year Ended August 31,
($ in thousands)	2015		2014		2013
Tuition and educational services(1)	$2,646,447	103%	$3,030,064	101%	$3,622,767	100%
Educational materials	224,434	9%	219,085	7%	252,441	7%
Other	21,045	1%	22,715	1%	20,743	1%
Gross revenue	2,891,926	113%	3,271,864	109%	3,895,951	108%
Discounts(2)	(325,649)	(13)%	(274,999)	(9)%	(282,100)	(8)%
Net revenue	$2,566,277	100%	$2,996,865	100%	$3,613,851	100%
(1) Tuition and educational services revenue includes $24.2 million, $32.3 million and $53.4 million of tuition benefits for our employees and their eligible dependents during fiscal years 2015, 2014 and 2013, respectively. Such benefits are also included in instructional and student advisory expenses.
(2) University of Phoenix has increased its use of discounts, grants and scholarships in recent years. See further discussion below and in Results of Operations in this MD&A.
We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, our fee or price to the customer is fixed or determinable, and collectibility is reasonably assured.

•
Tuition and educational services encompasses all educational delivery modes (i.e., online, on-ground, etc.), and we recognize revenue over the period of instruction as services are delivered to students, which may vary depending on the program structure.

Under University of Phoenix’s non-term academic delivery model, students generally enroll in a program of study encompassing a series of five- to nine-week courses taken consecutively over the length of the program. Students are billed separately for each course when the student first attends a course, resulting in the recording of a receivable from the student and deferred revenue in the amount of the billing. The University generally recognizes revenue evenly over the period of instruction (e.g., five weeks for a five-week course) as services are delivered to the student. For students who participate in the University’s risk-free, three-week program during their first credit-bearing course, the University does not recognize revenue for the risk-free period until students decide to continue beyond the risk-free period, which is when the tuition and fees become fixed and determinable.
University of Phoenix’s refund policy permits students who attend 60% or less of a course to be eligible for a refund for the portion of the course they did not attend. Accordingly, the University ceases revenue recognition for the remainder of a course if a student withdraws prior to the tuition refund period elapsing, and refunds result in a reduction of deferred revenue in the period that a student withdraws. This refund policy applies to students in most, but not all states, as some states require different policies. Additionally, the University reassesses collectibility throughout the period revenue is recognized when there are changes in facts or circumstances that indicate collectibility is no longer reasonably assured, including when the University determines that a student has withdrawn.
Tuition revenue for our Apollo Global operations is generally recognized over the length of the course and/or program. However, we recognize revenue associated with Open Colleges’ educational offerings over the shorter of the contractual period that students are provided access to complete their online, asynchronous program or the period of time it takes students to complete their program. As a result, revenue recognition for Open Colleges’ educational offerings generally extends beyond one year.

•
Educational materials encompasses online course materials delivered to students over the period of instruction, and various textbooks and other learning materials. We recognize revenue associated with online materials over the period of the related course to correspond with delivery of the materials to students. We recognize revenue for other educational materials when they have been delivered to and accepted by students or other customers.

•	Other includes fees students pay when submitting an enrollment application and non-tuition revenues such as renting classroom space.

•
Discounts represent institutional scholarships, grants and promotions. This includes reductions in charges for tuition or other fees from our standard rates typically provided to military, corporate and other employer students. Discounts are generally recognized over the period of instruction in the same manner as the related revenue to which the discount relates.

Apollo Education Group, Inc. | 2015 Form 10-K | 50

University of Phoenix offers scholarship programs designed to improve the value proposition for students by providing the opportunity to earn increased tuition discounts as they progress in their programs. We estimate the amount of these future discounts based on our historical experience with student persistence and recognize the associated amount either over the period the discount is earned by the student or when the student is no longer eligible, as applicable. As of August 31, 2015 and 2014, we had $44.7 million and $14.9 million, respectively, of student discounts, grants and scholarships in accrued and other current liabilities on our Consolidated Balance Sheets, the substantial majority of which represents the estimated amount of future discounts associated with these programs. We routinely evaluate our estimation methodology for these programs and modify them as necessary.
Sales and other indirect tax collected from students is excluded from net revenue. Collected but unremitted sales and other indirect tax is included as a liability on our Consolidated Balance Sheets and is not material to our consolidated financial statements.
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
We estimate our allowance for doubtful accounts for University of Phoenix’s receivables by considering a number of factors that we believe impact whether receivables will become uncollectible based on our collections experience. These factors include, but are not limited to, the student’s academic performance and previous college experience, as well as other student characteristics such as credit hours earned and method of payment. We also monitor and consider external factors such as changes in the economic and regulatory environment.
We routinely evaluate our estimation methodologies for all our institutions and educational programs for adequacy and modify them as necessary. In doing so, we believe our allowance for doubtful accounts reflects the amount of receivables that will become uncollectible by considering our most recent collections experience, changes in trends and other relevant facts.
We recorded bad debt expense of $59.2 million, $53.8 million and $83.8 million during fiscal years 2015, 2014 and 2013, respectively. Our allowance for doubtful accounts was $42.3 million and $50.1 million as of August 31, 2015 and 2014, respectively, which approximated 18% and 20% of gross student receivables as of the respective dates. For the purpose of sensitivity:

•	A one percent change in our allowance for doubtful accounts as a percentage of gross student receivables as of August 31, 2015 would have resulted in a pre-tax change in income of $2.3 million; and

•	If our bad debt expense were to change by one percent of net revenue for the fiscal year ended August 31, 2015, we would have recorded a pre-tax change in income of approximately $25.7 million.
Refer to Results of Operations below for a discussion of bad debt expense trends in recent years.
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
Our intangibles principally consist of trademarks, regulatory accreditations and designations, and course curriculum. We assign indefinite lives to intangibles that we believe have the continued ability to generate cash flows indefinitely; have no legal, regulatory, contractual, economic or other factors limiting the useful life of the respective intangible; and we intend to renew the respective intangible, as applicable, and renewal can be accomplished at little cost.
Finite-lived intangibles are amortized on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the asset are expected to be consumed. The weighted average original useful life of our $39.9 million of finite-lived intangibles as of August 31, 2015 was 6.6 years.

Apollo Education Group, Inc. | 2015 Form 10-K | 51

We assess goodwill and indefinite-lived intangibles for impairment annually, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit or indefinite-lived intangible below its carrying amount. We perform our annual indefinite-lived intangibles impairment tests on the same dates that we perform our annual goodwill impairment tests for the respective reporting units. In performing our impairment tests, we first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible, as applicable, is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the following quantitative impairment tests:

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

Our goodwill and indefinite-lived intangibles for our reporting units within our reportable segments are summarized below:

($ in thousands)	Annual Impairment Test Date	Goodwill as of August 31,		Indefinite-lived Intangibles as of August 31,
		2015	2014	2015	2014
University of Phoenix	May 31	$71,812	$71,812	$—	$—
Apollo Global(1):
Open Colleges	July 1	103,002	134,561	—	—
BPP	July 1	—	—	84,401	90,461
Milpark Education	July 1	17,760	21,828	5,638	6,930
ULA	May 31	11,436	14,809	1,835	2,377
FAEL	July 1	10,401	—	10,849	—
UNIACC	May 31	—	—	665	808
Other:
The Iron Yard	July 1	15,888	—	—	—
College for Financial Planning	August 31	15,310	15,310	—	—
Western International University	May 31	1,581	1,581	—	—
Carnegie Learning(2)	May 31	—	—	—	14,100
Total		$247,190	$259,901	$103,388	$114,676
(1) The functional currencies of our foreign subsidiaries are generally the local currencies. Accordingly, the goodwill and intangibles of our foreign subsidiaries are adjusted for translation into U.S. dollars using exchange rates in effect at the balance sheet dates. The balances will change in the future as a result of foreign currency translation adjustments.
(2) As of August 31, 2015, Carnegie Learning is included in assets held for sale on our Consolidated Balance Sheets. Refer to Note 3, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.
The process of evaluating goodwill and indefinite-lived intangibles for impairment is subjective and requires significant judgment at many points during the analysis. If we elect to perform an optional qualitative analysis, we consider many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the most recent fair value analysis for either the reporting unit or respective intangible.
When performing a quantitative goodwill or indefinite-lived intangibles impairment test, we generally determine fair value using an income-based approach, a market-based approach or a combination of both methods. The fair value determination consists primarily of using significant unobservable inputs (Level 3) under the fair value measurement standards. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units or indefinite-lived intangibles include, but are not limited to, the amounts and timing of expected future cash flows, the discount rate applied to those cash flows, terminal growth rates, selection of comparable market multiples, assumed control premiums and applying weighting factors when multiple valuation methods are used. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends and long-term operating strategies and initiatives. The

Apollo Education Group, Inc. | 2015 Form 10-K | 52

discount rate used by each reporting unit is based on our assumption of a prudent investor’s required rate of return of assuming the risk of investing in a particular company in a specific country. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations.
Fiscal Year 2015 Impairment Testing
Our market capitalization declined significantly during the fourth quarter of fiscal year 2015 after we reported our third quarter results. We believe the decline in the fourth quarter of fiscal year 2015 was principally attributable to University of Phoenix’s lower enrollment and uncertainty associated with the University’s announced change in strategy to transform into a more focused, higher retaining and less complex institution. Although we believe the University’s new strategy will favorably impact student retention, graduation rates and cost to enroll in the long-term, we announced that the associated initiatives, taken as a whole, will negatively impact its new enrollment and cash flows in the short-term. Based primarily on the decline in market capitalization, we performed an interim goodwill impairment analysis for University of Phoenix in the fourth quarter of fiscal year 2015.
University of Phoenix represents the substantial majority of our consolidated operating results and, as discussed above, we believe our market capitalization decline in the fourth quarter of fiscal year 2015 was principally attributable to the University. Accordingly, we determined the fair value of our University of Phoenix reporting unit using a market-based approach primarily due to uncertainty viewed by market participants associated with the University’s expected future cash flows. The critical assumptions in the market-based approach included comparable market multiples and an assumed control premium for a market participant to acquire a controlling interest in the University. Based on our evaluation, University of Phoenix’s estimated fair value exceeded carrying value by a margin of more than 15% of the University’s estimated fair value. We may be required to record an impairment in the future if our critical assumptions deteriorate or our market capitalization declines further.
We did not record any impairment charges associated with our other reporting units as the estimated fair value of each of the reporting units exceeded the carrying value of their respective net assets as of their annual impairment test dates. We elected to perform qualitative assessments for certain of our reporting units. For reporting units that we tested using a quantitative approach, which includes Open Colleges and Milpark Education, the estimated fair values exceeded the respective carrying values by margins of more than 15% of their respective estimated fair values. We determined the fair values of both Open Colleges and Milpark Education using a combination of the discounted cash flow valuation method and market-based approaches, to which we applied more weighting to the market-based approaches. If the critical assumptions used in our impairment testing for these reporting units deteriorate or are otherwise adversely impacted, a lower fair value estimate may result. In particular, the goodwill acquired in our recent acquisitions was principally attributable to future earnings potential associated with student growth. If these acquired entities do not achieve our forecasts, the goodwill could be impaired in the future.
During the fourth quarter of fiscal year 2015, we compared the sum of the estimated fair values of our reporting units to our market capitalization, plus an assumed control premium to acquire a controlling interest in Apollo. Apollo is a “Controlled Company” under Nasdaq listing rules and our market capitalization is based solely on our nonvoting publicly traded Class A common stock. Based on our evaluation, the fair values of our reporting units were reasonable in relation to our market capitalization.
The BPP trademark represents the substantial majority of our indefinite-lived intangibles. We tested the BPP trademark using a quantitative approach and estimated its fair value using the relief-from-royalty method, which represents the benefit of owning the trademark rather than paying royalties for its use. The estimated fair value of the BPP trademark exceeded its carrying value by a margin representing more than 30% of its fair value.
Other Long-Lived Asset Impairments
We evaluate the carrying amount of our other long-lived assets, including property and equipment and finite-lived intangibles, whenever changes in circumstances or events indicate that the carrying value of such assets may not be recoverable. If such circumstances or events occur, we assess recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the assets with their carrying value. If the carrying value of the assets exceeds the estimated undiscounted future cash flows expected to be generated by the assets, an impairment loss is recognized for the difference between the estimated fair value of the assets and their carrying value.
During fiscal year 2015, we recorded $9.9 million of long-lived asset impairment charges that are included in restructuring and impairment charges on our Consolidated Statements of Income. Additionally, we recorded long-lived asset impairments associated with Carnegie Learning, which is presented as held for sale as of August 31, 2015 and its operating results are included in discontinued operations for all periods presented. Refer to Note 2, Restructuring and Impairment Charges, and Note 3, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.

Apollo Education Group, Inc. | 2015 Form 10-K | 53

As of August 31, 2015, we believe the carrying amounts of our remaining other long-lived assets are recoverable and no impairment exists. However, we are continuing to reduce costs to align with our lower enrollment and revenue, and changes to our business or other circumstances could lead to potential impairments in the future.
Restructuring and Impairment Charges
Restructuring and impairment charges principally consist of non-cancelable lease obligations, severance and other employee separation costs, other related costs and certain long-lived asset impairments. We recognize restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Measuring fair value and recognizing the associated liabilities is subjective and requires significant judgment. For our non-cancelable lease obligations, we record the obligation when we terminate the contract in accordance with the contract terms or when we cease using the right conveyed by the contract. Our employee severance costs are expensed on the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed over the future service period.
We generally estimate the fair value of restructuring obligations using significant unobservable inputs (Level 3) based on the best available information. For non-cancelable lease obligations, the fair value estimate is based on the contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income. Our estimate of the amount and timing of sublease rental income considers subleases we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of sublease agreements.
Changes to restructuring obligations in periods subsequent to the initial fair value measurement are not measured at fair value. We record a cumulative adjustment resulting from changes in the estimated timing or amount of cash flows associated with restructuring obligations in the period of change using the same discount rate that was initially used to measure the obligation’s fair value. Changes in restructuring obligations resulting from the passage of time are recorded as accretion expense. Adjustments to restructuring obligations, including accretion expense, are included in restructuring and impairment charges on our Consolidated Statements of Income.
We began initiating restructuring activities in fiscal year 2011 to reengineer our business processes and educational delivery systems to improve the efficiency and effectiveness of our services to students. We have subsequently continued restructuring activities to further reduce costs to align with our lower enrollment and revenue. As detailed further in Results of Operations in this MD&A, we have incurred $37.1 million, $85.3 million and $197.0 million of restructuring expense in fiscal years 2015, 2014 and 2013, respectively, associated with restructuring activities initiated prior to fiscal year 2015. We incurred $34.8 million of additional restructuring expense in fiscal year 2015 for new restructuring activities initiated during the fiscal year. The following details the changes in our restructuring obligations by type of cost during fiscal year 2015:

	Lease and Related Costs, Net		Severance and Other Employee Separation Costs		Other Restructuring Related Costs		Total
($ in thousands)	2015 Restructuring	Prior Year Restructuring(1)	2015 Restructuring	Prior Year Restructuring(1)	2015 Restructuring	Prior Year Restructuring(1)
August 31, 2014	—	96,204	—	5,687	—	1,192	103,083
Expense(1)	1,022	35,018	28,628	1,355	5,135	763	71,921
Other(2)	(1,022)	(9,155)	(2,046)	—	(984)	—	(13,207)
Payments	—	(47,077)	(18,372)	(7,042)	(4,061)	(1,955)	(78,507)
August 31, 2015(3)	$—	$74,990	$8,210	$—	$90	$—	$83,290
(1) Restructuring and impairment charges on our Consolidated Statements of Income also includes $9.9 million of long-lived asset impairment charges recorded during fiscal year 2015.
(2) Other primarily includes accelerated depreciation, share-based compensation and adjustments to certain lease related liabilities such as deferred rent.
(3) The gross, undiscounted obligation associated with our restructuring liabilities as of August 31, 2015 was approximately $147 million, which principally represents lease costs for non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.

Apollo Education Group, Inc. | 2015 Form 10-K | 54

Loss Contingencies
We are subject to various claims and contingencies that arise from time to time in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss or range of loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. The liability excludes any anticipated loss recoveries from third parties such as insurers, which we record as a receivable if we determine recovery is probable. If the loss is not probable or the amount of the loss or range of loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. For matters where no loss contingency is recorded, we expense legal fees as incurred. The assessment of the likelihood of a potential loss and the estimation of the amount of a loss or range of loss are subjective and require judgment. Refer to Note 16, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information regarding contingencies.
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
The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized.
We have not provided deferred taxes on unremitted earnings attributable to international subsidiaries that have been considered permanently reinvested. As of August 31, 2015, the unremitted earnings from these operations were not significant, but they are expected to increase in the future due to our international expansion, which includes recent acquisitions completed by Apollo Global.
We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. We classify interest and penalties accrued in connection with unrecognized tax benefits as income tax expense on our Consolidated Statements of Income. Our total unrecognized tax benefits, excluding interest and penalties, were $14.8 million and $18.4 million as of August 31, 2015 and 2014, respectively.
Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during fiscal years 2015, 2014 and 2013.
As discussed in the Overview of this MD&A, the U.S. higher education industry continues to experience rapidly developing changes, including significant and increasing competition from public and private colleges and universities as these institutions continue to increase their online education programs. These developments have contributed to the substantial decline in University of Phoenix enrollment over the past five years. We are focused on adapting our business to meet these rapidly evolving developments, which includes University of Phoenix working to stabilize enrollment by transforming itself into a more focused, higher retaining and less complex institution.
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

Apollo Education Group, Inc. | 2015 Form 10-K | 55

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

•	Admissions advisory - the substantial majority of costs consist of compensation for admissions personnel. The category also includes other costs directly related to admissions advisory functions.

•	General and administrative - consist primarily of corporate compensation, legal and professional fees, rent expense, information technology infrastructure costs and other related costs.

•	Depreciation and amortization - consist of depreciation expense on our property and equipment and amortization of our finite-lived intangibles.

•	Provision for uncollectible accounts receivable - consist of expense charged to reduce our accounts receivable to our estimate of the amount we expect to collect.

Apollo Education Group, Inc. | 2015 Form 10-K | 56

Analysis of Consolidated Statements of Income
The following details our consolidated results of operations. For a more detailed discussion of our operating results by reportable segment, refer to Analysis of Operating Results by Reportable Segment below.

	Year Ended August 31,						% Change 2015 versus 2014	% Change 2014 versus 2013
				% of Net Revenue
($ in thousands)	2015	2014	2013	2015	2014	2013
Net revenue	$2,566,277	$2,996,865	$3,613,851	100.0%	100.0%	100.0%	(14.4)%	(17.1)%
Costs and expenses:
Instructional and student advisory	1,207,535	1,283,194	1,543,482	47.0%	42.8%	42.7%	(5.9)%	(16.9)%
Marketing	487,759	545,596	629,938	19.0%	18.2%	17.4%	(10.6)%	(13.4)%
Admissions advisory	209,768	215,196	253,319	8.2%	7.2%	7.0%	(2.5)%	(15.0)%
General and administrative	273,662	286,206	325,135	10.7%	9.6%	9.0%	(4.4)%	(12.0)%
Depreciation and amortization	125,303	138,810	149,778	4.9%	4.6%	4.2%	(9.7)%	(7.3)%
Provision for uncollectible accounts receivable	59,205	53,819	83,798	2.3%	1.8%	2.3%	10.0%	(35.8)%
Restructuring and impairment charges	81,800	85,343	197,022	3.2%	2.8%	5.5%	*	*
Acquisition and other related costs	6,201	19,837	—	0.2%	0.7%	—%	*	*
Litigation charges (credits)	100	13,900	(24,600)	—%	0.5%	(0.7)%	*	*
Total costs and expenses	2,451,333	2,641,901	3,157,872	95.5%	88.2%	87.4%	(7.2)%	(16.3)%
Operating income	114,944	354,964	455,979	4.5%	11.8%	12.6%	(67.6)%	(22.2)%
Interest income	3,050	2,230	1,913	0.1%	0.1%	0.1%	36.8%	16.6%
Interest expense	(6,595)	(7,914)	(8,745)	(0.3)%	(0.3)%	(0.3)%	(16.7)%	(9.5)%
Other (loss) income, net	(5,756)	(560)	2,405	(0.2)%	—%	0.1%	*	*
Income from continuing operations before income taxes	105,643	348,720	451,552	4.1%	11.6%	12.5%	(69.7)%	(22.8)%
Provision for income taxes	(58,163)	(127,290)	(184,075)	(2.2)%	(4.2)%	(5.1)%	(54.3)%	(30.8)%
Income from continuing operations	47,480	221,430	267,477	1.9%	7.4%	7.4%	(78.6)%	(17.2)%
Loss from discontinued operations, net of tax	(23,185)	(16,632)	(18,512)	(1.0)%	(0.6)%	(0.5)%	*	*
Net income	24,295	204,798	248,965	0.9%	6.8%	6.9%	(88.1)%	(17.7)%
Net loss (income) attributable to noncontrolling interests	5,460	4,506	(439)	0.3%	0.2%	—%	*	*
Net income attributable to Apollo	$29,755	$209,304	$248,526	1.2%	7.0%	6.9%	(85.8)%	(15.8)%
* Not meaningful
Net Revenue
Our net revenue decreased $430.6 million and $617.0 million, or 14.4% and 17.1%, in fiscal years 2015 and 2014 compared to the respective prior years. The decreases were primarily attributable to net revenue declines at University of Phoenix of 18.4% and 20.3% during the respective periods, principally due to lower enrollment. See discussion of the enrollment decline in University of Phoenix below. This was partially offset by increases in Apollo Global net revenue.
Instructional and Student Advisory
Instructional and student advisory decreased $75.7 million and $260.3 million, or 5.9% and 16.9%, in fiscal years 2015 and 2014 compared to the respective prior years. This represented increases as a percentage of net revenue of 420 and 10 basis points, respectively. The decreases in expense were primarily due to lower costs that are more variable in nature such as faculty and curriculum associated with University of Phoenix’s enrollment decline, and lower costs including rent and compensation attributable to our restructuring activities. Additionally, the decrease in fiscal year 2014 included the reversal of approximately $11 million of foreign indirect taxes following resolution with the taxing authority. These taxes were originally assessed and expensed in fiscal year 2013. The decreases in expense in fiscal years 2015 and 2014 were partially offset by costs attributable to Apollo Global’s recent acquisitions.
Marketing
Marketing decreased $57.8 million and $84.3 million, or 10.6% and 13.4%, in fiscal years 2015 and 2014 compared to the respective prior years. This represented increases as a percentage of net revenue of 80 basis points in both periods. The decrease in expense in fiscal year 2015 was principally attributable to lower headcount due in part to our restructuring activities, and lower advertising. The decrease in expense in fiscal year 2014 was principally attributable to lower advertising,

Apollo Education Group, Inc. | 2015 Form 10-K | 57

and partially due to lower headcount. The decreases in both periods were partially offset by advertising costs attributable to Open Colleges, which was acquired in the second quarter of fiscal year 2014.
Admissions Advisory
Admissions advisory decreased $5.4 million and $38.1 million, or 2.5% and 15.0%, in fiscal years 2015 and 2014 compared to the respective prior years. This represented increases as a percentage of net revenue of 100 and 20 basis points, respectively. The decreases in expense were principally attributable to lower headcount due in part to our restructuring activities, which were partially offset by employee costs attributable to Open Colleges.
General and Administrative
General and administrative decreased $12.5 million and $38.9 million, or 4.4% and 12.0%, in fiscal years 2015 and 2014 compared to the respective prior years. This represented increases as a percentage of net revenue of 110 and 60 basis points, respectively. The decreases in expense were principally attributable to lower compensation due in part to lower headcount resulting from our restructuring activities, and the decrease in fiscal year 2014 was also due to lower rent expense. The decreases in both periods were partially offset by costs attributable to Apollo Global’s recent acquisitions.
Depreciation and Amortization
Depreciation and amortization decreased $13.5 million and $11.0 million, or 9.7% and 7.3%, in fiscal years 2015 and 2014 compared to the respective prior years. This represented increases as a percent of net revenue of 30 and 40 basis points, respectively. The decreases in expense were principally attributable to lower depreciation expense resulting from a decline in depreciable assets due in part to our restructuring activities, and the fiscal year 2015 decrease was also due to reduced amortization expense following the write-off of technology intangibles in the second quarter of fiscal year 2015. The decreases in both periods were partially offset by intangibles amortization expense attributable to Apollo Global’s recent acquisitions.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable increased $5.4 million or 10.0%, in fiscal year 2015 compared to the prior year, which represented an increase as a percentage of net revenue of 50 basis points. The increase principally occurred at Open Colleges as a result of the timing of the acquisition during the second quarter of fiscal year 2014 and its increased enrollment since the acquisition.
Provision for uncollectible accounts receivable decreased $30.0 million, or 35.8%, in fiscal year 2014 compared to the prior year, which represented a decrease as a percentage of net revenue of 50 basis points. The decrease was primarily due to reductions in University of Phoenix gross student receivables from its revenue decline, and process improvements that significantly contributed to lowering the University’s gross student receivables associated with students no longer enrolled in its programs.
Restructuring and Impairment Charges
Restructuring and impairment charges includes the following for the respective periods:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Restructuring charges	$71,921	$85,343	$197,022
Property and equipment impairment	9,879	—	—
Restructuring and impairment charges	$81,800	$85,343	$197,022

Apollo Education Group, Inc. | 2015 Form 10-K | 58

The following summarizes the restructuring and impairment charges in our segment reporting format:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
University of Phoenix	$50,325	$61,899	$158,757
Apollo Global	585	6,091	6,053
Other	30,890	17,353	32,212
Restructuring and impairment charges	$81,800	$85,343	$197,022
We began initiating restructuring activities in fiscal year 2011 to reengineer our business processes and educational delivery systems to improve the efficiency and effectiveness of our services to students. We have subsequently continued restructuring activities to further reduce costs to align with our lower enrollment and revenue. As detailed further below, we incurred $81.8 million of expense in in fiscal year 2015, which includes $37.1 million associated with restructuring activities initiated prior to fiscal year 2015, $34.8 million associated with new restructuring activities initiated during fiscal year 2015, and $9.9 million of impairment charges. We also incurred $85.3 million and $197.0 million of restructuring expense in fiscal years 2014 and 2013, respectively, associated with prior year restructuring activities.
Prior Year Restructuring - Our restructuring activities initiated prior to fiscal year 2015 principally include rationalizing our administrative real estate facilities, closing 115 University of Phoenix ground locations, and workforce reductions. As of August 31, 2015, University of Phoenix has closed the substantial majority of the total square feet included in these prior year plans and has recorded approximately $177.6 million of initial aggregate charges representing the estimated fair value of future contractual operating lease obligations. These charges were recorded in the periods we ceased using the respective facilities. As of August 31, 2015, we have recorded adjustments to our initial lease obligation liabilities for interest accretion and immaterial adjustments for changes in estimated sublease income.
Lease and related costs, net also includes accelerated depreciation associated with revising the useful lives of the fixed assets at the facilities we are closing through their expected closure dates. Prior to revising the useful lives, we perform a recoverability analysis for the facilities’ fixed assets by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on such analyses, we have not recorded material impairment charges associated with the facilities we are closing.
We have implemented workforce reductions and expense such costs on the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed over the future service period. Many of the employees at ground locations we are closing continue to provide services until we complete the respective teach-out obligations. For workforce reductions initiated prior to fiscal year 2015, we have incurred $1.4 million, $33.2 million, and $32.7 million of severance and other employee separation costs in fiscal years 2015, 2014 and 2013, respectively.
Under prior year plans, we do not expect to incur material charges for the remaining ground location closures and associated space to be vacated. However, we will continue to incur interest accretion associated with the lease obligations, and we may record additional adjustments associated with estimated lease obligations in future periods.
2015 Restructuring - We incurred $34.8 million of restructuring expense for new restructuring activities initiated during fiscal year 2015. The substantial majority of the expense represents severance and other employee separation costs associated with the elimination of approximately 1,500 positions.
During the fourth quarter of fiscal year 2015, University of Phoenix announced its plan to transform itself into a more focused, higher retaining and less complex institution. As part of this plan, the University approved the closure of 24 additional ground locations. We will incur lease obligation charges associated with these locations after we complete teach-out obligations and cease use of the respective facilities. As of August 31, 2015, our remaining lease obligations for these ground locations was approximately $43 million.
We intend to further reduce costs to align with our lower enrollment and revenue, and expect to incur material charges associated with other future restructuring activities. These efforts include University of Phoenix continuing to actively evaluate the extent, functionality and location of its ground facilities, and the closure of additional facilities in the future, including those discussed above.
Impairment Charges
Based on developments and trends at University of Phoenix during fiscal year 2015, we evaluated the property and equipment at University of Phoenix’s remaining ground locations that the University plans to continue to operate for recoverability. Accordingly, we compared the estimated undiscounted cash flows of the locations over the remaining useful lives of their fixed assets to the carrying amount of their fixed assets. Based on our analysis and the nature of the associated assets, we recorded $6.0 million of impairment charges during fiscal year 2015 representing the remaining carrying amount of the assets. We also

Apollo Education Group, Inc. | 2015 Form 10-K | 59

recorded $3.9 million of other long-lived asset impairments in fiscal year 2015 that resulted primarily from our abandonment of certain software.
Refer to Note 2, Restructuring and Impairment Charges, in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference, for further information on our restructuring activities.
Acquisition and Other Related Costs
Acquisition and other related costs includes transaction costs to complete our acquisitions, costs related to other potential acquisitions that were not completed and changes in the fair value of contingent consideration associated with our acquisitions. The $6.2 million of expense in fiscal year 2015 was primarily attributable to our acquisitions of The Iron Yard and FAEL, and costs related to other potential acquisitions that were not completed. The substantial majority of the $19.8 million of expense in fiscal year 2014 was attributable to the increase in our Open Colleges estimated contingent consideration liability subsequent to the acquisition.
Litigation Charges (Credits)
During fiscal years 2015 and 2014, we recorded charges of $0.1 million and $13.9 million, respectively, associated with our legal matters. Refer to Note 16, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
During fiscal year 2013, we recorded a credit of $24.6 million principally resulting from resolution of certain of our legal matters.
Provision for Income Taxes
Our effective income tax rate for continuing operations was 55.1%, 36.5% and 40.8% for fiscal years 2015, 2014 and 2013, respectively. Refer to Note 12, Income Taxes, in Item 8, Financial Statements and Supplementary Data, for a reconciliation of our effective income tax rate for continuing operations for each fiscal year to the statutory U.S. federal income tax rate.
The increase in our fiscal year 2015 effective tax rate compared to the prior year was principally attributable to the following:

•	A $10.1 million valuation allowance recorded in fiscal year 2015 associated with Open Colleges’ deferred taxes (see Note 12, Income Taxes, in Item 8, Financial Statements and Supplementary Data);

•
Nondeductible items, including costs associated with recent acquisitions, and foreign losses for which we cannot take a tax benefit, which have a more significant impact on our fiscal year 2015 effective income tax rate due to our lower pre-tax income; and

•
Tax benefits in fiscal year 2014 consisting of a $10.2 million benefit from resolution with the Internal Revenue Service related to the deductibility of certain costs for our foreign subsidiaries, and a $2.8 million benefit resulting from tax reform in Mexico.

The decrease in our fiscal year 2014 effective tax rate compared to the prior year was principally attributable to the tax benefits in fiscal year 2014 discussed above.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax includes Carnegie Learning, Inc. and Institute for Professional Development. Refer to Note 3, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.

Apollo Education Group, Inc. | 2015 Form 10-K | 60

Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the respective periods:

	Year Ended August 31,			2015 versus 2014		2014 versus 2013
($ in thousands)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Net revenue:
University of Phoenix	$2,148,312	$2,632,949	$3,304,464	$(484,637)	(18.4)%	$(671,515)	(20.3)%
Apollo Global	391,217	338,008	275,768	53,209	15.7%	62,240	22.6%
Other	26,748	25,908	33,619	840	3.2%	(7,711)	(22.9)%
Net revenue	$2,566,277	$2,996,865	$3,613,851	$(430,588)	(14.4)%	$(616,986)	(17.1)%
Operating income (loss):
University of Phoenix	$257,366	$499,699	$592,191	$(242,333)	(48.5)%	$(92,492)	(15.6)%
Apollo Global	(49,527)	(74,189)	(59,936)	24,662	33.2%	(14,253)	(23.8)%
Other	(92,895)	(70,546)	(76,276)	(22,349)	(31.7)%	5,730	7.5%
Operating income	$114,944	$354,964	$455,979	$(240,020)	(67.6)%	$(101,015)	(22.2)%
University of Phoenix
University of Phoenix’s net revenue decreased $484.6 million and $671.5 million, or 18.4% and 20.3%, in fiscal years 2015 and 2014, respectively, compared to the prior years. The decreases were principally attributable to lower enrollment from the continued decline in New Degreed Enrollment, as detailed and defined below, and a decline in student retention in fiscal year 2015. The University’s net revenue also decreased as a result of the increased use of discounts, grants and scholarships.
In connection with the new emphasis by University of Phoenix on the distinctiveness of its nine colleges, the University evaluated pricing on a programmatic basis and determined changes were appropriate for a number of its programs. Accordingly, the University implemented selective price changes, including decreases, on a program by program basis, effective near the end of the first quarter of fiscal year 2015. Future net revenue will be impacted by these and other pricing changes, changes in enrollment and student mix within programs, and discounts, grants and scholarships.
The following details University of Phoenix student enrollment for the respective periods:

	Average Degreed Enrollment(1), (2)					Aggregate New Degreed Enrollment(1), (3)
(Rounded to the nearest hundred)	Year Ended August 31,			% Change		Year Ended August 31,			% Change
	2015	2014	2013	2015-2014	2014-2013	2015	2014	2013	2015-2014	2014-2013
Students	214,500	251,500	301,100	(14.7)%	(16.5)%	123,800	146,700	172,900	(15.6)%	(15.2)%
(1) Refer to Part I, Item 1, Business - University of Phoenix, for definitions of Degreed Enrollment and New Degreed Enrollment, and the related quarterly trends.
(2) Represents the average of quarterly Degreed Enrollment from the beginning to the end of the respective fiscal years.
(3) Represents the sum of the four quarters of New Degreed Enrollment in the respective fiscal years.
University of Phoenix Average Degreed Enrollment decreased 14.7% and 16.5% in fiscal years 2015 and 2014 compared to the respective prior years due to the continued decline in New Degreed Enrollment and lower student retention in fiscal year 2015. We believe the following factors, some of which are discussed in more detail in the Overview of this MD&A, contributed to the decrease:

•
University of Phoenix enrollment continues to be adversely impacted by the rapidly evolving and highly competitive education industry, which includes adverse publicity associated with the challenging regulatory environment;

•	The University’s reduced advertising in fiscal year 2015 contributed to the 15.6% decline in Aggregate New Degreed Enrollment;

•	Lower student retention due in part to the disruptions in the University’s online classroom during fiscal year 2015; and

•
Certain initiatives launched by the University in the fourth quarter of fiscal year 2015 accelerated the enrollment decline near the end of fiscal year 2015. These initiatives are part of the University’s strategy to transform itself into a more focused, higher retaining and less complex institution. We believe the University’s strategy and the associated initiatives will improve retention and graduation rates in the longer term and position the University to return to growth in the future.

Apollo Education Group, Inc. | 2015 Form 10-K | 61

University of Phoenix’s operating income decreased $242.3 million and $92.5 million, or 48.5% and 15.6% in fiscal years 2015 and 2014 compared to the respective prior years. The University’s operating margins were 12.0%, 19.0% and 17.9% in the respective fiscal years, and its operating results were impacted by restructuring and impairment charges of $50.3 million, $61.9 million and $158.8 million in fiscal years 2015, 2014 and 2013, respectively.
The decreased operating income in fiscal year 2015 compared to the prior year was principally attributable to lower net revenue. This was partially offset by decreases in costs that are more variable in nature such as faculty and curriculum associated with lower enrollment, lower costs including rent and compensation attributable to our restructuring activities, lower advertising and decreases in restructuring charges.
The decreased operating income in fiscal year 2014 compared to the prior year was principally attributable to lower net revenue. This was partially offset by lower costs including rent and compensation attributable to our restructuring activities, decreases in restructuring charges, lower advertising, decreases in faculty and curriculum costs associated with lower enrollment, and a decrease in bad debt expense.
Apollo Global
Apollo Global’s net revenue increased $53.2 million and $62.2 million, or 15.7% and 22.6%, in fiscal years 2015 and 2014 compared to the respective prior years. The increase in fiscal year 2015 was primarily due to revenue from recent acquisitions, which was partially offset by the impact of foreign exchange rates (approximately $34 million). The increase in fiscal year 2014 was primarily due to revenue from recent acquisitions, an increase in enrollment at international institutions, and a favorable impact from foreign exchange rates.
Apollo Global’s operating loss decreased $24.7 million in fiscal year 2015 compared to the prior year, and increased $14.3 million in fiscal year 2014 compared to the prior year. Apollo Global’s operating results include the following during the respective periods:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Depreciation and amortization	$39,376	$38,168	$25,982
Acquisition and other related costs	1,299	18,990	—
Restructuring and impairment charges	585	6,091	6,053
Foreign indirect tax assessment (reversal) charge(1)	—	(11,173)	10,683
(1) This is included in instructional and student advisory on our Consolidated Statements of Income.
The decrease in operating loss in fiscal year 2015 compared to the prior year was principally due to a reduction in acquisition and other related costs, and a decrease in restructuring charges. The increased operating loss in fiscal year 2014 compared to the prior year was due to the costs associated with Apollo Global’s acquisitions in that fiscal year and the near term impact of Open Colleges discussed below.
In addition to acquisition and other related costs, Apollo Global’s recent acquisitions have a negative near term impact due to intangibles amortization and integration related costs. Furthermore, Open Colleges’ educational offerings generally extend beyond one year and the associated revenue is recognized over the contractual period that students are provided access to complete their program, or the time period it takes students to complete their program, as applicable. However, Open Colleges’ operating costs are period costs that are expensed as incurred and a substantial portion are incurred before, or soon after, the students begin their programs. Accordingly, as a result of Open Colleges’ enrollment growth, service model, and cost structure, Apollo Global’s operating results are negatively impacted in the near term.
Other
Other net revenue increased $0.8 million in fiscal year 2015 compared to the prior year primarily due to revenue from The Iron Yard, which we acquired in the fourth quarter of fiscal year 2015. Other operating losses increased $22.3 million in fiscal year 2015 compared to the prior year, which was principally attributable to an increase in restructuring charges.
Other net revenue decreased $7.7 million in fiscal year 2014 compared to the prior year primarily due to lower enrollment at Western International University. Other operating losses decreased $5.7 million in fiscal year 2014 compared to the prior year primarily due to reduced operating costs resulting from our restructuring activities. This was partially offset by $23.2 million of litigation credits recorded during fiscal year 2013, and $13.9 million of litigation charges recorded in fiscal year 2014.

Apollo Education Group, Inc. | 2015 Form 10-K | 62

Liquidity, Capital Resources, and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources at this time include investments associated with University of Phoenix’s initiatives to transform itself into a more focused, higher retaining and less complex institution, as discussed in the Overview of this MD&A, expansion of our global operations through acquisitions or other initiatives, investments in opportunities for targeted growth through new education offerings or programs, and share repurchases.
Although we currently have substantial available liquidity, our ability to deploy available liquidity is constrained by the requirement that we maintain a U.S. Department of Education financial responsibility composite score of at least 1.5. If our future cash flows or profitability continue to decline, or we anticipate that either may continue to decline, this constraint will become more significant. Furthermore, access to the credit markets and other sources of liquidity, including utilization of our Revolving Credit Facility described below, may be adversely affected if we experience regulatory compliance challenges, including but not limited to, maintaining the necessary financial responsibility composite score, reduced availability of Title IV program funding, or other adverse effects on our business from regulatory or legislative changes. Additionally, we believe that due to recent developments in the proprietary education sector, capital has become generally less accessible to, and more expensive for, proprietary education providers like us. For a detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate.
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic operations and placed with high-credit-quality financial institutions. The following provides a summary of these financial instruments as of the respective periods:

				% of Total Assets at August 31,
	August 31,		% Change
($ in thousands)	2015	2014		2015	2014
Cash and cash equivalents	$503,705	$1,228,813	(59.0)%	22.9%	39.7%
Restricted cash and cash equivalents	198,369	224,135	(11.5)%	9.0%	7.3%
Current marketable securities	194,676	187,472	3.8%	8.8%	6.1%
Noncurrent marketable securities	95,815	87,811	9.1%	4.3%	2.8%
Total	$992,565	$1,728,231	(42.6)%	45.0%	55.9%
Cash and cash equivalents (excluding restricted cash) decreased $725.1 million primarily due to:

•	$608.9 million of payments on borrowings (net of proceeds from borrowings);

•	$98.0 million for capital expenditures;

•	$51.5 million for the purchase of the noncontrolling interests in Open Colleges;

•	$44.7 million for share repurchases;

•	$34.5 million paid for contingent consideration associated with our Open Colleges acquisition, which includes $21.4 million and $13.1 million in financing and operating activities, respectively;

•	$31.7 million for our acquisitions of FAEL and The Iron Yard;

•	$20.0 million for purchases of marketable securities (net of maturities); and

•	$10.2 million of cash for Carnegie Learning that is included in assets of business held for sale at August 31, 2015.
The above items were partially offset by $168.6 million of cash provided by operations, which was reduced by a portion of the contingent consideration payment as discussed above.
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of August 31, 2015, the unremitted earnings from these operations were not significant.
As of August 31, 2015, our cash and restricted cash equivalents included $107.4 million of money market funds that we measure at fair value. We determine fair value of these funds using a market approach with Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets. Our remaining cash and cash equivalents included in the above table approximate fair value because of the short-term nature of the financial instruments.
Our marketable securities, which principally include corporate bonds, tax-exempt municipal bonds, and time deposits, have original maturities to us greater than three months, and contractual maturities that will occur within three years. Our marketable securities are classified as available-for-sale and are measured at fair value. We determine the fair value of these investments

Apollo Education Group, Inc. | 2015 Form 10-K | 63

using a market approach with Level 2 observable inputs including quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active. Refer to Note 5, Financial Instruments, in Item 8, Financial Statements and Supplementary Data.
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
As of August 31, 2015, we had approximately $41 million of outstanding letters of credit and no outstanding borrowings under the Revolving Credit Facility. As of August 31, 2014, we had $585.0 million of outstanding borrowings and approximately $24 million of outstanding letters of credit under the Revolving Credit Facility.
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
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at August 31, 2015 and 2014.
Other debt principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at August 31, 2015 and 2014 was 5.6% and 5.8%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.
Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Net income	$24,295	$204,798	$248,965
Non-cash items	287,385	241,109	336,136
Changes in assets and liabilities, excluding the impact of acquisitions and disposition	(143,098)	(70,000)	(107,053)
Net cash provided by operating activities	$168,582	$375,907	$478,048
Fiscal Year 2015 - Our non-cash items primarily consisted of $132.0 million of depreciation and amortization, a $59.2 million provision for uncollectible accounts receivable, $38.7 million of share-based compensation, $29.9 million of losses on asset dispositions and impairment charges, and $22.7 million of restructuring accelerated depreciation and impairments. The changes in assets and liabilities primarily consisted of the following:

•
A $79.0 million decrease in accrued and other liabilities principally attributable to the payment of accrued bonus, a decrease in our restructuring liabilities, and the Open Colleges contingent consideration payment discussed above;

•	A $74.5 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable; and

•
A $32.3 million decrease in student deposits principally due to the enrollment decline at University of Phoenix, which was partially offset by a corresponding decrease in restricted cash and cash equivalents at University of Phoenix.

We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of August 31, 2015 and 2014, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 21 days.

Apollo Education Group, Inc. | 2015 Form 10-K | 64

Fiscal Year 2014 - Our non-cash items primarily consisted of $150.6 million of depreciation and amortization, a $53.8 million provision for uncollectible accounts receivable, and $42.8 million of share-based compensation. These items were partially offset by $13.9 million of deferred income taxes. The changes in assets and liabilities primarily consisted of the following:

•	A $61.4 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable; and

•	A $30.7 million decrease in student deposits principally due to the enrollment decline at University of Phoenix.
The above changes were partially offset by a $37.2 million decrease in restricted cash and cash equivalents primarily due to the enrollment decline at University of Phoenix.
Fiscal Year 2013 - Our non-cash items primarily consisted of $161.7 million of depreciation and amortization, an $83.8 million provision for uncollectible accounts receivable, $62.3 million of restructuring accelerated depreciation and impairments, and $49.5 million of share-based compensation. These items were partially offset by $29.5 million of deferred income taxes. The changes in assets and liabilities primarily consisted of the following:

•	A $103.4 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable; and

•	Decreases in student deposits and deferred revenue of $52.6 million and $39.1 million, respectively, principally attributable to the enrollment decline at University of Phoenix.
The above changes were partially offset by a $59.2 million decrease in restricted cash and cash equivalents primarily due to the enrollment decline at University of Phoenix, and a $54.1 million increase in accrued and other liabilities principally attributable to an increase in our restructuring liabilities.
Investing Activities
The following provides a summary of our investing cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Capital expenditures	$(97,961)	$(100,666)	$(119,348)
Acquisitions, net of cash acquired	(31,705)	(119,454)	—
Purchases of marketable securities, net	(20,007)	(130,803)	(143,804)
Other	(4,628)	606	(1,500)
Net cash used in investing activities	$(154,301)	$(350,317)	$(264,652)
Fiscal Year 2015 - Cash used in investing activities primarily consisted of $98.0 million used for capital expenditures, $31.7 million used to acquire FAEL and The Iron Yard, and $20.0 million of marketable securities purchases (net of maturities).
Based on our current operating plans, we expect our fiscal year 2016 capital expenditures to be flat to modestly higher compared to fiscal year 2015.
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

Apollo Education Group, Inc. | 2015 Form 10-K | 65

Financing Activities
The following provides a summary of our financing cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Payments on borrowings, net	$(608,935)	$(36,691)	$(26,151)
Purchase of noncontrolling interests	(51,485)	(893)	(42,500)
Share repurchases	(44,723)	(172,709)	(9,537)
Payment for contingent consideration	(21,371)	—	—
Share reissuances	1,538	1,793	3,867
Other	236	(2,858)	17
Net cash used in financing activities	$(724,740)	$(211,358)	$(74,304)
Fiscal Year 2015 - Cash used in financing activities primarily consisted of the following:

•	$608.9 million used for payments on borrowings (net of proceeds from borrowings);

•	$51.5 million for the purchase of the noncontrolling interests in Open Colleges;

•
$44.7 million used for share repurchases, which consists of $38.1 million used to repurchase 1.4 million shares at a weighted average purchase price of $26.45 per share, and additional repurchases related to tax withholding requirements on share-based awards; and

•	$21.4 million representing the financing portion of our Open Colleges contingent consideration payment discussed above.
As of August 31, 2015, we had $52.2 million available under our share repurchase authorization. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
Fiscal Year 2014 - Cash used in financing activities primarily consisted of $172.7 million used for share repurchases and $36.7 million used for payments on borrowings (net of proceeds from borrowings). Share repurchases consisted of $159.7 million used to repurchase 5.4 million shares at a weighted average purchase price of $29.78 per share, and additional repurchases related to tax withholding requirements on share-based awards.
Fiscal Year 2013 - Cash used in financing activities primarily consisted of $42.5 million used for the purchase of the noncontrolling interest in Apollo Global, $26.2 million used for payments on borrowings (net of proceeds from borrowings), and $9.5 million used for share repurchases related to tax withholding requirements on share-based awards.

Apollo Education Group, Inc. | 2015 Form 10-K | 66

Contractual Obligations and Other Commercial Commitments
The following summarizes our contractual obligations and other commercial commitments as of August 31, 2015:

	Payments Due by Fiscal Year
($ in thousands)	2016	2017-2018	2019-2020	Thereafter	Total
Debt(1)	$4,656	$18,199	$7,129	$2,563	$32,547
Operating lease obligations	151,129	234,799	137,825	270,197	793,950
Capital lease obligations	11,019	5,567	1,034	542	18,162
Stadium naming rights(2)	7,559	15,804	16,767	53,951	94,081
Uncertain tax positions(3)	10,594	—	—	3,371	13,965
Other obligations(4)	43,332	38,829	7,830	2,229	92,220
Total	$228,289	$313,198	$170,585	$332,853	$1,044,925
(1) Amounts include expected future interest payments.
(2) Represents an agreement for naming rights to the Glendale, Arizona Sports Complex until 2026.
(3) Represents our liability for unrecognized tax positions, including interest and penalties, with the fiscal year 2016 amount representing the portion we have classified as a current liability as of August 31, 2015. However, we are uncertain as to if or when such amounts may be settled. Refer to Note 12, Income Taxes, in Item 8, Financial Statements and Supplementary Data.
(4) Represents obligations to purchase goods and services that are enforceable and legally binding and principally includes amounts relating to information technology, administration services, and marketing.
In addition to the commitments included in the above table, we have contingent consideration and redeemable noncontrolling interests associated with our acquisitions and other transactions. Refer to Note 9, Fair Value Measurements, and Note 13, Shareholders’ Equity and Redeemable Noncontrolling Interests, in Item 8, Financial Statements and Supplementary Data.
We have no other material commercial commitments not described above.
Off-Balance Sheet Arrangements
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid. As of August 31, 2015, the face amount of these surety bonds was approximately $8 million. We also had approximately $41 million of outstanding letters of credit as of August 31, 2015, which principally support certain guarantees provided by our subsidiaries as part of our normal operations for which fair value is not material.
Certain other off-balance sheet obligations, such as operating leases, are included in the Contractual Obligations and Other Commercial Commitments table above.

Apollo Education Group, Inc. | 2015 Form 10-K | 67

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to economic risk from inflation, foreign currency exchange rates, and interest rates.
Inflation
Inflation has not had a significant impact on our historical operations.
Foreign Currency Exchange Risk
The substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, because a significant portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, which include the British pound, Australian dollar, South African rand, Brazilian real and Mexican peso.
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

In fiscal year 2015, we recorded $59.5 million of net foreign currency translation losses that are included in other comprehensive (loss) income. These losses are primarily the result of the general strengthening of the U.S. dollar relative to other currencies. The following outlines our net asset exposure by foreign currency (defined as foreign currency assets less foreign currency liabilities and excluding intercompany balances) denominated in U.S. dollars for foreign currencies in which we have significant assets and/or liabilities as of August 31:

($ in thousands)	2015	2014
Australian dollar	$104,780	$124,262
British pound	92,491	102,909
South African rand	24,679	29,629
Brazilian real	24,262	—
Mexican peso	16,129	23,172
During fiscal years 2015, 2014 and 2013, we recorded net foreign currency related losses on our Consolidated Statements of Income of $2.4 million, $1.0 million and $0.2 million, respectively. We generally have not used derivative contracts to hedge foreign currency exchange rate fluctuations.

Apollo Education Group, Inc. | 2015 Form 10-K | 68

Interest Rate Risk
Our interest income and interest expense is sensitive to fluctuations in interest rates in the U.S. and certain international countries. Changes in interest rates affect the interest earned on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities, and the cost associated with our debt.
Interest Income
As of August 31, 2015, we had approximately $1.0 billion of cash and cash equivalents, restricted cash and cash equivalents, and current and noncurrent marketable securities. During fiscal year 2015, our interest rate yields were less than 1%, and we earned interest income of $3.1 million. A reduction in interest rates would not have a material impact on our interest income.
Interest Expense
We have exposure to changing interest rates primarily associated with our variable rate debt. As of August 31, 2015, we had $45.6 million of outstanding debt that matures as follows:

($ in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Fixed-rate debt(1)	$13,033	$6,236	$4,047	$3,920	$2,996	$2,863	$33,095
Variable-rate debt(1)	1,047	11,069	208	227	—	—	12,551
Total	$14,080	$17,305	$4,255	$4,147	$2,996	$2,863	$45,646
(1) The weighted-average interest rates on our fixed-rate and variable-rate debt at August 31, 2015 were 5.6% and 4.6%, respectively.

Apollo Education Group, Inc. | 2015 Form 10-K | 69

Item 8. Financial Statements and Supplementary Data

Apollo Education Group, Inc. | 2015 Form 10-K | 70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Education Group, Inc. and Subsidiaries
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Apollo Education Group, Inc. and subsidiaries (the “Company”) as of August 31, 2015 and 2014, and the related consolidated statements of income, comprehensive (loss) income, shareholders’ equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended August 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apollo Education Group, Inc. and subsidiaries as of August 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 22, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 22, 2015

Apollo Education Group, Inc. | 2015 Form 10-K | 71

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of August 31,
(In thousands)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$503,705	$1,228,813
Restricted cash and cash equivalents	198,369	224,135
Marketable securities	194,676	187,472
Accounts receivable, net	198,459	225,398
Prepaid taxes	38,371	34,006
Deferred taxes	68,475	83,871
Other current assets	48,823	58,855
Assets of business held for sale	40,897	—
Total current assets	1,291,775	2,042,550
Marketable securities	95,815	87,811
Property and equipment, net	370,281	435,733
Goodwill	247,190	259,901
Intangible assets, net	143,244	189,365
Deferred taxes	27,361	37,335
Other assets	29,129	40,240
Total assets	$2,204,795	$3,092,935
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$14,080	$609,506
Accounts payable	64,100	63,907
Student deposits	245,470	280,562
Deferred revenue	186,950	225,818
Accrued and other current liabilities	280,847	363,607
Liabilities of business held for sale	40,897	—
Total current liabilities	832,344	1,543,400
Long-term debt	31,566	47,590
Deferred taxes	11,460	22,674
Other long-term liabilities	172,452	233,942
Total liabilities	1,047,822	1,847,606
Commitments and contingencies
Redeemable noncontrolling interests	11,915	64,527
Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized; none issued	—	—
Apollo Class A nonvoting common stock, no par value, 400,000 shares authorized; 188,007 issued as of August 31, 2015 and 2014, and 107,925 and 108,422 outstanding as of August 31, 2015 and 2014, respectively	103	103
Apollo Class B voting common stock, no par value, 3,000 shares authorized; 475 issued and outstanding as of August 31, 2015 and 2014	1	1
Additional paid-in capital	—	—
Apollo Class A treasury stock, at cost, 80,082 and 79,585 shares as of August 31, 2015 and 2014, respectively	(3,928,419)	(3,936,607)
Retained earnings	5,153,452	5,143,949
Accumulated other comprehensive loss	(80,579)	(27,320)
Total Apollo shareholders’ equity	1,144,558	1,180,126
Noncontrolling interests	500	676
Total equity	1,145,058	1,180,802
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,204,795	$3,092,935
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | 2015 Form 10-K | 72

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,
(In thousands, except per share data)	2015	2014	2013
Net revenue	$2,566,277	$2,996,865	$3,613,851
Costs and expenses:
Instructional and student advisory	1,207,535	1,283,194	1,543,482
Marketing	487,759	545,596	629,938
Admissions advisory	209,768	215,196	253,319
General and administrative	273,662	286,206	325,135
Depreciation and amortization	125,303	138,810	149,778
Provision for uncollectible accounts receivable	59,205	53,819	83,798
Restructuring and impairment charges	81,800	85,343	197,022
Acquisition and other related costs	6,201	19,837	—
Litigation charges (credits)	100	13,900	(24,600)
Total costs and expenses	2,451,333	2,641,901	3,157,872
Operating income	114,944	354,964	455,979
Interest income	3,050	2,230	1,913
Interest expense	(6,595)	(7,914)	(8,745)
Other (loss) income, net	(5,756)	(560)	2,405
Income from continuing operations before income taxes	105,643	348,720	451,552
Provision for income taxes	(58,163)	(127,290)	(184,075)
Income from continuing operations	47,480	221,430	267,477
Loss from discontinued operations, net of tax	(23,185)	(16,632)	(18,512)
Net income	24,295	204,798	248,965
Net loss (income) attributable to noncontrolling interests	5,460	4,506	(439)
Net income attributable to Apollo	$29,755	$209,304	$248,526
Earnings (loss) per share - Basic:
Continuing operations attributable to Apollo	$0.49	$2.03	$2.37
Discontinued operations attributable to Apollo	(0.21)	(0.15)	(0.17)
Basic income per share attributable to Apollo	$0.28	$1.88	$2.20
Earnings (loss) per share - Diluted:
Continuing operations attributable to Apollo	$0.49	$2.01	$2.36
Discontinued operations attributable to Apollo	(0.22)	(0.15)	(0.17)
Diluted income per share attributable to Apollo	$0.27	$1.86	$2.19
Basic weighted average shares outstanding	108,092	111,354	112,712
Diluted weighted average shares outstanding	109,038	112,610	113,285
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | 2015 Form 10-K | 73

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Net income	$24,295	$204,798	$248,965
Other comprehensive (loss) income (net of tax):
Currency translation (loss) gain(1)	(59,512)	11,652	(2,545)
Change in fair value of available-for-sale securities(1)	247	130	—
Comprehensive (loss) income	(34,970)	216,580	246,420
Comprehensive loss attributable to noncontrolling interests	19,104	1,967	463
Comprehensive (loss) income attributable to Apollo	$(15,866)	$218,547	$246,883
(1) The tax effect on each component of other comprehensive (loss) income during fiscal years 2015, 2014 and 2013 is not significant.
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | 2015 Form 10-K | 74

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

	Common Stock				Additional Paid-in Capital	Apollo Class A Treasury Stock			Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Noncontrolling Interests (Deficit)
	Class A Nonvoting		Class B Voting					Retained Earnings				Total Equity	Redeemable Noncontrolling Interests
(In thousands)	Shares	Stated Value	Shares	Stated Value		Shares	Cost
Balance as of August 31, 2012	188,007	$103	475	$1	$93,770	76,239	$(3,878,612)	$4,743,150	$(30,034)	$928,378	$(4,055)	$924,323	$—
Share repurchases	—	—	—	—	—	475	(9,537)	—	—	(9,537)	—	(9,537)	—
Share reissuances	—	—	—	—	(46,663)	(1,532)	63,391	(12,861)	—	3,867	—	3,867	—
Net tax effect for stock incentive plans	—	—	—	—	(48,026)	—	—	—	—	(48,026)	—	(48,026)	—
Share-based compensation	—	—	—	—	49,462	—	—	—	—	49,462	—	49,462	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(1,643)	(1,643)	(902)	(2,545)	—
Purchase of noncontrolling interests	—	—	—	—	(48,543)	—	—	—	(4,886)	(53,429)	4,929	(48,500)	—
Net income	—	—	—	—	—	—	—	248,526	—	248,526	439	248,965	—
Balance as of August 31, 2013	188,007	$103	475	$1	$—	75,182	$(3,824,758)	$4,978,815	$(36,563)	$1,117,598	$411	$1,118,009	$—
Share repurchases	—	—	—	—	—	5,834	(172,709)	—	—	(172,709)	—	(172,709)	—
Share reissuances	—	—	—	—	(28,683)	(1,431)	60,860	(30,384)	—	1,793	—	1,793	—
Net tax effect for stock incentive plans	—	—	—	—	(14,136)	—	—	—	—	(14,136)	—	(14,136)	—
Share-based compensation	—	—	—	—	42,819	—	—	—	—	42,819	—	42,819	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	9,113	9,113	106	9,219	2,433
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	130	130	—	130	—
Acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	53,866
Redemption value adjustments	—	—	—	—	—	—	—	(13,786)	—	(13,786)	—	(13,786)	13,786
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(893)	(893)	—
Net income (loss)	—	—	—	—	—	—	—	209,304	—	209,304	1,052	210,356	(5,558)
Balance as of August 31, 2014	188,007	$103	475	$1	$—	79,585	$(3,936,607)	$5,143,949	$(27,320)	$1,180,126	$676	$1,180,802	$64,527
Share repurchases	—	—	—	—	—	1,871	(44,723)	—	—	(44,723)	—	(44,723)	—
Share reissuances	—	—	—	—	(35,585)	(1,374)	52,911	(15,788)	—	1,538	—	1,538	—
Net tax effect for stock incentive plans	—	—	—	—	(12,386)	—	—	—	—	(12,386)	—	(12,386)	—
Share-based compensation	—	—	—	—	38,669	—	—	—	—	38,669	—	38,669	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(45,868)	(45,868)	(333)	(46,201)	(13,311)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	247	247	—	247	—
Acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	13,337
Redemption value adjustments	—	—	—	—	—	—	—	(4,464)	—	(4,464)	—	(4,464)	4,464
Purchase of noncontrolling interests	—	—	—	—	7,638	—	—	—	(7,638)	—	—	—	(51,485)
Net income (loss)	—	—	—	—	—	—	—	29,755	—	29,755	157	29,912	(5,617)
Other	—	—	—	—	1,664	—	—	—	—	1,664	—	1,664	—
Balance as of August 31, 2015	188,007	$103	475	$1	$—	80,082	$(3,928,419)	$5,153,452	$(80,579)	$1,144,558	$500	$1,145,058	$11,915
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | 2015 Form 10-K | 75

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Operating activities:
Net income	$24,295	$204,798	$248,965
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	38,669	42,819	49,462
Excess tax benefits from share-based compensation	(236)	(1,285)	(17)
Depreciation and amortization	132,012	150,575	161,733
Accelerated depreciation and impairments included in restructuring	22,697	7,580	62,267
Loss on asset dispositions and impairment charges	29,897	556	8,190
Non-cash foreign currency loss, net	2,389	957	220
Provision for uncollectible accounts receivable	59,205	53,819	83,798
Deferred income taxes	2,752	(13,912)	(29,517)
Changes in assets and liabilities, excluding the impact of acquisitions and disposition:
Restricted cash and cash equivalents	25,150	37,233	59,160
Accounts receivable	(74,475)	(61,435)	(103,369)
Prepaid taxes	(4,352)	(2,890)	(3,985)
Other assets	12,866	6,072	(19,514)
Accounts payable	1,994	(11,950)	(1,775)
Student deposits	(32,298)	(30,738)	(52,587)
Deferred revenue	6,985	657	(39,091)
Accrued and other liabilities	(78,968)	(6,949)	54,108
Net cash provided by operating activities	168,582	375,907	478,048
Investing activities:
Purchases of property and equipment	(97,961)	(100,666)	(119,348)
Purchases of marketable securities	(232,700)	(319,079)	(208,878)
Maturities and sales of marketable securities	212,693	188,276	65,074
Acquisitions, net of cash acquired	(31,705)	(119,454)	—
Other investing activities	(4,628)	606	(1,500)
Net cash used in investing activities	(154,301)	(350,317)	(264,652)
Financing activities:
Payments on borrowings	(614,735)	(627,822)	(636,387)
Proceeds from borrowings	5,800	591,131	610,236
Share repurchases	(44,723)	(172,709)	(9,537)
Share reissuances	1,538	1,793	3,867
Purchase of noncontrolling interests	(51,485)	(893)	(42,500)
Excess tax benefits from share-based compensation	236	1,285	17
Payment for contingent consideration	(21,371)	—	—
Other financing activities	—	(4,143)	—
Net cash used in financing activities	(724,740)	(211,358)	(74,304)
Exchange rate effect on cash and cash equivalents	(4,429)	96	(982)
Net (decrease) increase in cash and cash equivalents	(714,888)	(185,672)	138,110
Cash and cash equivalents, beginning of year	1,228,813	1,414,485	1,276,375
Cash and cash equivalents and cash of business held for sale, end of year	513,925	1,228,813	1,414,485
Less cash of business held for sale	(10,220)	—	—
Cash and cash equivalents, end of year	$503,705	$1,228,813	$1,414,485
Supplemental disclosure of cash flow and non-cash information:
Cash paid for income taxes, net of refunds	$47,836	$161,163	$201,055
Cash paid for interest	6,674	7,657	7,869
Restricted stock units vested and released	19,570	37,430	27,054
Credits received for tenant improvements	—	1,131	6,049
Capital lease additions	—	—	3,500
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | 2015 Form 10-K | 76

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Apollo Education Group, Inc. | 2015 Form 10-K | 77

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Significant Accounting Policies
Apollo Education Group, Inc. is one of the world’s largest private education providers, serving students since 1973. We offer undergraduate, graduate, certificate and nondegree educational programs and services, online and on-campus, principally to working learners in the U.S. and abroad. Refer to Note 18, Segment Reporting, for further information regarding our institutions and operating segments.
Our fiscal year is from September 1 to August 31.
Basis of Presentation
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Use of Estimates
The preparation of these consolidated financial statements in accordance with GAAP requires management to make certain estimates, assumptions and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Although we believe our estimates, assumptions and judgments are reasonable, actual results may differ materially from our estimates under different assumptions, judgments or conditions.
Principles of Consolidation
The consolidated financial statements include the assets, liabilities, revenues and expenses of Apollo Education Group, Inc., our wholly-owned subsidiaries, and other subsidiaries that we control. We eliminate intercompany transactions and balances in consolidation.
We record noncontrolling interests in our consolidated financial statements to recognize the noncontrolling ownership interest in our consolidated subsidiaries. We allocate a portion of the net income (loss) of such subsidiaries to our noncontrolling interests generally based on the respective noncontrolling shareholder’s ownership interest in the consolidated subsidiary. Depending on the nature of the noncontrolling interest and the associated rights of the noncontrolling shareholders, we present noncontrolling interests either as a component of equity or separately as redeemable noncontrolling interests on our Consolidated Balance Sheets.
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
Revenue Recognition
Substantially all of our net revenue is composed of tuition and fees from educational programs that range in length from one-day seminars to degree and nondegree programs lasting multiple years. University of Phoenix represents the substantial majority of our total consolidated net revenue, and substantially all of the University’s net revenue is generated from degree programs. University of Phoenix students fund their education through loans and/or grants from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”), military benefit programs, tuition assistance from their employers, or personal funds.
Our net revenue generally varies from period to period based on several factors, including the aggregate number of students attending educational programs, the number of programs or classes held during the period, and the tuition price per program. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, our fee or price to the customer is fixed or determinable, and collectibility is reasonably assured. The following summarizes the components of our net revenue, which are generally consistent on a percentage basis for all periods presented:

•
Tuition and educational services represents approximately 92% of our gross consolidated revenue, and encompasses all educational delivery modes (i.e., online, on-ground, etc.). We recognize tuition and educational services revenue over the period of instruction as services are delivered to students, which may vary depending on the program structure. Tuition benefits for our employees and their eligible dependents are included in tuition and educational services revenue and instructional and student advisory expenses, and were $24.2 million, $32.3 million and $53.4 million during fiscal years 2015, 2014 and 2013, respectively.

Apollo Education Group, Inc. | 2015 Form 10-K | 78

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under University of Phoenix’s non-term academic delivery model, students generally enroll in a program of study encompassing a series of five- to nine-week courses taken consecutively over the length of the program. Students are billed separately for each course when the student first attends a course, resulting in the recording of a receivable from the student and deferred revenue in the amount of the billing. The University generally recognizes revenue evenly over the period of instruction (e.g., five weeks for a five-week course) as services are delivered to the student. For students who participate in the University’s risk-free, three-week program during their first credit-bearing course, the University does not recognize revenue for the risk-free period until students decide to continue beyond the risk-free period, which is when the tuition and fees become fixed and determinable.
University of Phoenix’s refund policy permits students who attend 60% or less of a course to be eligible for a refund for the portion of the course they did not attend. Accordingly, the University ceases revenue recognition for the remainder of a course if a student withdraws prior to the tuition refund period elapsing, and refunds result in a reduction of deferred revenue in the period that a student withdraws. This refund policy applies to students in most, but not all states, as some states require different policies. Additionally, the University reassesses collectibility throughout the period revenue is recognized when there are changes in facts or circumstances that indicate collectibility is no longer reasonably assured, including when the University determines that a student has withdrawn.
Tuition revenue for our Apollo Global operations is generally recognized over the length of the course and/or program. However, we recognize revenue associated with Open Colleges’ educational offerings over the shorter of the contractual period that students are provided access to complete their online, asynchronous program or the period of time it takes students to complete their program. As a result, revenue recognition for Open Colleges’ educational offerings generally extends beyond one year.

•
Educational materials represents approximately 8% of our gross consolidated revenue, and encompasses online course materials delivered to students over the period of instruction, and various textbooks and other learning materials. We recognize revenue associated with online materials over the period of the related course to correspond with delivery of the materials to students. We recognize revenue for other educational materials when they have been delivered to and accepted by students or other customers.

•	Other represents less than 1% of our gross consolidated revenue, and includes fees students pay when submitting an enrollment application and non-tuition revenues such as renting classroom space.

•
Discounts represent institutional scholarships, grants and promotions. This includes reductions in charges for tuition or other fees from our standard rates typically provided to military, corporate and other employer students. Discounts are generally recognized over the period of instruction in the same manner as the related revenue to which the discount relates.

University of Phoenix offers scholarship programs designed to improve the value proposition for students by providing the opportunity to earn increased tuition discounts as they progress in their programs. We estimate the amount of these future discounts based on our historical experience with student persistence and recognize the associated amount either over the period the discount is earned by the student or when the student is no longer eligible, as applicable. We routinely evaluate our estimation methodology for these programs and modify them as necessary.
Sales and other indirect tax collected from students is excluded from net revenue. Collected but unremitted sales and other indirect tax is included as a liability on our Consolidated Balance Sheets and is not material to our consolidated financial statements.
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

Apollo Education Group, Inc. | 2015 Form 10-K | 79

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimate our allowance for doubtful accounts for University of Phoenix’s receivables by considering a number of factors that we believe impact whether receivables will become uncollectible based on our collections experience. These factors include, but are not limited to, the student’s academic performance and previous college experience, as well as other student characteristics such as credit hours earned and method of payment. We also monitor and consider external factors such as changes in the economic and regulatory environment.
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
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities to us of three months or less from the date we purchase the investment to be cash equivalents. Cash and cash equivalents generally include money market funds, bank overnight deposits and time deposits, which are all placed with high-credit-quality financial institutions in the U.S. and internationally. Only a negligible portion of these deposits are insured by the Federal Deposit Insurance Corporation. We have not experienced any losses on our cash and cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents primarily represents funds held for students for unbilled educational services that were received from Title IV program funds. As a trustee of these Title IV program funds, we are required to maintain and restrict these funds pursuant to the terms of our program participation agreement with the U.S. Department of Education. Restricted cash and cash equivalents are excluded from cash and cash equivalents on our Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Changes in restricted cash and cash equivalents that represent funds held for students as described above are included in cash flows from operating activities on our Consolidated Statements of Cash Flows because these restricted funds are a core activity of our operations. Our restricted cash and cash equivalents are primarily held in money market funds and bank overnight deposits.
Marketable Securities
We invest our excess cash in instruments that may include corporate bonds, tax-exempt municipal bonds, time deposits, commercial paper and other marketable securities. We present such instruments with original maturities to us greater than three months as marketable securities on our Consolidated Balance Sheets, and we classify our marketable securities as either current or noncurrent based on each instrument’s contractual maturity. Securities with maturities of twelve months or less are classified as current, and securities with maturities greater than twelve months are classified as noncurrent.
We determine the designation of our marketable securities at the time of purchase and reevaluate such designation at the end of each period. We designate and account for our marketable securities as available-for-sale. Available-for-sale securities are reported at fair value with changes in fair value reflected in shareholders’ equity as a component of accumulated other comprehensive loss. We determine any realized gains or losses on the sale of marketable securities using the specific identification method, and they are included in other (loss) income, net on our Consolidated Statements of Income. Refer to Note 5, Financial Instruments.
Property and Equipment, Net
Property and equipment is recorded at cost less accumulated depreciation. Property and equipment under capital leases, and the related obligation, is recorded at an amount equal to the present value of future minimum lease payments. Buildings, furniture, equipment, and software, including internally developed software, are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Capital leases, leasehold improvements and tenant improvement allowances are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the related assets. Construction in progress, excluding software, is recorded at cost until the corresponding asset is placed into service and depreciation begins. Software is recorded at cost and is amortized once the related asset is ready for its intended use. Maintenance and repairs are expensed as incurred.
We capitalize certain costs to internally develop software consisting primarily of the direct labor associated with creating the software. Capitalized costs are amortized using the straight-line method over the estimated lives of the software. Software development projects generally include three stages: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred). The costs we capitalize in the application development stage primarily include

Apollo Education Group, Inc. | 2015 Form 10-K | 80

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the costs of designing the application, coding, installation of hardware, and testing. Refer to Note 7, Property and Equipment, Net.
Business Combinations
We include the results of operations of businesses we acquire from the date of the respective acquisition. We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed at fair value. The excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed is recorded as goodwill. We expense transaction costs associated with business combinations as incurred.
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
Our intangibles principally consist of trademarks, regulatory accreditations and designations, and course curriculum. We assign indefinite lives to intangibles that we believe have the continued ability to generate cash flows indefinitely; have no legal, regulatory, contractual, economic or other factors limiting the useful life of the respective intangible; and we intend to renew the respective intangible, as applicable, and renewal can be accomplished at little cost.
Finite-lived intangibles are amortized on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the asset are expected to be consumed. The weighted average original useful life of our $39.9 million of finite-lived intangibles as of August 31, 2015 was 6.6 years.
We assess goodwill and indefinite-lived intangibles for impairment annually, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit or indefinite-lived intangible below its carrying amount. We perform our annual indefinite-lived intangibles impairment tests on the same dates that we perform our annual goodwill impairment tests for the respective reporting units. In performing our impairment tests, we first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible, as applicable, is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with the following quantitative impairment tests:

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

The process of evaluating goodwill and indefinite-lived intangibles for impairment is subjective and requires significant judgment at many points during the analysis. If we elect to perform an optional qualitative analysis, we consider many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the most recent fair value analysis for either the reporting unit or respective intangible.
When performing a quantitative goodwill or indefinite-lived intangibles impairment test, we generally determine fair value using an income-based approach, a market-based approach or a combination of both methods. The fair value determination consists primarily of using significant unobservable inputs (Level 3) under the fair value measurement standards.
We completed our fiscal year 2015 annual goodwill and indefinite-lived intangibles impairment tests and determined there was no impairment. If the critical assumptions used in our impairment testing for these assets deteriorate or are otherwise adversely impacted, a lower fair value estimate may result and the assets could be impaired in the future.
Refer to Note 8, Goodwill and Intangibles.

Apollo Education Group, Inc. | 2015 Form 10-K | 81

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Lived Asset Impairments
We evaluate the carrying amount of our other long-lived assets, including property and equipment and finite-lived intangibles, whenever changes in circumstances or events indicate that the carrying value of such assets may not be recoverable. If such circumstances or events occur, we assess recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the assets with their carrying value. If the carrying value of the assets exceeds the estimated undiscounted future cash flows expected to be generated by the assets, an impairment loss is recognized for the difference between the estimated fair value of the assets and their carrying value.
During fiscal year 2015, we recorded $9.9 million of long-lived asset impairment charges that are included in restructuring and impairment charges on our Consolidated Statements of Income. Additionally, we recorded long-lived asset impairments associated with Carnegie Learning, which is presented as held for sale as of August 31, 2015 and its operating results are included in discontinued operations for all periods presented. Refer to Note 2, Restructuring and Impairment Charges, and Note 3, Discontinued Operations.
As of August 31, 2015, we believe the carrying amounts of our remaining other long-lived assets are recoverable and no impairment exists. However, we are continuing to reduce costs to align with our lower enrollment and revenue, and changes to our business or other circumstances could lead to potential impairments in the future.
Leases
We enter into various lease agreements in conducting our business. We evaluate the lease agreement at the inception of the lease to determine whether it is an operating or capital lease. Additionally, our lease agreements may contain renewal options, tenant improvement allowances, rent holidays, and/or rent escalation clauses. When such items are included in a lease agreement, we record a deferred rent asset or liability on our Consolidated Balance Sheets and record the rent expense evenly over the term of the lease. Leasehold improvements are reflected under investing activities as purchases of property and equipment on our Consolidated Statements of Cash Flows. Credits received against rent for tenant improvement allowances are reflected as a component of non-cash investing activities on our Consolidated Statements of Cash Flows. For leases with renewal options, we generally record rent expense on a straight-line basis over the initial non-cancelable lease term (in instances where renewal is not reasonably assured). Refer to Note 16, Commitments and Contingencies.
We are also required to make additional payments under lease terms for taxes, insurance, and other operating expenses incurred during the lease period, which are expensed as incurred. Rental deposits are provided for lease agreements that specify payments in advance or deposits held in security that are refundable, less any damages at lease end.
Restructuring and Impairment Charges
Restructuring and impairment charges principally consist of non-cancelable lease obligations, severance and other employee separation costs, other related costs and certain long-lived asset impairments. We recognize restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Measuring fair value and recognizing the associated liabilities is subjective and requires significant judgment. For our non-cancelable lease obligations, we record the obligation when we terminate the contract in accordance with the contract terms or when we cease using the right conveyed by the contract. Our employee severance costs are expensed on the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed over the future service period.
We generally estimate the fair value of restructuring obligations using significant unobservable inputs (Level 3) based on the best available information. For non-cancelable lease obligations, the fair value estimate is based on the contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income. Our estimate of the amount and timing of sublease rental income considers subleases we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of sublease agreements.
Changes to restructuring obligations in periods subsequent to the initial fair value measurement are not measured at fair value. We record a cumulative adjustment resulting from changes in the estimated timing or amount of cash flows associated with restructuring obligations in the period of change using the same discount rate that was initially used to measure the obligation’s fair value. Changes in restructuring obligations resulting from the passage of time are recorded as accretion expense. Adjustments to restructuring obligations, including accretion expense, are included in restructuring and impairment charges on our Consolidated Statements of Income. Refer to Note 2, Restructuring and Impairment Charges.
Loss Contingencies
We are subject to various claims and contingencies that arise from time to time in the ordinary course of business, including

Apollo Education Group, Inc. | 2015 Form 10-K | 82

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Share-Based Compensation
Our outstanding share-based awards principally consist of restricted stock units, performance share awards and stock options, and restricted stock units represent the majority of our share-based compensation expense in recent years. We measure and recognize compensation expense for all share-based awards based on their estimated fair values on the grant date. We record compensation expense, net of estimated forfeitures, for all share-based awards over the requisite service period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with service and performance conditions.
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

	Year Ended August 31,
	2015	2014	2013
Weighted average fair value	$4.99	$10.24	$5.84
Expected volatility	46.9%	44.3%	44.4%
Expected term	4.5	4.5	3.4
Risk-free interest rate	1.5%	1.4%	0.7%
Dividend yield	0.0%	0.0%	0.0%
We estimate expected volatility based on a weighted average of our historical volatility and the implied volatility of long-lived call options. We estimate the expected term of our stock options based primarily on the vesting period of the awards and historical exercise behavior. For the risk-free interest rate, we use the U.S. constant maturity treasury rates interpolated between the years commensurate with the expected life assumptions. Our dividend yield assumption considers that we have not historically paid dividends and we do not expect to pay dividends in the foreseeable future.
Refer to Note 15, Stock and Savings Plans.
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

Apollo Education Group, Inc. | 2015 Form 10-K | 83

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized.
We have not provided deferred taxes on unremitted earnings attributable to international subsidiaries that have been considered permanently reinvested. As of August 31, 2015, the unremitted earnings from these operations were not significant.
We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. We classify interest and penalties accrued in connection with unrecognized tax benefits as income tax expense on our Consolidated Statements of Income. Our total unrecognized tax benefits, excluding interest and penalties, were $14.8 million and $18.4 million as of August 31, 2015 and 2014, respectively. Refer to Note 12, Income Taxes.
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
Foreign Currency Translation
We use the U.S. dollar as our reporting currency. The functional currency of our entities operating outside the U.S. is the currency of the primary economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated monthly at the average exchange rate for that period. The resulting translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are included in shareholders’ equity as a component of accumulated other comprehensive loss, noncontrolling interests or redeemable noncontrolling interests, as applicable. We report gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions in other (loss) income, net on our Consolidated Statements of Income. These items represented net losses of $2.4 million, $1.0 million and $0.2 million in fiscal years 2015, 2014 and 2013, respectively.

Apollo Education Group, Inc. | 2015 Form 10-K | 84

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value
The carrying amount of financial assets and financial liabilities reported on our Consolidated Balance Sheets, including accounts receivable and accounts payable, approximate fair value because of the short-term nature of these financial instruments.
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
Discontinued Operations
If we determine we will not have significant continuing involvement with components that are classified as held for sale or otherwise sold or disposed, the results of operations of these components are presented separately on our Consolidated Statements of Income as discontinued operations, net of tax, in the current and prior periods. The operating results of our discontinued operations only include revenues and costs directly attributable to discontinued operations.
As further discussed below in Recent Accounting Pronouncements, we adopted a new standard for accounting for discontinued operations on September 1, 2015.
Reclassifications
We reclassified prior periods on our Consolidated Statements of Income to conform to our current presentation as a result of our presentation of Carnegie Learning as discontinued operations. Refer to Note 3, Discontinued Operations.
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. If we do not early adopt ASU 2015-16, the standard will be effective for us on September 1, 2016. We are currently evaluating the impact the standard will have on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the new revenue recognition standard is effective for us on September 1, 2018 using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and the impact that the standard will have on our consolidated financial statements.

Apollo Education Group, Inc. | 2015 Form 10-K | 85

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. We adopted ASU 2014-08 on September 1, 2015 and will apply the new guidance to components that are determined to be held for sale or disposed, as applicable, after September 1, 2015.
Subsequent Event
On October 20, 2015, we entered into an agreement to acquire all of the outstanding shares of Career Partner GmbH, a provider of education and training programs in Germany, for an initial cash payment of €96 million (equivalent to approximately $109 million as of October 20, 2015), plus a contingent obligation calculated principally based on Career Partner’s operating results for calendar year 2016. The transaction is subject to various closing conditions, the satisfaction of which is uncertain at this time. If the closing conditions are satisfied, the transaction is expected to close during the second quarter of our fiscal year 2016.
Note 2. Restructuring and Impairment Charges
The following summarizes our restructuring and impairment charges for the respective periods:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Restructuring charges	$71,921	$85,343	$197,022
Property and equipment impairment	9,879	—	—
Restructuring and impairment charges	$81,800	$85,343	$197,022
The following summarizes the restructuring and impairment charges in our segment reporting format:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
University of Phoenix	$50,325	$61,899	$158,757
Apollo Global	585	6,091	6,053
Other	30,890	17,353	32,212
Restructuring and impairment charges	$81,800	$85,343	$197,022

Apollo Education Group, Inc. | 2015 Form 10-K | 86

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Charges
We began initiating restructuring activities in fiscal year 2011 to reengineer our business processes and educational delivery systems to improve the efficiency and effectiveness of our services to students. We have subsequently continued restructuring activities to further reduce costs to align with our lower enrollment and revenue.
The following details the changes in our restructuring liabilities during fiscal years 2015, 2014 and 2013:

	Lease and Related Costs, Net		Severance and Other Employee Separation Costs		Other Restructuring Related Costs		Total
($ in thousands)	2015 Restructuring	Prior Year Restructuring(1)	2015 Restructuring	Prior Year Restructuring(1)	2015 Restructuring	Prior Year Restructuring(1)
August 31, 2012	$—	$26,024	$—	$2,998	$—	$1,411	$30,433
Expense	—	137,263	—	32,690	—	27,069	197,022
Other(2)	—	(31,114)	—	(405)	—	(12,221)	(43,740)
Payments	—	(28,125)	—	(27,660)	—	(8,129)	(63,914)
August 31, 2013	—	104,048	—	7,623	—	8,130	119,801
Expense	—	47,279	—	33,215	—	4,849	85,343
Other(2)	—	(3,251)	—	(4,281)	—	—	(7,532)
Payments	—	(51,872)	—	(30,870)	—	(11,787)	(94,529)
August 31, 2014	—	96,204	—	5,687	—	1,192	103,083
Expense	1,022	35,018	28,628	1,355	5,135	763	71,921
Other(2)	(1,022)	(9,155)	(2,046)	—	(984)	—	(13,207)
Payments	—	(47,077)	(18,372)	(7,042)	(4,061)	(1,955)	(78,507)
August 31, 2015(3)	$—	$74,990	$8,210	$—	$90	$—	$83,290
(1) We have incurred $381 million of cumulative costs associated with restructuring activities initiated prior to fiscal year 2015 as of August 31, 2015, which includes lease exit, employee separation, and other related costs of $255 million, $84 million and $42 million, respectively. These cumulative costs have been reflected in our segment reporting as follows: $299 million in University of Phoenix, $18 million in Apollo Global, and $64 million in Other.
(2) Other primarily represents $12.8 million, $7.6 million and $50.1 million of accelerated depreciation in fiscal years 2015, 2014 and 2013, respectively. Other also includes share-based compensation and adjustments to certain lease related liabilities such as deferred rent.
(3) The gross, undiscounted obligation associated with our restructuring liabilities as of August 31, 2015 was approximately $147 million, which principally represents lease costs for non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.
Prior Year Restructuring
Our restructuring activities initiated prior to fiscal year 2015 principally include rationalizing our administrative real estate facilities, closing 115 University of Phoenix ground locations, and workforce reductions. As of August 31, 2015, University of Phoenix has closed the substantial majority of the total square feet included in these prior year plans and has recorded approximately $177.6 million of initial aggregate charges representing the estimated fair value of future contractual operating lease obligations. These charges were recorded in the periods we ceased using the respective facilities. We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates, which have ranged between 3%-6% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. As of August 31, 2015, we have recorded adjustments to our initial lease obligation liabilities for interest accretion and immaterial adjustments for changes in estimated sublease income.

Apollo Education Group, Inc. | 2015 Form 10-K | 87

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease and related costs, net also includes accelerated depreciation associated with revising the useful lives of the fixed assets at the facilities we are closing through their expected closure dates. Prior to revising the useful lives, we perform a recoverability analysis for the facilities’ fixed assets by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on such analyses, we have not recorded material impairment charges associated with the facilities we are closing.
We have implemented workforce reductions and expense such costs on the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed over the future service period. Many of the employees at ground locations we are closing continue to provide services until we complete the respective teach-out obligations. For workforce reductions initiated prior to fiscal year 2015, we have incurred $1.4 million, $33.2 million, and $32.7 million of severance and other employee separation costs in fiscal years 2015, 2014 and 2013, respectively.
Under prior year plans, we do not expect to incur material charges for the remaining ground location closures and associated space to be vacated. However, we will continue to incur interest accretion associated with the lease obligations, and we may record additional adjustments associated with estimated lease obligations in future periods.
2015 Restructuring
We incurred $34.8 million of expense for new restructuring activities initiated during fiscal year 2015. The substantial majority of the expense represents severance and other employee separation costs associated with the elimination of approximately 1,500 positions.
During the fourth quarter of fiscal year 2015, University of Phoenix announced its plan to transform itself into a more focused, higher retaining and less complex institution. As part of this plan, the University approved the closure of 24 additional ground locations. We will incur lease obligation charges associated with these locations after we complete teach-out obligations and cease use of the respective facilities. As of August 31, 2015, our remaining lease obligations for these ground locations was approximately $43 million.
We intend to further reduce costs to align with our lower enrollment and revenue, and expect to incur material charges associated with other future restructuring activities. These efforts include University of Phoenix continuing to actively evaluate the extent, functionality and location of its ground facilities, and the closure of additional facilities in the future, including those discussed above.
Impairment Charges
Based on developments and trends at University of Phoenix during fiscal year 2015, we evaluated the property and equipment at University of Phoenix’s remaining ground locations that the University plans to continue to operate for recoverability. Accordingly, we compared the estimated undiscounted cash flows of the locations over the remaining useful lives of their fixed assets to the carrying amount of their fixed assets. Based on our analysis and the nature of the associated assets, we recorded $6.0 million of impairment charges during fiscal year 2015 representing the remaining carrying amount of the assets. We also recorded $3.9 million of other long-lived asset impairments in fiscal year 2015 that resulted primarily from our abandonment of certain software.
As of August 31, 2015, we believe the carrying amounts of our remaining other long-lived assets are recoverable and no impairment exists. However, changes to our business or other circumstances could lead to potential impairments in the future.
Note 3. Discontinued Operations
During the fourth quarter of fiscal year 2015, we committed to a plan to sell Carnegie Learning as we determined the business was no longer consistent with our long-term strategic objectives due to its operating losses and our focus on the postsecondary market. We are actively marketing Carnegie Learning, and believe it is probable that it will be sold within a year and we do not expect to have significant continuing involvement with the disposal group after it is sold. Accordingly, we began presenting Carnegie Learning’s assets and liabilities as held for sale on our Consolidated Balance Sheets as of August 31, 2015, and Carnegie Learning’s operating results are presented as discontinued operations on our Consolidated Statements of Income for all periods presented. As discussed further in Note 18, Segment Reporting, Carnegie Learning’s operating results were previously included in Other in our segment reporting, and certain additional Carnegie Learning expenses associated with University of Phoenix’s use of Carnegie Learning technology were included in our University of Phoenix reportable segment.
As a result of the classification as held for sale, we recorded a $13.6 million charge to reduce the Carnegie Learning disposal group’s carrying value to its estimated fair value, less costs to sell. Our estimate of the fair value of the Carnegie Learning disposal group was nominal based on the indications of interest we have received from potential buyers. This charge is included in loss from discontinued operations, net of tax on our Consolidated Statements of Income.

Apollo Education Group, Inc. | 2015 Form 10-K | 88

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major components of Carnegie Learning’s assets and liabilities, which are presented separately as held for sale on our Consolidated Balance Sheets as of August 31, 2015, are as follows. For comparability purposes, we have also presented Carnegie Learning’s assets and liabilities as of August 31, 2014, which are included in the respective financial statement line items.

	As of August 31,
($ in thousands)	2015	2014
Cash	$10,220	$10,440
Accounts receivable, net	10,327	12,429
Property and equipment, net	15,912	10,719
Intangible assets, net	14,100	32,127
Other	3,972	5,462
Allowance for reduction of assets of business held for sale	(13,634)	—
Total assets	$40,897	$71,177

Deferred revenue	$35,602	$32,195
Other	5,295	16,888
Total liabilities	$40,897	$49,083
During fiscal year 2014, we sold the assets of our subsidiary Institute for Professional Development (“IPD”) for $4 million. IPD had insignificant assets and liabilities as of the date of sale and as a result, we realized an immaterial gain on sale. We sold IPD because its business was no longer consistent with our long-term strategic objectives due to recent operating losses and limitations on our ability to further develop and expand the domestic business. We do not have significant continuing involvement with IPD after the sale and, accordingly, IPD’s operating results are presented as discontinued operations on our Consolidated Statements of Income. IPD was previously included in Other in our segment reporting.
The following summarizes the operating results of our discontinued operations for the respective periods, which are presented in loss from discontinued operations, net of tax on our Consolidated Statements of Income:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Net revenue	$25,063	$50,214	$67,459
Gain on sale	—	809	—
Loss for allowance for reduction of assets of business held for sale	(13,634)	—	—
Intangibles impairment(1)	(12,999)	—	—
Other costs and expenses	(34,459)	(78,456)	(96,022)
Loss from discontinued operations before income taxes	(36,029)	(27,433)	(28,563)
Benefit from income taxes	12,844	10,801	10,051
Loss from discontinued operations, net of tax	$(23,185)	$(16,632)	$(18,512)
(1) Represents an impairment charge recorded during the second quarter of fiscal year 2015 to write-off certain Carnegie Learning technology intangibles that were no longer being used. The associated technology had been incorporated into University of Phoenix’s academic platform and as a result of the University ceasing use of the technology, no future cash flows associated with the technology were expected over its remaining useful life. Accordingly, we recorded a $13.0 million impairment charge representing the remaining carrying value.
The operating results of our discontinued operations only includes revenues and costs directly attributable to the discontinued operations. Accordingly, no interest expense or general corporate overhead has been allocated to Carnegie Learning or IPD. Additionally, we have ceased depreciation on Carnegie Learning’s property and equipment while it is presented as held for sale. IPD did not meet the held for sale criteria until the period it was sold.
We determined cash flows from our discontinued operations are not material and are included with cash flows from continuing operations on our Consolidated Statements of Cash Flows.

Apollo Education Group, Inc. | 2015 Form 10-K | 89

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Acquisitions
Fiscal Year 2015 Acquisitions
During fiscal year 2015, we completed the following acquisitions to support our strategy to diversify and expand our professional development offerings and our global operations:

•
The Iron Yard - On June 11, 2015, we acquired a 62% interest in TIY Academy, LLC (“The Iron Yard”), a provider of nondegree information technology bootcamp programs in the United States, for $15.9 million.

•
FAEL - On December 4, 2014, we acquired a 75% interest in Sociedade Técnica Educacional da Lapa S.A., a provider of postsecondary educational programs in Brazil under the name Faculdade da Educacional da Lapa (“FAEL”). We made an initial cash payment of R$73.8 million (equivalent to $28.9 million on the acquisition date), and the acquisition includes a potential contingent consideration payment in the future that is principally based on FAEL’s calendar year 2018 net revenue. The contingent payment has a maximum of approximately R$34 million (equivalent to $9.5 million as of August 31, 2015), and its fair value on the acquisition date was insignificant based on our estimate of FAEL’s future revenue in relation to the contingent payment threshold as defined in the acquisition agreement.

We also have the option to buy the remaining noncontrolling interests associated with the above acquisitions, and the noncontrolling shareholders have the option to sell their shares to us, as follows:

•
The Iron Yard - The options are exercisable beginning in the fourth quarter of our fiscal year 2018, or earlier in limited circumstances. The prices for these options are principally based on the fair value of The Iron Yard at the exercise date as defined in the acquisition agreement.

•
FAEL - The options are exercisable beginning in the third quarter of our fiscal year 2019, or earlier in limited circumstances. The prices for these options are based on a formula specified at the acquisition date and are principally based on a multiple of FAEL’s operating results as defined in the acquisition agreement.

There is no minimum or maximum price for the options described above. Since the options are embedded in the shares owned by the respective noncontrolling shareholders and the shareholders have the option to redeem their shares, we have classified the noncontrolling interests as redeemable equity on our Consolidated Balance Sheets. Subsequent to recording the noncontrolling interests at fair value on the acquisition date, we record the redeemable noncontrolling interests at the greater of the carrying value or the redemption value because the interests are probable of becoming redeemable. We determine the redemption value based on the terms specified in the respective acquisition agreements, and by assuming the end of each reporting period is the redemption date. We record redemption value adjustments through retained earnings.

Apollo Education Group, Inc. | 2015 Form 10-K | 90

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We incurred transaction costs of $1.4 million and $1.2 million for The Iron Yard and FAEL acquisitions, respectively, and these costs are included in acquisition and other related costs on our Consolidated Statements of Income. We accounted for the acquisitions as business combinations and allocated the purchase price to the assets acquired and liabilities assumed at fair value as summarized below:

	The Iron Yard		FAEL
	Purchase Price Allocation ($ in thousands)	Weighted Average Useful Life (Years)	Purchase Price Allocation ($ in thousands)	Weighted Average Useful Life (Years)
Cash and cash equivalents	$5,401		$7,685
Intangibles:
Trademarks	3,100	10.0	9,223	Indefinite
Accreditation	—		5,940	Indefinite
Course curriculum	310	2.0	1,212	4.0
Other	1,280	4.7	4,182	4.0
Goodwill	15,888		14,538
Other assets	445		2,877
Liabilities	(584)		(13,369)
Total assets acquired and liabilities assumed, net	25,840		32,288
Less: Fair value of redeemable noncontrolling interests	(9,900)		(3,437)
Total fair value of consideration transferred	15,940		28,851
Less: Cash acquired	(5,401)		(7,685)
Cash paid for acquisition, net of cash acquired	$10,539		$21,166
We determined the fair value of assets acquired, liabilities assumed and the redeemable noncontrolling interests based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the respective items. We used the following assumptions, the majority of which include significant unobservable inputs (Level 3), and valuation methodologies to determine fair value:

•
Intangibles - We used income approaches to value the substantial majority of the acquired intangibles. The trademarks were valued using the relief-from-royalty method, which represents the benefit of owning these intangible assets rather than paying royalties for their use. The remaining intangibles were valued using the excess earnings method, with and with-out method, cost savings method or replacement cost approach.

•	Other assets and liabilities - The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.

•
Redeemable noncontrolling interests - We estimated the fair value of the redeemable noncontrolling interests principally as the noncontrolling ownership percentage of the implied fair value of each acquired entity, and applied certain discounts including lack of control, as applicable.

The goodwill resulting from The Iron Yard acquisition is expected to be deductible for tax purposes, and the goodwill resulting from the FAEL acquisition may become deductible for tax purposes in the future. The goodwill for each acquisition is principally attributable to the future earnings potential associated with enrollment growth and other intangibles that do not qualify for separate recognition such as the assembled workforce. The goodwill for The Iron Yard is included in Other in our segment reporting and the goodwill for FAEL is included in our Apollo Global reportable segment. We have selected a July 1 annual goodwill impairment test date for each reporting unit.
We assigned an indefinite useful life to the acquired FAEL trademarks and accreditation intangibles as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and we intend to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. The weighted average original useful life of the acquired finite-lived intangibles was 8 years and 4 years for The Iron Yard and FAEL, respectively. Refer to Note 8, Goodwill and Intangibles, for the estimated future amortization of our finite-lived intangibles.

Apollo Education Group, Inc. | 2015 Form 10-K | 91

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating results of The Iron Yard and FAEL are included in our consolidated financial statements from the date of each respective acquisition. We have not provided pro forma information or the revenue and operating results of the acquired entities because their results of operations are not material, both individually and in the aggregate, to our consolidated results of operations.
Fiscal Year 2014 Acquisitions
During fiscal year 2014, we completed the following acquisitions to support our strategy to diversify and expand our global operations:

•
Milpark Education - On May 20, 2014, we acquired an 81% consolidated interest in Milpark Education, a provider of education and training to adult learners in South Africa, for approximately ZAR 265 million (approximated $26 million on the transaction date). In connection with the acquisition, we also have the option to buy the remaining noncontrolling interests, and the noncontrolling shareholders have the option to sell their shares to us. The options are exercisable in the third quarter of our fiscal year 2016, or earlier in limited circumstances. The prices for these options are based on a formula specified at the acquisition date and are principally based on a multiple of Milpark Education’s operating results as defined in the acquisition agreement. There is no minimum or maximum price for these options.

•
Open Colleges - On December 20, 2013, we acquired 70% of the outstanding shares of Open Colleges, a provider of education and training to adult learners in Australia. We paid A$110.3 million (equivalent to $98.1 million on the transaction date), plus contingent consideration, which we initially measured at $21.4 million based on information available as of the acquisition date. During fiscal year 2015, we settled the contingent consideration as discussed at Note 9, Fair Value Measurements, and purchased the remaining 30% noncontrolling ownership interests as discussed in Note 13, Shareholders’ Equity and Redeemable Noncontrolling Interests. As a result of these transactions, we own all of Open Colleges.

We accounted for these acquisitions as business combinations, and the operating results of Milpark Education and Open Colleges are included in our consolidated financial statements from the date of each respective acquisition. We have not provided pro forma information or the revenue and operating results of the acquired entities because their results of operations are not material, both individually and in the aggregate, to our consolidated results of operations in the respective periods of acquisition. The respective purchase price allocations are summarized below:

($ in thousands)	Milpark Education	Open Colleges
Tangible assets (net of acquired liabilities)	$(2,607)	$(17,574)
Indefinite-lived intangibles	7,048	—
Finite-lived intangibles	3,352	60,575
Goodwill	22,227	127,656
Total assets acquired and liabilities assumed, net	30,020	170,657
Less: Fair value of redeemable noncontrolling interests	(2,669)	(51,197)
Total fair value of consideration transferred	27,351	119,460
Less: Fair value of contingent consideration	—	(21,371)
Less: Cash acquired	(2,834)	(3,152)
Cash paid for acquisition, net of cash acquired	$24,517	$94,937

Apollo Education Group, Inc. | 2015 Form 10-K | 92

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Financial Instruments
We invest our excess cash in a variety of marketable securities, which are all classified as available-for-sale. The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by financial instrument category as of the respective periods:

	August 31, 2015
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$564,225	$—	$—	$564,225	$564,225	$—	$—
Level 1:
Money market funds	107,408	—	—	107,408	107,408	—	—
Level 2:
Corporate bonds	137,283	16	(271)	137,028	1,823	82,047	53,158
Tax-exempt municipal bonds	97,022	68	(60)	97,030	2,408	61,530	33,092
Time deposits	50,267	—	—	50,267	25,110	25,157	—
Other	36,634	10	(37)	36,607	1,100	25,942	9,565
Total	$992,839	$94	$(368)	$992,565	$702,074	$194,676	$95,815

	August 31, 2014
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$1,295,395	$—	$—	$1,295,395	$1,295,395	$—	$—
Level 1:
Money market funds	132,508	—	—	132,508	132,508	—	—
Level 2:
Tax-exempt municipal bonds	106,543	155	(11)	106,687	—	78,443	28,244
Corporate bonds	106,575	123	(52)	106,646	—	56,837	49,809
Time deposits	50,100	—	—	50,100	25,041	25,059	—
Commercial paper	11,793	1	—	11,794	—	11,794	—
Other	19,155	1	(1)	19,155	4	15,339	3,812
Level 3:
Auction-rate securities(2)	6,850	—	(904)	5,946	—	—	5,946
Total	$1,728,919	$280	$(968)	$1,728,231	$1,452,948	$187,472	$87,811
(1) Cash and cash equivalents includes restricted cash and cash equivalents.
(2) Auction-rate securities were redeemed at par value during fiscal year 2015.
We measure our financial instruments at fair value on a recurring basis as follows:

•	Money market funds - We use Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets.

•
Other financial instruments - We use a market approach with Level 2 observable inputs for all other securities. The Level 2 inputs include quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active.

Our marketable securities have maturities that occur within three years. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, investment yield and credit risk management. We have not recognized significant gains or losses related to such sales.

Apollo Education Group, Inc. | 2015 Form 10-K | 93

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Accounts Receivable, Net
Accounts receivable, net consist of the following as of August 31:

($ in thousands)	2015	2014
Student accounts receivable	$234,204	$255,134
Less allowance for doubtful accounts	(42,259)	(50,145)
Net student accounts receivable	191,945	204,989
Other receivables(1)	6,514	20,409
Total accounts receivable, net	$198,459	$225,398
(1) The decrease in other receivables was principally attributable to presentation of Carnegie Learning as held for sale as of August 31, 2015. Refer to Note 3, Discontinued Operations.
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. Our student receivables are not collateralized; however, credit risk is reduced as the amount owed by any individual student is small relative to the total student receivables and the customer base is geographically diverse.
The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Beginning allowance for doubtful accounts	$50,145	$59,744	$107,230
Provision for uncollectible accounts receivable	59,205	53,819	83,798
Write-offs, net of recoveries	(63,144)	(62,422)	(130,837)
Currency translation adjustment	(3,947)	(996)	(447)
Ending allowance for doubtful accounts	$42,259	$50,145	$59,744
Note 7. Property and Equipment, Net
Property and equipment, net consist of the following as of August 31:

($ in thousands)	2015	2014
Land	$25,253	$30,540
Buildings	58,873	62,970
Leasehold improvements (includes tenant improvement allowances)	351,404	357,645
Furniture and equipment	342,830	388,397
Software	134,657	139,376
Internally developed software	175,038	139,325
Construction in progress	38,944	40,502
Gross property and equipment	1,126,999	1,158,755
Accumulated depreciation and amortization	(756,718)	(723,022)
Property and equipment, net	$370,281	$435,733
The following amounts, which are included in the above table, represent capital leases as of August 31:

($ in thousands)	2015	2014
Buildings and land	$3,635	$4,510
Furniture and equipment	46,962	48,024
Software	14,511	14,264
Accumulated depreciation and amortization	(51,455)	(42,401)
Capital lease assets, net	$13,653	$24,397
Depreciation expense included in continuing operations was $123.9 million, $134.3 million and $195.8 million for fiscal years 2015, 2014 and 2013, respectively. This depreciation expense includes $12.8 million, $7.6 million and $50.1 million of

Apollo Education Group, Inc. | 2015 Form 10-K | 94

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accelerated depreciation during the respective periods associated with our restructuring activities that is included in restructuring and impairment charges on our Consolidated Statements of Income. The remaining depreciation expense from continuing operations is included in depreciation and amortization on our Consolidated Statements of Income.
Depreciation expense for our internally developed software was $28.4 million, $20.1 million and $12.1 million in fiscal years 2015, 2014 and 2013, respectively, a portion of which is included in loss from discontinued operations, net of tax, on our Consolidated Statements of Income.
During fiscal year 2015, we recorded $9.9 million of fixed asset impairment charges that are included in restructuring and impairment charges on our Consolidated Statements of Income. Refer to Note 2, Restructuring and Impairment Charges.
Note 8. Goodwill and Intangibles
The following details changes in our goodwill by reportable segment during fiscal years 2015 and 2014:

	University of Phoenix	Apollo Global	Other	Total
($ in thousands)
Goodwill as of August 31, 2013	$71,812	$14,917	$16,891	$103,620
Acquisitions	—	149,883	—	149,883
Currency translation adjustment	—	6,398	—	6,398
Goodwill as of August 31, 2014	71,812	171,198	16,891	259,901
Acquisitions	—	14,538	15,888	30,426
Currency translation adjustment	—	(43,137)	—	(43,137)
Goodwill as of August 31, 2015	$71,812	$142,599	$32,779	$247,190
The following presents the components of the net carrying amount of our goodwill by reportable segment as of August 31, 2015 and 2014:

	University of Phoenix	Apollo Global(1)	Other	Total
($ in thousands)
Gross carrying amount(1)	$71,812	$191,606	$52,984	$316,402
Accumulated impairments(1)	—	(8,712)	(20,205)	(28,917)
Foreign currency translation	—	(40,295)	—	(40,295)
Net carrying amount at August 31, 2015	$71,812	$142,599	$32,779	$247,190

	University of Phoenix	Apollo Global(1)	Other	Total
($ in thousands)
Gross carrying amount(1)	$71,812	$177,068	$37,096	$285,976
Accumulated impairments(1)	—	(8,712)	(20,205)	(28,917)
Foreign currency translation	—	2,842	—	2,842
Net carrying amount at August 31, 2014	$71,812	$171,198	$16,891	$259,901
(1) We have also recorded $366 million of accumulated impairments associated with our BPP and UNIACC reporting units, both of which did not have any goodwill as of August 31, 2015 and 2014.

Apollo Education Group, Inc. | 2015 Form 10-K | 95

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles consist of the following as of August 31:

	2015				2014
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount
Accreditations and designations	$21,628	$(6,972)	$(3,153)	$11,503	$21,628	$(3,015)	$1,000	$19,613
Trademarks(1)	21,019	(2,942)	(3,034)	15,043	17,919	(1,238)	907	17,588
Curriculum(1)	19,715	(7,361)	(2,470)	9,884	16,993	(2,933)	826	14,886
Student and customer relationships(1), (2)	5,517	(2,632)	(1,975)	910	15,934	(9,780)	(1,161)	4,993
Software and technology(3)	—	—	—	—	42,389	(25,151)	—	17,238
Other(1), (2)	3,746	(597)	(633)	2,516	20,891	(19,909)	(611)	371
Total finite-lived intangibles	71,625	(20,504)	(11,265)	39,856	135,754	(62,026)	961	74,689
Trademarks(1), (3)	101,637	—	(9,906)	91,731	106,514	—	(68)	106,446
Accreditations and designations(1)	14,470	—	(2,813)	11,657	8,530	—	(300)	8,230
Total indefinite-lived intangibles	116,107	—	(12,719)	103,388	115,044	—	(368)	114,676
Total intangible assets, net	$187,732	$(20,504)	$(23,984)	$143,244	$250,798	$(62,026)	$593	$189,365
(1) We acquired certain intangibles during fiscal year 2015 as a result of our acquisitions. Refer to Note 4, Acquisitions.
(2) The decrease in the gross carrying amount as of August 31, 2015 compared to August 31, 2014 was due to the removal of intangibles that were fully amortized during fiscal year 2015.
(3) We recorded a $13.0 million impairment charge of technology intangibles during fiscal year 2015, and certain intangibles are presented as held for sale as of August 31, 2015 associated with Carnegie Learning. Refer to Note 3, Discontinued Operations.
Intangible amortization expense included in continuing operations was $14.2 million, $12.1 million and $4.0 million during fiscal years 2015, 2014 and 2013, respectively. The weighted average original useful life of our finite-lived intangibles as of August 31, 2015 was 6.6 years and the estimated future amortization expense of our finite-lived intangibles is as follows:

($ in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Estimated future amortization expense(1)	$10,815	$9,890	$7,358	$3,343	$1,959	$6,491	$39,856
(1) Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
Fiscal Year 2015 Impairment Testing
The annual goodwill and indefinite-lived intangibles impairment tests, as applicable, for our reporting units are as follows:

•	May 31: University of Phoenix, ULA, UNIACC and Western International University;

•	July 1: Open Colleges, BPP, Milpark Education, FAEL and The Iron Yard; and

•	August 31: College for Financial Planning.
Our market capitalization declined significantly during the fourth quarter of fiscal year 2015 after we reported our third quarter results. We believe the decline in the fourth quarter of fiscal year 2015 was principally attributable to University of Phoenix’s lower enrollment and uncertainty associated with the University’s announced change in strategy to transform into a more focused, higher retaining and less complex institution. Although we believe the University’s new strategy will favorably impact student retention, graduation rates and cost to enroll in the long-term, we announced that the associated initiatives, taken as a whole, will negatively impact its new enrollment and cash flows in the short-term. Based primarily on the decline in market capitalization, we performed an interim goodwill impairment analysis for University of Phoenix in the fourth quarter of fiscal year 2015.
University of Phoenix represents the substantial majority of our consolidated operating results and, as discussed above, we believe our market capitalization decline in the fourth quarter of fiscal year 2015 was principally attributable to the University. Accordingly, we determined the fair value of our University of Phoenix reporting unit using a market-based approach primarily due to uncertainty viewed by market participants associated with the University’s expected future cash flows. The critical assumptions in the market-based approach included comparable market multiples and an assumed control premium for a market participant to acquire a controlling interest in the University. Based on our evaluation, University of Phoenix’s estimated fair value exceeded its carrying value by a margin of more than 15% of the University’s estimated fair value. We may be required to record an impairment in the future if our critical assumptions deteriorate or our market capitalization declines further.

Apollo Education Group, Inc. | 2015 Form 10-K | 96

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We did not record any impairment charges associated with our other reporting units as the estimated fair value of each of the reporting units exceeded the carrying value of their respective net assets as of their annual impairment test dates. We elected to perform qualitative assessments for certain of our reporting units. For reporting units that we tested using a quantitative approach, which includes Open Colleges and Milpark Education, the estimated fair values exceeded the respective carrying values by margins of more than 15% of their respective estimated fair values. We determined the fair values of both Open Colleges and Milpark Education using a combination of the discounted cash flow valuation method and market-based approaches, to which we applied more weighting to the market-based approaches. If the critical assumptions used in our impairment testing for these reporting units deteriorate or are otherwise adversely impacted, a lower fair value estimate may result. In particular, the goodwill acquired in our recent acquisitions was principally attributable to future earnings potential associated with student growth. If these acquired entities do not achieve our forecasts, the goodwill could be impaired in the future.
During the fourth quarter of fiscal year 2015, we compared the sum of the estimated fair values of our reporting units to our market capitalization, plus an assumed control premium to acquire a controlling interest in Apollo. Apollo is a “Controlled Company” under Nasdaq listing rules and our market capitalization is based solely on our nonvoting publicly traded Class A common stock. Based on our evaluation, the fair values of our reporting units were reasonable in relation to our market capitalization.
The BPP trademark represents the substantial majority of our indefinite-lived intangibles. We tested the BPP trademark using a quantitative approach and estimated its fair value using the relief-from-royalty method, which represents the benefit of owning the trademark rather than paying royalties for its use. The estimated fair value of the BPP trademark exceeded its carrying value by a margin representing more than 30% of its fair value.
Note 9. Fair Value Measurements
We measure and disclose certain financial instruments at fair value as described in Note 5, Financial Instruments. Liabilities measured at fair value on a recurring basis, all of which are included in other liabilities on our Consolidated Balance Sheets, consist of the following as of August 31, 2015 and 2014:

		Fair Value Measurements at Reporting Dates Using
	Fair Value as of Respective Reporting Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Contingent consideration as of August 31, 2015	$7,499	$—	$—	$7,499
Contingent consideration as of August 31, 2014	$41,893	$—	$—	$41,893
The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the respective periods:

	Year Ended August 31,
($ in thousands)	2015	2014
Beginning balance	$41,893	$5,277
Initial contingent consideration at fair value	—	21,371
Change in fair value included in net income	86	13,907
Payment for contingent consideration	(34,480)	—
Currency translation adjustment	—	1,338
Ending balance	$7,499	$41,893

Apollo Education Group, Inc. | 2015 Form 10-K | 97

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our contingent consideration liabilities are valued using discounted cash flow valuation methods encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios and the discount rates applied. Our contingent consideration liabilities relate to the following:

•
Open Colleges - As a result of our acquisition of Open Colleges during fiscal year 2014, we had contingent consideration that was based on Open Colleges’ operating results through June 2014 as defined in the acquisition agreement. We initially measured the contingent consideration at $21.4 million based on information available as of the acquisition date. We settled the contingent consideration during fiscal year 2015 and paid $34.5 million, which includes $21.4 million in financing activities and the remaining portion is included in operating activities on our Consolidated Statements of Cash Flows.

•
Apollo Global - As a result of our purchase of the noncontrolling interest in Apollo Global during fiscal year 2013, we have contingent consideration that is based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As of August 31, 2015, the estimated fair value for this contingent consideration was $7.5 million.

We did not change our valuation techniques associated with recurring fair value measurements from prior periods.
Liabilities measured at fair value on a nonrecurring basis during fiscal years 2015 and 2014 are included in other liabilities on our Consolidated Balance Sheets and consist of the following:

		Fair Value Measurements at Measurement Date Using
($ in thousands)	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Respective Fiscal Years
Fiscal year 2015 restructuring obligations	$19,297	$—	$—	$19,297	$19,297
Fiscal year 2014 restructuring obligations	$34,701	$—	$—	$34,701	$34,701
During fiscal years 2015 and 2014, we recorded $19.3 million and $34.7 million of aggregate initial lease and other contract obligations at fair value associated with our restructuring activities. We recorded obligation liabilities on the dates we ceased using the right conveyed by the respective contracts, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 2, Restructuring and Impairment Charges.
Note 10. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of August 31:

($ in thousands)	2015	2014
Salaries, wages and benefits	$74,454	$125,165
Student discounts, grants and scholarships	44,682	14,931
Restructuring obligations	38,921	43,339
Legal and other professional obligations	23,961	33,651
Advertising	21,931	33,853
Deferred rent and other lease liabilities	12,181	12,384
Curriculum materials	11,690	12,069
Contingent consideration	—	35,239
Other	53,027	52,976
Total accrued and other current liabilities	$280,847	$363,607

Apollo Education Group, Inc. | 2015 Form 10-K | 98

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other long-term liabilities consist of the following as of August 31:

($ in thousands)	2015	2014
Deferred rent and other lease liabilities	$49,745	$57,788
Restructuring obligations	44,369	59,744
Deferred gains on sale-leasebacks	20,168	21,641
Deferred revenue(1)	16,687	51,831
Other	41,483	42,938
Total other long-term liabilities	$172,452	$233,942
(1) The decrease in deferred revenue was principally attributable to presentation of Carnegie Learning as held for sale as of August 31, 2015. Refer to Note 3, Discontinued Operations.
Note 11. Debt
Debt and short-term borrowings consist of the following as of August 31:

($ in thousands)	2015	2014
Revolving Credit Facility	$—	$585,000
Capital lease obligations	16,863	32,806
Other	28,783	39,290
Total debt	45,646	657,096
Less short-term borrowings and current portion of long-term debt	(14,080)	(609,506)
Long-term debt	$31,566	$47,590
Debt maturities for each of the following years ended August 31 are as follows:

($ in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Debt maturities	$14,080	$17,305	$4,255	$4,147	$2,996	$2,863	$45,646
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
As of August 31, 2015, we had approximately $41 million of outstanding letters of credit and no outstanding borrowings under the Revolving Credit Facility. As of August 31, 2014, we had $585.0 million of outstanding borrowings and approximately $24 million of outstanding letters of credit under the Revolving Credit Facility.
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
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at August 31, 2015 and 2014.
Other debt principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at August 31, 2015 and 2014 was 5.6% and 5.8%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.

Apollo Education Group, Inc. | 2015 Form 10-K | 99

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Income Taxes
Geographic sources of income (loss) from continuing operations before income taxes are as follows for the respective periods:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
United States	$141,929	$400,126	$490,323
Foreign	(36,286)	(51,406)	(38,771)
Income from continuing operations before income taxes	$105,643	$348,720	$451,552
Income tax (expense) benefit consists of the following for the respective periods:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Current:
United States federal	$(46,722)	$(123,983)	$(180,245)
State and local	(3,131)	(18,282)	(30,734)
Foreign	(5,558)	(2,575)	(1,704)
Total current	(55,411)	(144,840)	(212,683)
Deferred:
United States federal	(826)	380	19,927
State and local	(2,069)	344	2,716
Foreign	143	16,826	5,965
Total deferred	(2,752)	17,550	28,608
Provision for income taxes	$(58,163)	$(127,290)	$(184,075)
The provision for income taxes differs from the tax computed using the statutory United States federal income tax rate as a result of the following items for the respective periods:

	Year Ended August 31,
	2015	2014	2013
Statutory United States federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.1%	4.7%	4.3%
Open Colleges valuation allowance	9.5%	—%	—%
Foreign taxes	5.9%	0.9%	2.2%
Internal Revenue Service settlement(1)	—%	(3.1)%	—%
Mexico tax reform	—%	(0.8)%	—%
Contingent consideration	—%	1.0%	—%
Other, net	(1.4)%	(1.2)%	(0.7)%
Effective income tax rate	55.1%	36.5%	40.8%
(1) We realized a $10.2 million tax benefit in fiscal year 2014 from settlement with the Internal Revenue Service (“IRS”) related to the deductibility of certain costs for our foreign subsidiaries.

Apollo Education Group, Inc. | 2015 Form 10-K | 100

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consist of the following as of August 31:

($ in thousands)	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$13,748	$13,100
Leasing transactions	58,877	74,528
Net operating loss carry-forward(1)	18,401	16,938
Share-based compensation	18,607	23,796
Deferred revenue	17,063	18,539
Other	70,175	62,436
Gross deferred tax assets	196,871	209,337
Valuation allowance	(69,089)	(21,048)
Deferred tax assets, net of valuation allowance	127,782	188,289
Deferred tax liabilities:
Fixed assets	18,594	36,149
Intangibles	18,760	47,344
Other	6,052	6,264
Gross deferred tax liabilities	43,406	89,757
Net deferred income taxes	$84,376	$98,532
(1) Net operating loss carry-forward represents $17.1 million of United States net operating losses that will begin to expire August 31, 2028. We also have $65.8 million of net operating losses in various foreign jurisdictions that do not expire.
During fiscal year 2015, we recorded $20.7 million of gross deferred tax assets for our outside basis difference in Carnegie Learning, and $14.5 million for additional tax basis in Open Colleges resulting from our purchase of the remaining noncontrolling interests. Our plan to sell Carnegie Learning and our purchase of the noncontrolling interests in Open Colleges are discussed in Note 3, Discontinued Operations, and Note 13, Shareholders’ Equity and Redeemable Noncontrolling Interests, respectively. We recorded a corresponding full valuation allowance for the deferred tax associated with Carnegie Learning because we do not expect to use any capital loss resulting from the future sale of the business. We also recorded a full valuation allowance for all of Open Colleges’ net deferred tax assets in fiscal year 2015 based on our consideration of all available evidence in determining whether it is more likely than not that such assets will be realized. Our determination was principally based on Open Colleges’ cumulative operating losses since its acquisition and a recent increase in its marketing costs to enroll new students, which we expect to result in continued projected operating losses in the near term. Although Open Colleges’ enrollment continues to grow, the combination of its service model and its cost structure negatively impacts its operating results in the near term.
As of August 31, 2015 and 2014, we also have recorded a valuation allowance related to a portion of our net operating losses and other deferred tax assets for certain of our other foreign subsidiaries because it is more likely than not that these deferred tax assets will not be utilized. We have concluded that it is more likely than not that we will ultimately realize the full benefit of our other deferred tax assets principally based on our history of and expected future profitable domestic operations.
We have not provided deferred taxes on unremitted earnings attributable to international subsidiaries that have been considered permanently reinvested. As of August 31, 2015, the unremitted earnings from these operations were not significant.

Apollo Education Group, Inc. | 2015 Form 10-K | 101

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions
The following summarizes the activity in our unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Beginning unrecognized tax benefits	$18,398	$44,057	$32,207
Increases for tax positions taken in the current year	760	—	13,095
Increases for tax positions taken in prior years	564	2,214	5,953
Decreases for settlements with tax authorities	(310)	(7,184)	(197)
Decreases for tax positions of prior years(1)	(810)	(10,541)	(2,635)
Decreases due to lapse of applicable statutes of limitations	(3,828)	(10,148)	(4,366)
Ending unrecognized tax benefits	$14,774	$18,398	$44,057
(1) Fiscal year 2014 includes the $10.2 million tax benefit related to the IRS settlement discussed above.
Our liabilities for unrecognized tax benefits are primarily included in accrued and other current liabilities and other long-term liabilities on our Consolidated Balance Sheets, which also includes $2.5 million and $2.2 million of interest and penalties associated with our unrecognized tax benefits as of August 31, 2015 and 2014, respectively.
We classify interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on our Consolidated Statements of Income. For interest and penalties, we recognized $0.3 million of expense, a $1.9 million benefit, and $0.1 million of expense in fiscal years 2015, 2014 and 2013, respectively.
Although we cannot predict the timing of resolution with taxing authorities, if any, we believe it is reasonably possible that $11.1 million of our unrecognized tax benefits will be reduced in the next twelve months due to settlement with tax authorities or expiration of the applicable statute of limitations. These unrecognized tax benefits primarily relate to apportionment of service revenues for corporate income tax purposes and deductibility of certain costs of our foreign subsidiaries.
As of August 31, 2015, $8.7 million of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense.
Income Tax Audits
During fiscal year 2015, the IRS completed its review of our United States federal income tax return for fiscal year 2014. Our federal income tax return for fiscal year 2013 is currently open for review by the IRS and we are also participating in the IRS’s Compliance Assurance Process for fiscal years 2015 and 2016, which is a voluntary program in which taxpayers seek to resolve all or most issues with the IRS prior to or soon after filing their United States federal income tax returns. Additionally, we are subject to numerous ongoing audits by state, local and foreign tax authorities with various tax years as early as 2007 that remain subject to examination.
Although we believe our tax accruals are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.

Apollo Education Group, Inc. | 2015 Form 10-K | 102

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Shareholders’ Equity and Redeemable Noncontrolling Interests
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of August 31, 2015. There is no expiration date on the repurchase authorizations and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
We also repurchase shares in connection with tax withholding requirements associated with the release of vested share-based awards, which do not fall under the repurchase program described above.
The following summarizes our share repurchase activity for the respective periods:

	Year Ended August 31,
(In thousands, except per share data)	2015	2014	2013
Share repurchases under share repurchase program:
Number of shares repurchased	1,440	5,363	—
Weighted average purchase price per share	$26.45	$29.78	$—
Cost of share repurchases	$38,092	$159,684	$—
Share repurchases related to vesting of share-based awards:
Number of shares repurchased	431	471	475
Cost of share repurchases	$6,631	$13,025	$9,537
Share Reissuances
We reissue our Class A common stock from our treasury stock as a result of the release of shares associated with share-based awards and purchases under our employee stock purchase plan. Share reissuances were as follows for the respective periods:

	Year Ended August 31,
(In thousands)	2015	2014	2013
Number of shares reissued	1,374	1,431	1,532
Redeemable Noncontrolling Interests
We have the option to buy the remaining noncontrolling interests in the following consolidated subsidiaries, and the noncontrolling shareholders the option to sell their shares to us:

•
The Iron Yard - We have a 62% interest in The Iron Yard and the noncontrolling interest options are exercisable beginning in the fourth quarter of our fiscal year 2018, or earlier in limited circumstances. The prices for these options are principally based on the fair value of The Iron Yard at the exercise date as defined in the acquisition agreement.

•
FAEL - We have a 75% interest in FAEL and the noncontrolling interest options are exercisable beginning in the third quarter of our fiscal year 2019, or earlier in limited circumstances. The prices for these options are based on a formula specified at the acquisition date and are principally based on a multiple of FAEL’s operating results as defined in the acquisition agreement.

•
Milpark Education - We have an 81% consolidated interest in Milpark Education and the noncontrolling interest options are exercisable in the third quarter of our fiscal year 2016, or earlier in limited circumstances. The prices for these options are based on a formula specified at the acquisition date and are principally based on a multiple of Milpark Education’s operating results as defined in the acquisition agreement.

There is no minimum or maximum price for the options described above. Since the options are embedded in the shares owned by the respective noncontrolling shareholders and the shareholders have the option to redeem their shares, we have classified the noncontrolling interests described above as redeemable equity on our Consolidated Balance Sheets.
We record redeemable noncontrolling interests at the greater of the carrying value or the redemption value at the end of each reporting period because the interests are probable of becoming redeemable. We determine the redemption value based on the

Apollo Education Group, Inc. | 2015 Form 10-K | 103

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms specified in the respective acquisition agreements, and by assuming the end of each reporting period is the redemption date. We record redemption value adjustments through retained earnings.
Purchase of Noncontrolling Interests
During fiscal year 2015, we purchased the remaining 30% noncontrolling ownership interests in Open Colleges for $51.5 million. This purchase was accounted for as an equity transaction resulting in the removal of the associated redeemable noncontrolling interests from our Consolidated Balance Sheets. We also recorded an adjustment to additional paid-in capital to reflect the change in our proportionate interest of currency translation losses.
During fiscal year 2013, we purchased the remaining 14.4% noncontrolling ownership interest in Apollo Global for $42.5 million cash, plus a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. On the purchase date, we estimated the fair value of the contingent payment to be $6.0 million. Refer to Note 9, Fair Value Measurements, for further discussion of the valuation and subsequent changes in the estimated fair value. This purchase was accounted for as an equity transaction resulting in the removal of the associated noncontrolling interest from our Consolidated Balance Sheets. Additionally, we recorded an adjustment to additional paid-in capital for $48.5 million, which principally represents the difference between the fair value of the consideration discussed above and the carrying amount of the noncontrolling interest acquired. The adjustment to additional paid-in capital also includes an adjustment to reflect the change in our proportionate interest of currency translation losses.
The following details net income attributable to Apollo and transfers to noncontrolling interests during the respective periods:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Net income attributable to Apollo	$29,755	$209,304	$248,526
Transfers to noncontrolling interest:
Increase (decrease) in additional paid-in capital for purchase of noncontrolling interests	7,638	—	(48,543)
Change from net income attributable to Apollo and transfer to noncontrolling interests	$37,393	$209,304	$199,983
Accumulated Other Comprehensive Loss
The following summarizes the components of accumulated other comprehensive loss as of August 31:

($ in thousands)	2015	2014
Foreign currency translation losses	$(80,425)	$(26,919)
Unrealized loss on available-for-sale securities	(154)	(401)
Accumulated other comprehensive loss(1)	$(80,579)	$(27,320)
(1) Accumulated other comprehensive loss is net of insignificant taxes as of August 31, 2015 and 2014.

Apollo Education Group, Inc. | 2015 Form 10-K | 104

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Earnings Per Share
The components of basic and diluted earnings per share are as follows:

	Year Ended August 31,
(In thousands, except per share data)	2015	2014	2013
Numerator:
Net income attributable to Apollo (basic and diluted)	$29,755	$209,304	$248,526
Denominator:
Basic weighted average shares outstanding	108,092	111,354	112,712
Dilutive effect of restricted stock units and performance share awards	816	1,116	573
Dilutive effect of stock options	130	140	—
Diluted weighted average shares outstanding	109,038	112,610	113,285
Basic income per share attributable to Apollo	$0.28	$1.88	$2.20
Diluted income per share attributable to Apollo	$0.27	$1.86	$2.19

Anti-dilutive securities excluded from diluted income per share:
Anti-dilutive restricted stock units and performance share awards outstanding	90	39	1,449
Anti-dilutive stock options outstanding	2,493	2,532	7,040
Note 15. Stock and Savings Plans
401(k) Plan
We sponsor a 401(k) plan for eligible employees which provides them the opportunity to make pre-tax contributions subject to certain restrictions as set forth in the Internal Revenue Code. Upon a participating employee’s completion of one year of service and 1,000 hours worked, we will match, at our discretion, 30% of such employee’s contributions up to the lesser of 15% of their gross compensation or the maximum participant contribution permitted under the Internal Revenue Code. We are also permitted to make additional discretionary contributions for certain eligible employees. Our contributions were $17.2 million, $22.9 million and $20.0 million for fiscal years 2015, 2014 and 2013, respectively.
Employee Stock Purchase Plan
At our discretion, our Third Amended and Restated 1994 Employee Stock Purchase Plan allows eligible employees to purchase shares of our Class A common stock at semi-annual intervals through periodic payroll deductions at a price per share equal to 95% of the fair market value on the purchase date. This plan is deemed to be non-compensatory and, accordingly, we do not recognize any share-based compensation expense for shares purchased under the plan.
Share-Based Awards
We currently have outstanding awards under our Amended and Restated 2000 Stock Incentive Plan (“Plan”). Under this Plan, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”), performance share awards (“PSAs”), and other share-based awards covering shares of our Class A common stock to officers, certain employees, and the non-employee members of our Board of Directors. The awards granted under the Plan may have both performance-vesting and service-vesting components, and generally vest over periods ranging from one to four years with contractual terms of 10 years or less for stock options. However, the majority of our share-based awards vest or become exercisable, as applicable, immediately upon certain changes in control or ownership. The majority of our RSUs and PSAs contain rights to receive dividends or dividend equivalents, but these rights are forfeitable and Apollo has not historically issued dividends.
Approximately 28.6 million shares of our Class A common stock have been reserved for issuance over the term of the Plan. The shares may be issued from treasury stock or from authorized but unissued shares of our Class A common stock. As of August 31, 2015, approximately 12.8 million authorized and unissued shares of our Class A common stock were available for issuance under the Plan, including the shares subject to outstanding equity awards.
Under the Plan, the exercise price for stock options may not be less than 100% of the fair market value of our Class A common stock on the date of the grant. The requisite service period for all awards is generally equal to the vesting period.

Apollo Education Group, Inc. | 2015 Form 10-K | 105

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs and PSAs
We granted RSUs and PSAs during fiscal years 2015, 2014 and 2013 with both service-vesting and performance-vesting conditions, and RSUs with only service vesting. The vesting period for these awards generally ranges from one to four years. For PSAs, the level at which the performance condition is attained upon the completion of the performance period determines the actual number of shares of our Class A common stock into which the PSAs will be converted. The conversion percentage ranges from 0% up to 600% of the target level.
The following provides a summary of activity for our RSUs and PSAs (granted PSAs are assumed to convert into shares of our Class A common stock at the target level):

	Restricted Stock Units		Performance Share Awards
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at August 31, 2012	3,526	$41.10	399	$42.76
Granted	2,301	20.10	47	19.80
Vested and released	(1,334)	42.25	—	—
Forfeited	(527)	39.99	(81)	37.45
Nonvested at August 31, 2013	3,966	28.68	365	40.97
Granted	2,022	26.71	41	26.63
Vested and released	(1,353)	33.38	—	—
Forfeited	(592)	26.15	(93)	38.35
Nonvested at August 31, 2014	4,043	26.49	313	39.88
Granted	3,456	12.59	43	31.48
Vested and released	(1,223)	28.41	(64)	44.96
Forfeited	(742)	25.82	(133)	46.08
Nonvested at August 31, 2015	5,534	17.47	159	30.38
As of August 31, 2015, we had $68.7 million and $2.1 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested RSUs and PSAs, respectively. This expense is expected to be recognized over a weighted average period of 3.0 years. The fair value of RSUs that vested during fiscal years 2015, 2014 and 2013 was $34.7 million, $45.2 million and $56.4 million, respectively. The fair value of PSAs that vested during fiscal year 2015 was $2.9 million.

Apollo Education Group, Inc. | 2015 Form 10-K | 106

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
We granted stock options during fiscal years 2015, 2014 and 2013 with a service vesting condition that generally ranges from one to four years. The following provides a summary of our stock option activity:

	Options Outstanding
	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1) (in thousands)
Balance at August 31, 2012	8,559	$56.90
Granted	945	17.95
Exercised	—	—
Forfeited, canceled or expired	(5,381)	57.69
Balance at August 31, 2013	4,123	46.94
Granted	713	26.70
Exercised	(5)	19.62
Forfeited, canceled or expired	(1,327)	60.07
Balance at August 31, 2014	3,504	37.89
Granted	1,222	12.41
Exercised	(11)	20.06
Forfeited, canceled or expired	(942)	50.34
Balance at August 31, 2015	3,773	26.58	3.85	$—
Vested and expected to vest as of August 31, 2015	3,630	27.00	3.77	—
Exercisable as of August 31, 2015	2,008	35.44	2.35	—
Available for future grant as of August 31, 2015	2,693
(1) We did not have any outstanding options with an exercise price below our closing stock price of $11.11 on August 31, 2015.
As of August 31, 2015, we had $9.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested stock options. This expense is expected to be recognized over a weighted average period of 3.1 years. The fair value of stock options that vested during fiscal years 2015, 2014 and 2013 was $3.0 million, $7.3 million, and $10.6 million, respectively.
The following summarizes information related to outstanding and exercisable options at August 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price per Share	Number of Shares (in thousands)	Weighted Average Exercise Price per Share
$12.41	1,222	6.0	$12.41	—	$—
$16.75	600	3.5	16.75	600	16.75
$19.62 to $25.79	235	3.8	20.79	110	20.46
$26.74	576	4.9	26.74	173	26.74
$33.12 to $42.27	555	1.4	39.76	540	39.85
$42.41 to $67.90	539	0.9	54.32	539	54.32
$68.47 to $91.20	46	2.2	74.65	46	74.65
	3,773			2,008

Apollo Education Group, Inc. | 2015 Form 10-K | 107

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes information related to stock options exercised during the respective periods:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Intrinsic value realized	$100	$79	$—
Actual tax benefit realized by Apollo for tax deductions	38	30	—
Cash received by Apollo	228	101	—
Refer to Note 1, Nature of Operations and Significant Accounting Policies, for discussion of stock option valuation and related assumptions.
Share-based Compensation Expense
The following details share-based compensation expense for the respective periods:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Instructional and student advisory	$9,971	$10,727	$20,060
Marketing	2,563	3,702	5,182
Admissions advisory	975	813	849
General and administrative	23,114	23,296	21,363
Restructuring and impairment charges	2,046	4,281	2,008
Share-based compensation expense	38,669	42,819	49,462
Tax effect of share-based compensation	(14,652)	(16,754)	(18,986)
Share-based compensation expense, net of tax	$24,017	$26,065	$30,476
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

Apollo Education Group, Inc. | 2015 Form 10-K | 108

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments
The following details our future minimum commitments for operating and capital leases as of August 31, 2015:

($ in thousands)	Capital Leases	Operating Leases(1)
2016	$11,019	$151,129
2017	4,130	127,686
2018	1,437	107,113
2019	863	81,520
2020	171	56,305
Thereafter	542	270,197
Total future minimum lease obligation(1), (2)	$18,162	$793,950
Less: imputed interest on capital leases	(1,299)
Net present value of capital lease obligations	$16,863
(1) The total future minimum lease obligation excludes non-cancelable sublease rental income of $53.7 million.
(2) We have ceased use of a significant number of operating leases in connection with our restructuring activities. Refer to Note 2, Restructuring and Impairment Charges. The total future minimum operating lease obligation includes approximately $139 million of future contractual lease payments associated with locations for which we no longer expect to receive an economic benefit. The total future minimum operating lease obligation also includes approximately $70 million of future contractual lease payments associated with locations that we expect to close as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations.
Rent expense was $130.9 million, $144.1 million and $182.7 million for fiscal years 2015, 2014 and 2013, respectively.
We have entered into sale-leaseback agreements in prior fiscal years for properties that we currently use to support our operations. As of August 31, 2015 and 2014, we included total deferred gains of $21.6 million and $23.1 million, respectively, on our Consolidated Balance Sheets. We recognized gain amortization associated with these sale-leasebacks of $1.5 million, $2.0 million and $2.8 million in fiscal years 2015, 2014 and 2013, respectively.
Naming Rights to Glendale, Arizona Sports Complex
In September 2006, we entered into an agreement for naming and sponsorship rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals team in the National Football League. The agreement includes naming, sponsorship, signage, advertising and other promotional rights and benefits. The initial agreement term is in effect until 2026 with options to extend. Pursuant to the agreement, we paid $5.8 million for the 2006 contract year, which increases 3% per year until 2026. As of August 31, 2015, our remaining contractual obligation pursuant to this agreement is $94.1 million. Other payments apply if certain events occur, such as if the Cardinals play in the Super Bowl or if all of the Cardinals’ regular season home games are sold-out.
Surety Bonds
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid. As of August 31, 2015, the face amount of these surety bonds was approximately $8 million.
Letters of Credit
As of August 31, 2015, we had approximately $41 million of outstanding letters of credit, which principally support certain guarantees provided by our subsidiaries as part of our normal operations for which fair value is not material.

Apollo Education Group, Inc. | 2015 Form 10-K | 109

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo, Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates. On October 31, 2014, the Court denied the Apollo defendants’ initial applications to have the case dismissed, concluding that plaintiffs’ complaint raised factual issues that needed to be resolved through the submission of evidence. Defendants appealed that ruling to the Division Bench of the High Court, and that appeal was denied by the Division Bench on August 17, 2015. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India, including through our joint venture with HT Media Limited, may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.

Apollo Education Group, Inc. | 2015 Form 10-K | 110

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
Attorney General Investigations
In August 2015, we received an Investigative Subpoena from the Office of the Attorney General of the State of California. The Subpoena requires us to produce documents and information regarding the business and practices of University of Phoenix relating to members and former members of the U.S. military and California National Guard, including marketing, recruiting, billing, financial aid, accommodation and other services for military personnel, compliance with federal Executive Order 13607 (Establishing Principles of Excellence for Educational Institutions Serving Service Members, Veterans, Spouses, and Other Family Members), and use of U.S. military logos and emblems in marketing, for the time period of July 1, 2010 to the present. We are cooperating with the Subpoena. We cannot predict the eventual scope, duration or outcome of this matter at this time.
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
In addition, from time to time, we receive requests for information from state Attorneys General, accrediting bodies, state higher education regulatory bodies and other federal and state government agencies relating to investigations or inquiries being conducted by other state or federal agencies, pending litigation or specific complaints received from students or former students. These requests can be broad and time consuming to respond to, and there is a risk that they could expand and/or lead to a formal inquiry or investigation into our practices. Among other such requests, we have received a request from the Wisconsin Department of Justice for information relating to programs offered by University of Phoenix to Wisconsin residents.
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

Apollo Education Group, Inc. | 2015 Form 10-K | 111

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Trade Commission Investigation
In July 2015, we received a Civil Investigative Demand from the U.S. Federal Trade Commission (the “FTC”) relating to an investigation to determine if certain unnamed persons, partnerships, corporations, or others have engaged or are engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing, or sale of secondary or postsecondary educational products or services or educational accreditation products or services. The Demand requires us to produce documents and information regarding a broad spectrum of the business and practices of University of Phoenix, including in respect of marketing, recruiting, enrollment, financial aid, tuition and fees, academic programs, academic advising, student retention, billing and debt collection, complaints, accreditation, training, military recruitment, and other compliance matters, for the time period of January 1, 2011 to the present. In addition, in August 2015, we received a request from the FTC regarding University of Phoenix’s practices and procedures for safeguarding student and staff personal information. We are cooperating with this investigation but cannot at this time predict the eventual scope, duration or outcome of the investigation.
Because of the many questions of fact and law that may arise, the outcome of this investigative proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this matter and, accordingly, we have not accrued any liability associated with this matter.
Open Colleges Investigations
In September 2015, Open Colleges received a Notice from the Australian Competition and Consumer Commission (“ACCC”) requiring Open Colleges to produce specified information about student refunds upon withdrawal and related matters for the period of time since July 2014. In addition, Open Colleges receives inquiries from time to time from governmental regulatory authorities regarding student complaints, including an inquiry in October 2015 from the Australian Skills Quality Authority regarding student complaints about marketing practices, refund policies and other matters. Open Colleges is cooperating with the relevant authorities in these matters, but we cannot at this time predict their eventual scope, duration or outcome.
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
On March 31, 2011, the U.S. District Court for the District of Arizona dismissed the case with prejudice and entered judgment in our favor. Plaintiffs filed a motion for reconsideration of this ruling, and the Court denied this motion on April 2, 2012. On April 27, 2012, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit. During the pendency of this appeal, the parties reached an agreement in principle to settle this matter for an immaterial amount and, at the request of the parties, the Ninth Circuit issued an order staying the appeal on April 30, 2014. On February 19, 2015, plaintiffs filed a

Apollo Education Group, Inc. | 2015 Form 10-K | 112

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

motion seeking the preliminary approval of the settlement, which the Court granted on April 14, 2015. On July 29, 2015, the district court entered an order approving the settlement and dismissing with prejudice the claims against defendants. Accordingly, the settlement amount that we had previously deposited into a common fund account during the third quarter of fiscal year 2015 was released. We intend to pursue reimbursement of the settlement amount from our insurance carriers, although the outcome of any such recovery efforts is uncertain at this point.
Class Action Alleging Unfair and Deceptive Practices
On November 13, 2014, Ashley Paredes filed a class action complaint against University of Phoenix and Apollo Education Group, Inc. alleging unfair and deceptive business practices in violation of California law. Captioned Paredes v. The University of Phoenix, Inc., the action was initially filed in California Superior Court in San Bernardino County, but was subsequently removed to Federal District Court in the Central District of California. The parties subsequently resolved this matter for an immaterial amount and, on October 6, 2015, the Court dismissed the action.
Class Action under the Telephone Consumer Protection Act (Azich)
On May 27, 2015, George Azich filed a class action lawsuit, Azich v. The University of Phoenix, 2:15-at-616 (E.D. Cal.) in the United States District Court for the Eastern District of California, alleging that University of Phoenix violated the Telephone Consumer Protection Act by contacting class members on their cellular telephones using automated dialing technology without obtaining their express written consent. On September 14, 2015, plaintiff voluntarily dismissed his complaint.
Class Action under the Telephone Consumer Protection Act (Barton and Abdullah)
On February 28, 2015, Thomas Barton and Leon Abdullah filed a class action complaint, Barton et al. v. The University of Phoenix, 1:15-cv-939-NJV (N.D. Cal.) against University of Phoenix in the United States District Court for the Northern District of California. The complaint alleged that University of Phoenix violated the Telephone Consumer Protection Act by contacting plaintiffs on their cellular telephones using automated dialing technology without their express written consent, and sought to recover damages on behalf of plaintiffs and other members of the putative class. On July 24, 2015, plaintiffs voluntarily dismissed their complaint.
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
Class Action under the Telephone Consumer Protection Act (Gonzalez)
On September 25, 2014, Mundy Gonzalez filed a class action complaint against University of Phoenix alleging violations of the Telephone Consumer Protection Act. Captioned Gonzalez v. The University of Phoenix, 3:14-cv-02279, the action was filed in U.S. District Court for the Southern District of California. On February 13, 2015, plaintiff voluntarily dismissed her complaint.
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
Note 17. Regulatory Matters
All U.S. federal financial aid programs are established by Title IV of the Higher Education Act and regulations promulgated thereunder. The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding

Apollo Education Group, Inc. | 2015 Form 10-K | 113

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

level for each Title IV program. The most recent reauthorization of the federal Higher Education Act expired September 30, 2013, but Title IV student financial aid programs remain authorized and functioning. Congress continues to engage in Higher Education Act reauthorization hearings, but the timing and terms of any eventual reauthorization cannot be predicted.
The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification.
University of Phoenix’s Title IV Program Participation Agreement expired on December 31, 2012. The University has submitted necessary documentation for recertification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We believe that the University’s application will be renewed in due course. However, we cannot predict whether or to what extent the continued challenging political and regulatory climate and other recent developments relating to our business may have on the timing or outcome of the recertification process.
Additionally, in August 2014, the Department commenced an ordinary course program review of University of Phoenix’s administration of Title IV programs covering federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act and related regulations. The University has received a Final Program Review Determination Letter with regard to this program review. All administrative matters are deemed by the Department to be resolved and/or closed, with the exception of findings regarding compliance with the Clery Act, which have been referred to the Department’s Clery Team and to the Administrative Action and Appeals Division which is standard protocol in such matters. The outcome of this matter is uncertain at this point and, based on the information available to us at present, we have not accrued any liability associated with this matter.
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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum debt service-to-earnings ratios calculated on the basis of the earnings of program graduates; one test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of discretionary earnings. If a program fails to meet at least one of the minimum ratios for one year, the institution will be required to provide a warning notice to prospective and enrolled students advising that the program may lose Title IV eligibility based on the final student debt service-to-earnings ratios for the next award year. Programs that fail to meet at least one of the minimum ratios for two years will immediately cease to be Title IV eligible for a period not less than three years.
The Department has indicated that the official 2014 gainful employment debt service-to-earnings ratios will be issued sometime during calendar year 2016. The expected timing of the issuance of the 2015 ratios has not yet been announced. We believe it is likely that some of University of Phoenix’s programs will be impacted by the regulations. However, the University ceased enrolling new students in most of the programs it believes may be impacted in connection with its initiatives to transform itself into a more focused, higher retaining and less complex institution. Students currently enrolled in these programs represent approximately 10% of the University’s Degreed Enrollment and these programs will continue for such students, who will be taught-out in due course.
Changes in student borrowing needs and practices, student loan interest rates, labor markets and other factors outside of our control could adversely impact compliance with these regulations for some of our programs in the future. The Department has not yet announced the protocol for calculating and disseminating the debt service-to-earnings ratios. Because the ratios will be issued by the Department after the measuring period, we may not know of a program’s failure to meet the tests until after the measuring period, and students enrolled in such a program could lose their access to federal financial aid before completing the program.

Apollo Education Group, Inc. | 2015 Form 10-K | 114

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Higher Learning Commission Accreditation
University of Phoenix is regionally accredited by The Higher Learning Commission (“HLC”), which provides the following:

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
The University submitted a Notice Report to HLC in November 2014 providing evidence that the University has ameliorated those conditions that led to the Notice status and continues to meet relevant accreditation requirements. The HLC Board of Trustees subsequently removed the University from Notice status, effective June 25, 2015.
The University remains assigned by HLC to the Standard Pathway reaffirmation process, pursuant to which the University will host a comprehensive evaluation visit in 2016-2017 and will undergo its next reaffirmation process in 2022-2023.
In addition to the above, as a condition of HLC’s approval of the July 2014 changes to the voting stock trust which holds approximately 51% of our outstanding Class B common shares, the only class of Apollo voting stock, University of Phoenix hosted a visit by an HLC peer review team in December 2014 focused on ascertaining the appropriateness of the prior approval. Following the site visits, the Institutional Actions Council of HLC took final action affirming the appropriateness of the change of control approval.
90/10 Rule
To remain eligible to participate in Title IV programs, proprietary institutions of higher education must comply with the so-called “90/10 Rule” under the Higher Education Act, as reauthorized, and must derive 90% or less of their cash basis revenue, as defined in the rule, from Title IV programs. The 90/10 Rule percentage for University of Phoenix was 80% for fiscal year 2015. Based on recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2016. However, the 90/10 Rule percentage for the University remains high and could exceed 90% in the future depending on the impact of future changes in the University’s enrollment mix, and regulatory and other factors outside our control, including any reduction in military benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation. In October 2015, University of Phoenix was placed on probationary status in respect of its participation in the U.S. Department of Defense Tuition Assistance Program for active duty military personnel. During this probation, newly enrolled active duty military personnel will not be eligible to participate in this program, the funding under which represented less than 1% of the University’s net revenue in fiscal year 2015.
Student Loan Cohort Default Rates
To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. An educational institution loses eligibility to participate in Title IV programs if its cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. University of Phoenix’s cohort default rate for the 2012 federal fiscal year was 13.5%.
U.S. Department of Defense Tuition Assistance Program
On October 7, 2015, University of Phoenix was placed on probationary status by the U.S. Department of Defense (“DoD”) in respect of the University’s participation in the DoD Tuition Assistance Program for active duty military personnel, while the DoD is considering whether to terminate the Voluntary Education Partnership Memorandum of Understanding with the University (“DoD MOU”). The DoD MOU is the basis on which the University’s active duty military students participate in the DoD Tuition Assistance Program. While on probationary status, currently eligible enrolled students will remain eligible to participate in the Tuition Assistance Program, but newly enrolled or transfer students of the University will not be eligible. While on probationary status, the University will not be permitted to sponsor activities at military installations, including job training and career events. The DoD cited various bases for its actions, including prior compliance issues relating to the use of “challenge coins” without proper trademark authorization, and sponsorship of military morale, welfare and recreation events without the specific written authorization of the officer designated in the DoD MOU, as well as the pendency of investigations by the Federal Trade Commission and the California Attorney General’s office, which are evidenced by the issuance of formal investigatory demands for information from these authorities. The DoD has informed the University that the specified prior

Apollo Education Group, Inc. | 2015 Form 10-K | 115

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compliance issues have been appropriately addressed. The FTC and California Attorney General investigatory demands for information do not include any allegations of violations and no charges have been made. The University has timely responded to the DoD with relevant information for its consideration. If the DoD MOU is terminated, currently enrolled active military students will no longer be eligible to participate in the DoD’s Tuition Assistance Program. In fiscal year 2015, funding under the DoD Tuition Assistance Program represented less than 1% of University of Phoenix’s net revenue.
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
Note 18. Segment Reporting
We operate in the education industry and our operating segments have been determined based on the method by which our chief operating decision maker evaluates performance and allocates resources. We have not aggregated any of our operating segments, which are presented in our segment reporting as follows:

•
University of Phoenix, which offers undergraduate and graduate degrees through its nine colleges in a wide range of program areas as well as various nondegree programs. A significant majority of the University’s students attend classes exclusively online, and the University also offers its educational programs and services at ground locations throughout the United States.

•	Apollo Global, which includes our institutions based outside the U.S., and its corporate operations; and

•
Other, which primarily includes Apollo Professional Development, which provides relevant programs for employers to better help them recruit, develop and retain a qualified workforce, and Apollo corporate activities.

Apollo Global acquired FAEL during the second quarter of fiscal year 2015. Apollo Global also acquired Open Colleges and Milpark Education during fiscal year 2014. The operating results for each of these entities are included in our Apollo Global operating segment from the respective acquisition dates. Apollo acquired The Iron Yard during the fourth quarter of fiscal year 2015, and its operating results are included in Other in our segment from the acquisition date. Refer to Note 4, Acquisitions.
During the fourth quarter of fiscal year 2015, we committed to a plan to sell Carnegie Learning and began presenting it as discontinued operations on our Consolidated Statements of Income for all prior periods presented. Carnegie Learning’s operating results were previously included in Other in our segment reporting, and certain additional Carnegie Learning expenses associated with University of Phoenix’s use of Carnegie Learning technology were included in our University of Phoenix reportable segment. We have revised our segment reporting for all periods presented to exclude Carnegie Learning’s operating results.
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
No individual customer accounted for more than 10% of our consolidated net revenue in fiscal years 2015, 2014 or 2013.

Apollo Education Group, Inc. | 2015 Form 10-K | 116

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial information by reportable segment is as follows:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Net revenue:
University of Phoenix	$2,148,312	$2,632,949	$3,304,464
Apollo Global	391,217	338,008	275,768
Other	26,748	25,908	33,619
Net revenue	$2,566,277	$2,996,865	$3,613,851
Operating income (loss)(1):
University of Phoenix	$257,366	$499,699	$592,191
Apollo Global(2)	(49,527)	(74,189)	(59,936)
Other(3)	(92,895)	(70,546)	(76,276)
Operating income	114,944	354,964	455,979
Reconciling items:
Interest income	3,050	2,230	1,913
Interest expense	(6,595)	(7,914)	(8,745)
Other (loss) income, net	(5,756)	(560)	2,405
Income from continuing operations before income taxes	$105,643	$348,720	$451,552
Depreciation and amortization(4):
University of Phoenix(4)	$18,002	$26,783	$45,084
Apollo Global	39,376	38,168	25,982
Other	67,925	73,859	78,712
Depreciation and amortization(4)	$125,303	$138,810	$149,778
Capital expenditures:
University of Phoenix	$12,799	$8,280	$6,992
Apollo Global	25,582	22,231	33,627
Other	59,580	70,155	78,729
Capital expenditures	$97,961	$100,666	$119,348
(1) University of Phoenix, Apollo Global and Other include restructuring and impairment charges during the periods. Refer to Note 2, Restructuring and Impairment Charges.
(2) Apollo Global includes $1.3 million and $19.0 million for acquisition and other related costs during the fiscal years ended August 31, 2015 and 2014, respectively. Apollo Global’s operating loss during the fiscal year ended August 31, 2014 also includes the reversal of approximately $11 million of foreign indirect taxes following resolution with the taxing authority, which were originally assessed and expensed in fiscal year 2013.
(3) Other includes $4.9 million and $0.8 million of acquisition and other related costs during the fiscal years ended August 31, 2015 and 2014, respectively. Other also includes litigation charges of $0.1 million and $13.9 million in fiscal years 2015 and 2014, respectively, and litigation credits of $23.2 million in fiscal year 2013.
(4) Depreciation and amortization in fiscal years 2015, 2014 and 2013 excludes $12.8 million, $7.6 million and $50.1 million, respectively, of accelerated depreciation associated with our restructuring activities.
A summary of our consolidated assets by reportable segment is as follows:

	As of August 31,
($ in thousands)	2015	2014	2013
University of Phoenix	$648,755	$824,895	$790,537
Apollo Global	592,165	680,363	359,903
Other(1)	963,875	1,587,677	1,847,507
Total assets	$2,204,795	$3,092,935	$2,997,947
(1) The majority of the assets included in Other consists of cash and cash equivalents and marketable securities.

Apollo Education Group, Inc. | 2015 Form 10-K | 117

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial information by geographical area based on country of domicile is as follows:

	Year Ended August 31,
($ in thousands)	2015	2014	2013
Net revenue:
United States	$2,175,058	$2,659,258	$3,338,243
United Kingdom	230,596	229,508	205,662
Other	160,623	108,099	69,946
Net revenue	$2,566,277	$2,996,865	$3,613,851

	As of August 31,
($ in thousands)	2015	2014	2013
Long-lived assets(1):
United States	$367,357	$430,641	$472,811
United Kingdom	158,218	172,485	169,371
Australia	139,852	191,393	—
Other	95,288	90,480	66,244
Long-lived assets	$760,715	$884,999	$708,426
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

Apollo Education Group, Inc. | 2015 Form 10-K | 118

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
During the fourth quarter of fiscal year 2015, we committed to a plan to sell Carnegie Learning and began presenting it as discontinued operations. Accordingly, we have made associated reclassifications to the unaudited consolidated quarterly financial information to conform with our current presentation. Refer to Note 3, Discontinued Operations.

	(Unaudited)
	2015				2014
	Q1 Nov. 30	Q2 Feb. 28	Q3 May 31	Q4 Aug. 31	Q1 Nov. 30	Q2 Feb. 28	Q3 May 31	Q4 Aug. 31
(In thousands, except per share data)
Net revenue	$714,525	$575,103	$676,358	$600,291	$842,709	$668,917	$789,165	$696,074
Operating income (loss)(1), (2)	64,164	(37,469)	93,284	(5,035)	174,885	15,633	120,911	43,535
Income (loss) from continuing operations	34,747	(25,696)	49,626	(11,197)	102,236	17,520	69,892	31,782
Net income (loss)	32,469	(36,138)	47,440	(19,476)	99,041	12,177	65,010	28,570
Net income (loss) attributable to Apollo	33,785	(33,610)	48,064	(18,484)	98,891	14,605	66,025	29,783
Earnings (loss) per share - Basic:(3)
Continuing operations attributable to Apollo	$0.33	$(0.21)	$0.47	$(0.09)	$0.90	$0.18	$0.64	$0.30
Discontinued operations attributable to Apollo	(0.02)	(0.10)	(0.02)	(0.08)	(0.03)	(0.05)	(0.04)	(0.03)
Basic income (loss) per share attributable to Apollo	$0.31	$(0.31)	$0.45	$(0.17)	$0.87	$0.13	$0.60	$0.27
Earnings (loss) per share - Diluted:(3)
Continuing operations attributable to Apollo	$0.33	$(0.21)	$0.46	$(0.09)	$0.90	$0.18	$0.63	$0.30
Discontinued operations attributable to Apollo	(0.02)	(0.10)	(0.02)	(0.08)	(0.03)	(0.05)	(0.04)	(0.03)
Diluted income (loss) per share attributable to Apollo	$0.31	$(0.31)	$0.44	$(0.17)	$0.87	$0.13	$0.59	$0.27
Basic weighted average shares outstanding	108,581	108,166	107,678	107,950	113,326	112,151	110,613	109,364
Diluted weighted average shares outstanding	109,378	108,166	108,623	108,694	113,960	113,380	112,082	110,839
(1) Operating income (loss) includes the following for fiscal year 2015:

•	Restructuring and impairment charges of $18.8 million, $22.5 million, $11.4 million and $29.1 million in the first, second, third and fourth quarters, respectively;

•
Acquisition and other related costs (credit), net of $3.2 million, $1.8 million and $1.7 million in the first, second and fourth quarters, respectively, and a $0.5 million credit in the third quarter principally due to a decrease in estimated contingent consideration; and

•	Litigation charges of $0.1 million in the second quarter.
(2) Operating income (loss) includes the following for fiscal year 2014:

•	Restructuring and impairment charges of $32.0 million, $15.2 million, $14.9 million and $23.2 million in the first, second, third and fourth quarters, respectively;

•
Acquisition and other related costs (credit), net of $13.0 million and $16.1 million in the second and third quarters, respectively, and a $9.3 million credit in the fourth quarter principally due to a decrease in estimated contingent consideration; and

•	Litigation charges of $9.0 million, $4.1 million and $0.8 million in the second, third and fourth quarters, respectively.
(3) Basic and diluted earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted income (loss) per share may not equal annual basic and diluted income per share.

Apollo Education Group, Inc. | 2015 Form 10-K | 119

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2015, utilizing the criteria described in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of August 31, 2015. Based on our assessment, management believes that, as of August 31, 2015, the Company’s internal control over financial reporting is effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Part II, Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended August 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Apollo Education Group, Inc. | 2015 Form 10-K | 120

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Education Group, Inc. and Subsidiaries
Phoenix, Arizona
We have audited the internal control over financial reporting of Apollo Education Group, Inc. and subsidiaries (the “Company”) as of August 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2015 of the Company, and our report dated October 22, 2015 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 22, 2015

Apollo Education Group, Inc. | 2015 Form 10-K | 121

Item 9B. Other Information
None.

Apollo Education Group, Inc. | 2015 Form 10-K | 122

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the Information Statement for Apollo Education Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2015) and such information is incorporated herein by reference.
Our employees must act ethically at all times and in accordance with the policies in our Code of Business Ethics. We require full compliance with this policy from all designated employees including our Chief Executive Officer, Interim Chief Financial Officer, and Chief Accounting Officer. We publish the policy, and any amendments or waivers to the policy, on our website located at www.apollo.edu.
Item 11. Executive Compensation
Information relating to this item appears in the Information Statement for Apollo Education Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2015) and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item appears in the Information Statement for Apollo Education Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2015) and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to this item appears in the Information Statement for Apollo Education Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2015) and such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information relating to this item appears in the Information Statement for Apollo Education Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2015) and such information is incorporated herein by reference.

Apollo Education Group, Inc. | 2015 Form 10-K | 123

PART IV
Item 15. Exhibits, Financial Statement Schedules
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

Apollo Education Group, Inc. | 2015 Form 10-K | 124

3. Exhibits
Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger by and among Carnegie Learning, Inc., Apollo Group, Inc.,† BHCL Acquisition Co. and CLI Shareholder Representative, LLC, dated August 2, 2011	10-K	No. 000-25232	2.1	October 21, 2014
2.2	First Amendment to Agreement and Plan of Merger by and among Carnegie Learning, Inc., Apollo Group, Inc., BHCL Acquisition Co. and CLI Shareholder Representative, LLC, dated August 31, 2011	10-K	No. 000-25232	2.2	October 20, 2011
2.3	Technology Assignment and License Agreement by and between Apollo Group, Inc., Carnegie Mellon University and Carnegie Learning, Inc., dated August 2, 2011	10-K	No. 000-25232	2.3	October 21, 2014
2.4	Stock Purchase Agreement by and among Apollo Group, Inc., an Arizona corporation, Apollo Global, Inc., a Delaware corporation, Carlyle U.S. Growth Fund III, L.P. /f/k/a Carlyle Venture Partners III, L.P., a Delaware limited partnership and CVP III Coinvestments, L.P., dated October 12, 2012	10-Q	No. 000-25232	2.1	January 8, 2013
2.5	Share Sale Agreement by and among the Sellers and Restrained Persons party thereto, ACN 149 902 330 Pty Limited, Apollo Global Asia-Pacific Pty Ltd and Apollo Education Group, Inc., dated December 16, 2013(1)	10-Q	No. 000-25232	2.1	April 1, 2014
3.1	Amended and Restated Articles of Incorporation of Apollo Education Group, Inc., as amended effective November 15, 2013	10-Q	No. 000-25232	3.1	January 7, 2014
3.2	Amended and Restated Bylaws of Apollo Education Group, Inc.	10-Q	No. 000-25232	3.2	January 7, 2014
10.1	Apollo Group, Inc. Long-Term Incentive Plan*	S-1	No. 33-83804	10.3	September 9, 1994
10.2	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-Q	No. 000-25232	10.5	June 28, 2007
10.3	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-K	No. 000-25232	10.3	October 27, 2009
10.4	Apollo Group, Inc. Amended and Restated Savings and Investment Plan*	10-Q	No. 000-25232	10.4	January 14, 2002
10.5	Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan*	10-K	No. 000-25232	10.5	November 14, 2005
10.6	Apollo Group, Inc. 2000 Stock Incentive Plan (as amended and restated July 31, 2015)*	8-K	No. 000-25232	10.1	August 5, 2015
10.7	Form of Performance Share Award Agreement (Apollo Global Metrics)* (used for awards from 2011-2012)	10-K	No. 000-25232	10.21	October 20, 2011
10.8	Form of Performance Share Award Agreement (Apollo Global Metrics) (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.4	June 25, 2013
10.9	Form of Performance Share Award Agreement (Apollo Group Metrics)* (used for awards from 2011-2012)	10-K	No. 000-25232	10.22	October 20, 2011
10.10	Form of Performance Share Award Agreement (Apollo Group Metrics) (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.5	June 25, 2013

Apollo Education Group, Inc. | 2015 Form 10-K | 125

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.11	Form of Cash Retention Award Agreement*	10-Q	No. 000-25232	10.1	January 8, 2013
10.12	Form of Special Cash Retention Award Agreement*	10-Q	No. 000-25232	10.6	June 25, 2013
10.13	Form of Executive Cash Retention Award Agreement* (used for awards to officers other than Gregory W. Cappelli)					X
10.14	Form of Executive Cash Retention Award Agreement* (used for awards to Gregory W. Cappelli)					X
10.15	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement* (used for awards prior to July 2011)	10-Q	No. 000-25232	10.6	June 28, 2007
10.16	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement With Limited Transferability* (used for awards in and after July 2011)	10-K	No. 000-25232	10.10	October 20, 2011
10.17	Form of Apollo Group, Inc. Non-Employee Director Restricted Stock Unit Award Agreement*	10-Q	No. 000-25232	10.7	June 28, 2007
10.18	Form of Apollo Group, Inc. Stock Option Agreement (for officers with an employment agreement)* (used for awards prior to July 2011 and for July 2012 award)	10-Q	No. 000-25232	10.3	January 8, 2009
10.19	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers with an employment agreement)* (used for July 2011 and March 2013 awards)	10-K	No. 000-25232	10.15	October 20, 2011
10.20	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers with an employment agreement) (revised June 25, 2013)* (used for awards from August 2013 to July 2014)	10-Q	No. 000-25232	10.2	June 25, 2013
10.21	Form of Apollo Education Group, Inc. Stock Option Agreement With Limited Transferability* (used for awards to Gregory W. Cappelli in and after August 2014)	10-K	No. 000-25232	10.23	October 21, 2014
10.22	Form of Non-Statutory Stock Option Agreement (for officers without an employment agreement)* (used for awards prior to July 2011)	10-Q	No. 000-25232	10.4	January 8, 2009
10.23	Form of Non-Statutory Stock Option Agreement With Limited Transferability (for officers without an employment agreement)* (used for awards from July 2011 to July 2013)	10-K	No. 000-25232	10.14	October 20, 2011
10.24	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers without an employment agreement) (revised June 25, 2013)* (used for awards from August 2013 to July 2014)	10-Q	No. 000-25232	10.1	June 25, 2013
10.25	Form of Apollo Education Group, Inc. Stock Option Agreement with Limited Transferability* (used for awards to officers other than Gregory W. Cappelli in and after August 2014)	10-K	No. 000-25232	10.27	October 21, 2014
10.26	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers with an employment agreement)* (used for awards in July 2009)	10-Q	No. 000-25232	10.1	January 8, 2009

Apollo Education Group, Inc. | 2015 Form 10-K | 126

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.27	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers without an employment agreement)* (used for awards in July 2009)	10-Q	No. 000-25232	10.2	January 8, 2009
10.28	Form of Restricted Stock Unit Award Agreement (Special Retention Award - Form A)*	10-Q	No. 000-25232	10.1	March 29, 2011
10.29	Form of Restricted Stock Unit Award Agreement (Special Retention Award - Form B)*	10-Q	No. 000-25232	10.2	March 29, 2011
10.30	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration* (used for awards from 2010 to July 2013)	10-K	No. 000-25232	10.20	October 20, 2011
10.31	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration (revised June 25, 2013)* (used for awards from August 2013 to July 2014)	10-Q	No. 000-25232	10.3	June 25, 2013
10.32	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration* (used for awards to officers other than Gregory W. Cappelli in and after August 2014)	10-K	No. 000-25232	10.34	October 21, 2014
10.33	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration* (used for awards to Gregory W. Cappelli in and after August 2014)	10-K	No. 000-25232	10.35	October 21, 2014
10.34	Form of Restricted Stock Unit Award Agreement With Performance Condition, Partial Service Vesting Acceleration and Deferral* (used for awards to Gregory W. Cappelli in and after August 2016)	10-Q	No. 000-25232	10.1	January 8, 2015
10.35	Form of Restricted Stock Unit Award Agreement With Performance Condition, Partial Service Vesting Acceleration and Deferral* (used for awards to officers other than Gregory W. Cappelli in and after August 2016)	10-Q	No. 000-25232	10.2	January 8, 2015
10.36	Deferral Election Form for Restricted Stock Unit Awards granted in and after August 2016*	10-Q	No. 000-25232	10.3	January 8, 2015
10.37	Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.1	November 5, 2007
10.38	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.2	November 5, 2007
10.39	Apollo Group, Inc. Stock Appreciation Right Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.3	November 5, 2007
10.40	Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.4	November 5, 2007
10.41	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.5	November 5, 2007
10.42	Apollo Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 6, 2011)*	10-K	No. 000-25232	10.28	October 20, 2011
10.43	Amendment to Apollo Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 6, 2011) (effective December 8, 2011)*	10-Q	No. 000-25232	10.2	January 5, 2012

Apollo Education Group, Inc. | 2015 Form 10-K | 127

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.44	Amendment to Apollo Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 6, 2011) (effective December 13, 2012)*	10-K	No. 000-25232	10.40	October 22, 2013
10.45	Apollo Group, Inc. Deferral Election Program for Non-Employee Board Members*	10-K	No. 000-25232	10.20	October 27, 2009
10.46	Apollo Group, Inc. Deferred Compensation Plan (effective February 1, 2012) (as amended and restated November 1, 2014)*	10-Q	No. 000-25232	10.1	March 25, 2015
10.47	Apollo Group, Inc. Senior Executive Severance Pay Plan (as amended and restated effective as of September 1, 2013)*	10-K	No. 000-25232	10.43	October 22, 2013
10.48	Form of Indemnification Agreement - Employee Director*	10-K	No. 000-25232	10.23	October 21, 2010
10.49	Form of Indemnification Agreement - Outside Director*	10-K	No. 000-25232	10.24	October 21, 2010
10.50	Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated September 7, 1994	S-1	No. 33-83804	10.1	September 9, 1994
10.51	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 25, 2001	10-K	No. 000-25232	10.10b	November 28, 2001
10.52	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated June 23, 2006	10-K	No. 000-25232	10.23c	October 27, 2009
10.53	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 19, 2009	10-K	No. 000-25232	10.23d	October 27, 2009
10.54	Amended and Restated Employment Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated June 5, 2014*	10-K	No. 000-25232	10.53	October 21, 2014
10.55	Offer letter between Apollo Group, Inc. and Sean Martin, dated August 23, 2010*	10-Q	No. 000-25232	10.1	January 10, 2011
10.56	Clarification letter between Apollo Group, Inc. and Sean Martin, dated September 20, 2010*	10-Q	No. 000-25232	10.2	January 10, 2011
10.57	Amendment to Special Cash Retention Award Agreement between Apollo Education Group, Inc. and Sean Martin, dated August 10, 2015*					X
10.58	Credit Agreement among Apollo Group, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents and U.S. Bank National Association, National Bank of Arizona, Morgan Stanley Bank, N.A. and Barclays Bank PLC, as Documentation Agents, dated as of April 18, 2012	10-Q	No. 000-25232	10.1	June 25, 2012
10.59	Commercial Lease between Cole of Phoenix AZ, LLC and Apollo Group, Inc., dated March 24, 2011	8-K	No. 000-25232	10.2	March 24, 2011
10.60	Offer Letter dated October 18, 2013 from Apollo Group, Inc. to J. Mitchell Bowling*	8-K	No. 000-25232	10.1	October 30, 2013
10.61	Offer letter between University of Phoenix and Timothy Slottow dated March 18, 2014*	10-Q	No. 000-25232	10.1	June 25, 2014

Apollo Education Group, Inc. | 2015 Form 10-K | 128

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.62	Offer letter between Apollo Education Group, Inc. and Joseph L. D’Amico, dated April 28, 2015*	8-K	No. 000-25232	10.1	April 28, 2015
21	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
† References in this exhibit index to Apollo Group, Inc. shall be deemed to refer to Apollo Education Group, Inc., formerly known as Apollo Group, Inc.
* Indicates a management contract or compensation plan.
(1) Portions of this exhibit have been omitted pursuant to a request for confidential treatment from the Securities and Exchange Commission.

Apollo Education Group, Inc. | 2015 Form 10-K | 129

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
Date: October 22, 2015

Apollo Education Group, Inc. | 2015 Form 10-K | 130

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter V. Sperling	Chairman and Director	October 22, 2015
Peter V. Sperling

/s/ Terri C. Bishop	Vice Chairman and Director	October 22, 2015
Terri C. Bishop

/s/ Gregory W. Cappelli	Chief Executive Officer and Director (Principal Executive Officer)	October 22, 2015
Gregory W. Cappelli

/s/ Joseph L. D’Amico	Interim Chief Financial Officer (Principal Financial Officer)	October 22, 2015
Joseph L. D’Amico

/s/ Gregory J. Iverson	Vice President, Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	October 22, 2015
Gregory J. Iverson

/s/ Dana H. Born	Director	October 22, 2015
Dana H. Born

/s/ Matthew Carter, Jr.	Director	October 22, 2015
Matthew Carter, Jr.

/s/ Richard H. Dozer	Director	October 22, 2015
Richard H. Dozer

/s/ Roy A. Herberger, Jr.	Director	October 22, 2015
Roy A. Herberger, Jr.

/s/ Ann Kirschner	Director	October 22, 2015
Ann Kirschner

/s/ Robert S. Murley	Director	October 22, 2015
Robert S. Murley

/s/ Manuel F. Rivelo	Director	October 22, 2015
Manuel F. Rivelo

/s/ Darby E. Shupp	Director	October 22, 2015
Darby E. Shupp

/s/ Allen R. Weiss	Director	October 22, 2015
Allen R. Weiss

Apollo Education Group, Inc. | 2015 Form 10-K | 131