Form 10-Q
period 2015-11-30
APOLLO EDUCATION GROUP INC
filed 2016-01-11
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
As of January 4, 2016, there were 108,064,797 shares of Apollo’s Class A common stock outstanding and 475,149 shares of Apollo’s Class B common stock outstanding.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2015

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 2

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Education Group, Inc. that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•
Changes in regulation of the U.S. education industry and eligibility of proprietary schools to participate in U.S. federal student financial aid programs, including the factors discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2015, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs” and “Regulatory Environment;”

•
The impact and effectiveness of the initiative to transform University of Phoenix into a more focused, higher retaining and less complex institution, as discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2015, under “University of Phoenix;”

•	Each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended August 31, 2015; and

•
Those factors set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended August 31, 2015 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q.

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

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 3

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	November 30, 2015	August 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$419,766	$503,705
Restricted cash and cash equivalents	209,480	198,369
Marketable securities	257,012	194,676
Accounts receivable, net	214,379	198,459
Prepaid taxes	26,795	38,371
Other current assets	57,559	48,823
Assets of business held for sale	—	40,897
Total current assets	1,184,991	1,223,300
Marketable securities	78,874	95,815
Property and equipment, net	351,602	370,281
Goodwill	173,012	247,190
Intangible assets, net	137,452	143,244
Deferred taxes	89,190	92,105
Other assets	31,457	29,129
Total assets	$2,046,578	$2,201,064
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$22,485	$14,080
Accounts payable	49,282	64,100
Student deposits	239,946	245,470
Deferred revenue	187,830	186,950
Accrued and other current liabilities	251,948	280,847
Liabilities of business held for sale	—	40,897
Total current liabilities	751,491	832,344
Long-term debt	20,782	31,566
Deferred taxes	7,928	7,729
Other long-term liabilities	169,661	172,452
Total liabilities	949,862	1,044,091
Commitments and contingencies
Redeemable noncontrolling interests	9,702	11,915
Shareholders’ equity:
Preferred stock, no par value	—	—
Apollo Class A nonvoting common stock, no par value	103	103
Apollo Class B voting common stock, no par value	1	1
Additional paid-in capital	—	—
Apollo Class A treasury stock, at cost	(3,923,029)	(3,928,419)
Retained earnings	5,092,995	5,153,452
Accumulated other comprehensive loss	(83,575)	(80,579)
Total Apollo shareholders’ equity	1,086,495	1,144,558
Noncontrolling interests	519	500
Total equity	1,087,014	1,145,058
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,046,578	$2,201,064
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 4

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
(In thousands, except per share data)	2015	2014
Net revenue	$586,021	$714,525
Costs and expenses:
Instructional and student advisory	291,327	321,574
Marketing	93,802	126,883
Admissions advisory	34,188	57,085
General and administrative	70,326	71,823
Depreciation and amortization	27,394	33,631
Provision for uncollectible accounts receivable	15,313	17,398
Restructuring and impairment charges	97,823	18,748
Acquisition and other related costs	1,097	3,219
Total costs and expenses	631,270	650,361
Operating (loss) income	(45,249)	64,164
Interest income	919	589
Interest expense	(1,456)	(1,662)
Other loss, net	(843)	(1,290)
(Loss) income from continuing operations before income taxes	(46,629)	61,801
Provision for income taxes	(12,239)	(27,054)
(Loss) income from continuing operations	(58,868)	34,747
Loss from discontinued operations, net of tax	(3,259)	(2,278)
Net (loss) income	(62,127)	32,469
Net loss attributable to noncontrolling interests	1,362	1,316
Net (loss) income attributable to Apollo	$(60,765)	$33,785
Earnings (loss) per share - Basic:
Continuing operations attributable to Apollo	$(0.53)	$0.33
Discontinued operations attributable to Apollo	(0.03)	(0.02)
Basic (loss) income per share attributable to Apollo	$(0.56)	$0.31
Earnings (loss) per share - Diluted:
Continuing operations attributable to Apollo	$(0.53)	$0.33
Discontinued operations attributable to Apollo	(0.03)	(0.02)
Diluted (loss) income per share attributable to Apollo	$(0.56)	$0.31
Basic weighted average shares outstanding	108,446	108,581
Diluted weighted average shares outstanding	108,446	109,378
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 5

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2015	2014
Net (loss) income	$(62,127)	$32,469
Other comprehensive (loss) income (net of tax):
Currency translation loss(1)	(3,564)	(17,780)
Change in fair value of available-for-sale securities(1)	(99)	(74)
Comprehensive (loss) income	(65,790)	14,615
Comprehensive loss attributable to noncontrolling interests	2,029	5,872
Comprehensive (loss) income attributable to Apollo	$(63,761)	$20,487
(1) The tax effect on each component of other comprehensive (loss) income during the three months ended November 30, 2015 and 2014, respectively, was not significant.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 6

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock				Additional Paid-in Capital	Apollo Class A Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Class A Nonvoting		Class B Voting
	Shares	Stated Value	Shares	Stated Value
(In thousands)						Shares	Cost
Balance as of August 31, 2015	188,007	$103	475	$1	$—	80,082	$(3,928,419)	$5,153,452	$(80,579)	$1,144,558	$500	$1,145,058	$11,915
Share repurchases	—	—	—	—	—	64	(517)	—	—	(517)	—	(517)	—
Share reissuances	—	—	—	—	(6,050)	(174)	5,907	143	—	—	—	—	—
Net tax effect for stock incentive plans	—	—	—	—	(3,470)	—	—	—	—	(3,470)	—	(3,470)	—
Share-based compensation	—	—	—	—	9,520	—	—	—	—	9,520	—	9,520	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(2,897)	(2,897)	(25)	(2,922)	(642)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	(99)	(99)	—	(99)	—
Redemption value adjustments	—	—	—	—	—	—	—	165	—	165	—	165	(165)
Net (loss) income	—	—	—	—	—	—	—	(60,765)	—	(60,765)	44	(60,721)	(1,406)
Balance as of November 30, 2015	188,007	$103	475	$1	$—	79,972	$(3,923,029)	$5,092,995	$(83,575)	$1,086,495	$519	$1,087,014	$9,702

Balance as of August 31, 2014	188,007	$103	475	$1	$—	79,585	$(3,936,607)	$5,143,949	$(27,320)	$1,180,126	$676	$1,180,802	$64,527
Share repurchases	—	—	—	—	—	755	(20,064)	—	—	(20,064)	—	(20,064)	—
Share reissuances	—	—	—	—	(10,308)	(227)	9,319	1,206	—	217	—	217	—
Net tax effect for stock incentive plans	—	—	—	—	(2,067)	—	—	—	—	(2,067)	—	(2,067)	—
Share-based compensation	—	—	—	—	10,711	—	—	—	—	10,711	—	10,711	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(13,224)	(13,224)	(90)	(13,314)	(4,466)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	(74)	(74)	—	(74)	—
Redemption value adjustments	—	—	—	—	—	—	—	472	—	472	—	472	(472)
Net income (loss)	—	—	—	—	—	—	—	33,785	—	33,785	44	33,829	(1,360)
Other	—	—	—	—	1,664	—	—	—	—	1,664	—	1,664	—
Balance as of November 30, 2014	188,007	$103	475	$1	$—	80,113	$(3,947,352)	$5,179,412	$(40,618)	$1,191,546	$630	$1,192,176	$58,229
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 7

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2015	2014
Operating activities:
Net (loss) income	$(62,127)	$32,469
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation	9,520	10,711
Excess tax benefits from share-based compensation	—	(229)
Depreciation and amortization	27,394	36,404
Accelerated depreciation included in restructuring	2,953	3,086
Impairment charges and loss on asset dispositions	73,393	972
Non-cash foreign currency loss, net	352	535
Provision for uncollectible accounts receivable	15,313	17,398
Deferred income taxes	3	2,938
Changes in assets and liabilities:
Restricted cash and cash equivalents	(10,973)	(3,298)
Accounts receivable	(32,899)	(50,331)
Prepaid taxes	11,612	19,989
Other assets	(9,915)	(13,032)
Accounts payable	(14,690)	5,156
Student deposits	(4,880)	(26,138)
Deferred revenue	2,087	29,822
Accrued and other liabilities	(26,010)	(48,153)
Net cash (used in) provided by operating activities	(18,867)	18,299
Investing activities:
Purchases of property and equipment	(14,456)	(20,337)
Purchases of marketable securities	(109,715)	(59,490)
Maturities and sales of marketable securities	62,776	53,974
Other investing activities	(196)	405
Net cash used in investing activities	(61,591)	(25,448)
Financing activities:
Payments on borrowings	(3,448)	(596,789)
Proceeds from borrowings	926	3,563
Share repurchases	(517)	(20,064)
Share reissuances	—	217
Excess tax benefits from share-based compensation	—	229
Payment for contingent consideration	—	(21,371)
Net cash used in financing activities	(3,039)	(634,215)
Exchange rate effect on cash and cash equivalents	(442)	(2,473)
Net decrease in cash and cash equivalents	(83,939)	(643,837)
Cash and cash equivalents, beginning of period	503,705	1,228,813
Cash and cash equivalents, end of period	$419,766	$584,976
Supplemental disclosure of cash flow and non-cash information:
Cash paid for income taxes, net of refunds	$—	$3,214
Cash paid for interest	1,392	1,701
Restricted stock units vested and released	1,430	5,499
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 8

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 9

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies
Apollo Education Group, Inc. is one of the world’s largest private education providers, serving students since 1973. We offer undergraduate, graduate, certificate and nondegree educational programs and services, online and on-campus, principally to working learners in the U.S. and abroad. Refer to Note 17, Segment Reporting, for further information regarding our institutions and operating segments.
Our fiscal year is from September 1 to August 31.
Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in our opinion, reflect all adjustments of a normal, recurring nature that are necessary for the fair presentation of our financial condition, results of operations and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. Therefore, this information should be read in conjunction with the audited consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K as filed with the SEC on October 22, 2015. We consistently applied the accounting policies described in the notes to our consolidated financial statements included in our 2015 Annual Report on Form 10-K in preparing these unaudited interim condensed consolidated financial statements.
Use of Estimates
The preparation of these financial statements in accordance with GAAP requires management to make certain estimates, assumptions and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Although we believe our estimates, assumptions and judgments are reasonable, actual results may differ materially from our estimates under different assumptions, judgments or conditions.
Principles of Consolidation
These financial statements include the assets, liabilities, revenues and expenses of Apollo Education Group, Inc., our wholly-owned subsidiaries, and other subsidiaries that we control. We eliminate intercompany transactions and balances in consolidation.
Seasonality
Our operations are generally subject to seasonal trends, which vary depending on the subsidiary. We have historically experienced, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments including, but not limited to, the following:

•	University of Phoenix - University of Phoenix generally has lower net revenue in our second fiscal quarter (December through February) compared to other quarters due to holiday breaks.

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

Because of the seasonal nature of our business and other factors, the results of operations for the three months ended November 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2016.
Reclassifications
We reclassified prior periods for the following to conform to our current presentation:

•
During the fourth quarter of fiscal year 2015, we began presenting Carnegie Learning, Inc.’s operating results as discontinued operations on our Condensed Consolidated Statements of Operations. Refer to Note 3, Discontinued Operations.

•
During the first quarter of fiscal year 2016, we began presenting all deferred tax assets and liabilities as noncurrent on our Condensed Consolidated Balance Sheets as discussed further in Recent Accounting Pronouncements below.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 10

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 during our first quarter of fiscal year 2016 on a retrospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on our August 31, 2015 Condensed Consolidated Balance Sheet, which increased noncurrent deferred tax assets $64.7 million and decreased noncurrent deferred tax liabilities $3.7 million.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. We early adopted ASU 2015-16 during our first quarter of fiscal year 2016, which had no impact on our financial statements, and we will apply the new guidance to future adjustments to provisional amounts.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. We adopted ASU 2014-08 during our first quarter of fiscal year 2016, which had no impact on our financial statements, and we will apply the new guidance to applicable components that are determined to be held for sale or disposed in future periods.
Future Accounting Pronouncements
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
Subsequent Events
On December 10, 2015, we acquired all of the outstanding shares of Career Partner GmbH (“Career Partner”) for an initial cash payment of €96 million (equivalent to approximately $105 million on the transaction date), plus a future contingent payment of up to €11 million (equivalent to approximately $12 million on the transaction date) calculated principally based on Career Partner’s operating results for calendar year 2016. Career Partner is a provider of education and training programs in Germany, and this acquisition supports our strategy to diversify and expand our global operations. The transaction will be accounted for as a business combination and Career Partner’s operating results will be included in our consolidated financial statements from the acquisition date. Career Partner’s operating results are not material to our consolidated financial statements, and we have not yet completed the related purchase price allocation principally due to the recent acquisition date.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 11

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Restructuring and Impairment Charges
Restructuring and impairment charges include the following for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2015	2014
Restructuring charges	$24,430	$18,748
Goodwill impairments(1)	73,393	—
Restructuring and impairment charges	$97,823	$18,748
(1) Refer to Note 7, Goodwill and Intangibles, for discussion of the goodwill impairment charges recorded during the first quarter of fiscal year 2016.
Restructuring Charges
We have implemented various restructuring activities during prior fiscal years and remain focused on reengineering our business processes and educational delivery systems to reduce costs to align with our lower enrollment and revenue, and to improve the efficiency and effectiveness of our services to students. The activities initiated in prior years and those initiated in fiscal year 2016 are described below. Additionally, we intend to further reduce costs in future periods to align with our lower enrollment and revenue, and expect to incur material charges associated with other future restructuring activities.
The following summarizes the restructuring charges in our segment reporting format for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2015	2014
University of Phoenix	$19,090	$10,223
Apollo Global	404	58
Other	4,936	8,467
Restructuring charges	$24,430	$18,748
The following details the changes in our restructuring liabilities during the three months ended November 30, 2015:

	Lease and Related Costs, Net		Severance and Other Employee Separation Costs		Other Restructuring Related Costs		Total
($ in thousands)	2016 Restructuring	Prior Year Restructuring(1)	2016 Restructuring	Prior Year Restructuring(1)	2016 Restructuring	Prior Year Restructuring(1)
August 31, 2015	$—	$74,990	$—	$8,210	$—	$90	$83,290
Expense	—	10,479	10,380	1,058	210	2,303	24,430
Other	—	(387)	(53)	—	—	(1,211)	(1,651)
Payments	—	(12,662)	(3,158)	(5,257)	—	(813)	(21,890)
November 30, 2015(2)	$—	$72,420	$7,169	$4,011	$210	$369	$84,179
(1) We have incurred $430 million of cumulative costs associated with restructuring activities initiated prior to fiscal year 2016, which include lease exit, employee separation, and other related costs of $267 million, $114 million and $49 million, respectively. These cumulative costs have been reflected in our segment reporting as follows: $319 million in University of Phoenix, $19 million in Apollo Global, and $92 million in Other.
(2) The gross, undiscounted obligation associated with our restructuring liabilities as of November 30, 2015 was approximately $147 million, which principally represents costs for non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.
Activities Initiated in Prior Years
Our restructuring activities initiated prior to fiscal year 2016 principally include rationalizing our leased administrative office facilities, closing approximately 150 University of Phoenix ground locations, and workforce reductions. During the three months ended November 30, 2015, we incurred $13.8 million of expense for these prior year activities. The substantial majority of the expense represents initial charges for the estimated fair value of future contractual operating lease obligations which are recorded when we cease using the respective facility, and an increase in our estimated future cash payments associated with exiting additional space at other locations included in the rationalization plan. We measure lease obligations at fair value using a

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 12

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates which have ranged between 3%-6% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.
As of November 30, 2015, we had approximately $66 million of remaining lease obligations associated with the locations that we expect to close as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We will incur lease obligation charges for these locations when we cease using the respective facilities. We will also continue to incur interest accretion, and may record additional adjustments in future periods for the estimated obligations associated with facilities we have already exited.
Activities Initiated in Fiscal Year 2016
During the three months ended November 30, 2015, we incurred $10.6 million of expense for new restructuring activities initiated during fiscal year 2016. Substantially all of the expense represents severance and other employee separation costs associated with the elimination of approximately 700 positions. The expense associated with these activities for the three months ended November 30, 2015 is reflected in our segment reporting as follows: $8.2 million in University of Phoenix, $0.2 million in Apollo Global and $2.2 million in Other.
Note 3. Discontinued Operations
During the first quarter of fiscal year 2016, we completed the sale of Carnegie Learning for a nominal amount resulting in a $2.8 million loss on sale. We do not have significant continuing involvement with Carnegie Learning after the sale.
During fiscal year 2015, we began presenting Carnegie Learning’s assets and liabilities as held for sale on our Condensed Consolidated Balance Sheets and its operating results as discontinued operations on our Condensed Consolidated Statements of Operations for all periods presented. As discussed further in Note 17, Segment Reporting, Carnegie Learning’s operating results were previously included in Other in our segment reporting, and certain additional Carnegie Learning expenses associated with University of Phoenix’s use of Carnegie Learning technology were included in our University of Phoenix reportable segment.
The major components of Carnegie Learning’s assets and liabilities presented separately as held for sale on our Condensed Consolidated Balance Sheets as of August 31, 2015 are as follows:

($ in thousands)	As of August 31, 2015
Cash	$10,220
Accounts receivable, net	10,327
Property and equipment, net	15,912
Intangible assets, net	14,100
Other	3,972
Allowance for reduction of assets of business held for sale	(13,634)
Total assets	$40,897

Deferred revenue	$35,602
Other	5,295
Total liabilities	$40,897

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 13

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes Carnegie Learning’s operating results for the respective periods, which are presented in loss from discontinued operations, net of tax on our Condensed Consolidated Statements of Operations:

	Three Months Ended November 30,
($ in thousands)	2015	2014
Net revenue	$2,993	$4,527
Costs and expenses:
Loss on sale	2,773	—
Other	4,519	8,192
Loss from discontinued operations before income taxes	(4,299)	(3,665)
Benefit from income taxes	1,040	1,387
Loss from discontinued operations, net of tax	$(3,259)	$(2,278)
The operating results of our discontinued operations only includes revenues and costs directly attributable to the discontinued operations. Accordingly, no interest expense or general corporate overhead has been allocated to Carnegie Learning. Additionally, we ceased depreciation on Carnegie Learning’s property and equipment when we determined it was held for sale.
Note 4. Acquisitions
During fiscal year 2015, we completed the following acquisitions to support our strategy to diversify and expand our professional development offerings and global operations:

•
The Iron Yard - On June 11, 2015, we acquired a 62% interest in TIY Academy, LLC (“The Iron Yard”), a provider of nondegree information technology bootcamp programs in the United States, for $15.9 million.

•
FAEL - On December 4, 2014, we acquired a 75% interest in Sociedade Técnica Educacional da Lapa S.A., a provider of postsecondary educational programs in Brazil under the name Faculdade da Educacional da Lapa (“FAEL”). We made an initial cash payment of R$73.8 million (equivalent to $28.9 million on the acquisition date), and the acquisition includes a potential contingent consideration payment in the future that is principally based on FAEL’s calendar year 2018 net revenue. The contingent payment has a maximum of approximately R$34 million (equivalent to $9.1 million as of November 30, 2015), and its fair value on the acquisition date was insignificant based on our estimate of FAEL’s future revenue in relation to the contingent payment threshold as defined in the acquisition agreement.

We accounted for these acquisitions as business combinations, and the operating results of The Iron Yard and FAEL are included in our consolidated financial statements from respective acquisition dates. We have not provided pro forma information or the revenue and operating results of the acquired entities because their results of operations are not material, either individually or in the aggregate, to our consolidated results of operations in the respective periods of acquisition. The purchase price allocations are summarized below:

($ in thousands)	The Iron Yard	FAEL
Tangible assets (net of acquired liabilities)	$5,262	$(2,807)
Indefinite-lived intangibles	—	15,163
Finite-lived intangibles	4,690	5,394
Goodwill	15,888	14,538
Total assets acquired and liabilities assumed, net	25,840	32,288
Less: Fair value of redeemable noncontrolling interests	(9,900)	(3,437)
Total fair value of consideration transferred	15,940	28,851
Less: Cash acquired	(5,401)	(7,685)
Cash paid for acquisition, net of cash acquired	$10,539	$21,166

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 14

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Financial Instruments
We invest our excess cash in a variety of marketable securities, which are all classified as available-for-sale. The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by financial instrument category as of the respective periods:

	November 30, 2015
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$496,494	$—	$—	$496,494	$496,494	$—	$—
Level 1:
Money market funds	105,325	—	—	105,325	105,325	—	—
Level 2:
Corporate bonds	175,257	40	(437)	174,860	954	128,158	45,748
Tax-exempt municipal bonds	99,267	61	(62)	99,266	1,344	73,120	24,802
Time deposits	50,315	—	—	50,315	25,129	25,186	—
Other	38,917	4	(49)	38,872	—	30,548	8,324
Total	$965,575	$105	$(548)	$965,132	$629,246	$257,012	$78,874

	August 31, 2015
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$564,225	$—	$—	$564,225	$564,225	$—	$—
Level 1:
Money market funds	107,408	—	—	107,408	107,408	—	—
Level 2:
Corporate bonds	137,283	16	(271)	137,028	1,823	82,047	53,158
Tax-exempt municipal bonds	97,022	68	(60)	97,030	2,408	61,530	33,092
Time deposits	50,267	—	—	50,267	25,110	25,157	—
Other	36,634	10	(37)	36,607	1,100	25,942	9,565
Total	$992,839	$94	$(368)	$992,565	$702,074	$194,676	$95,815
(1) Cash and cash equivalents includes restricted cash and cash equivalents.
We measure our financial instruments at fair value on a recurring basis as follows:

•	Money market funds - We use Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets.

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

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 15

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Accounts Receivable, Net
Accounts receivable, net consist of the following as of the respective periods:

($ in thousands)	November 30, 2015	August 31, 2015
Student accounts receivable	$254,244	$234,204
Less allowance for doubtful accounts	(48,038)	(42,259)
Net student accounts receivable	206,206	191,945
Other receivables	8,173	6,514
Total accounts receivable, net	$214,379	$198,459
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2015	2014
Beginning allowance for doubtful accounts	$42,259	$50,145
Provision for uncollectible accounts receivable	15,313	17,398
Write-offs, net of recoveries	(9,491)	(14,406)
Currency translation adjustment	(43)	(455)
Ending allowance for doubtful accounts	$48,038	$52,682
Note 7. Goodwill and Intangibles
The following details changes in our goodwill by reportable segment during the three months ended November 30, 2015:

($ in thousands)	University of Phoenix	Apollo Global	Other	Total
Goodwill as of August 31, 2015	$71,812	$142,599	$32,779	$247,190
Impairment(1)	(71,812)	—	(1,581)	(73,393)
Currency translation adjustment	—	(785)	—	(785)
Goodwill as of November 30, 2015	$—	$141,814	$31,198	$173,012
(1) During the first quarter of fiscal year 2016, we recorded impairment charges of $71.8 million and $1.6 million for our University of Phoenix and Western International University reporting units, respectively.
Intangibles consist of the following as of the respective periods:

	November 30, 2015				August 31, 2015
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount
Accreditations and designations	$21,628	$(7,850)	$(3,050)	$10,728	$21,628	$(6,972)	$(3,153)	$11,503
Trademarks	21,019	(3,380)	(2,921)	14,718	21,019	(2,942)	(3,034)	15,043
Curriculum	19,715	(8,424)	(2,462)	8,829	19,715	(7,361)	(2,470)	9,884
Student and customer relationships	5,437	(2,805)	(2,026)	606	5,517	(2,632)	(1,975)	910
Other	3,770	(768)	(740)	2,262	3,746	(597)	(633)	2,516
Total finite-lived intangibles	71,569	(23,227)	(11,199)	37,143	71,625	(20,504)	(11,265)	39,856
Trademarks	101,637	—	(12,559)	89,078	101,637	—	(9,906)	91,731
Accreditations and designations	14,470	—	(3,239)	11,231	14,470	—	(2,813)	11,657
Total indefinite-lived intangibles	116,107	—	(15,798)	100,309	116,107	—	(12,719)	103,388
Total intangible assets, net	$187,676	$(23,227)	$(26,997)	$137,452	$187,732	$(20,504)	$(23,984)	$143,244

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 16

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated future amortization expense of our finite-lived intangibles as of November 30, 2015 is as follows:

($ in thousands)	Remainder of 2016	2017	2018	2019	2020	2021	Thereafter	Total
Estimated future amortization expense(1)	$7,968	$9,917	$7,375	$3,359	$1,975	$1,794	$4,755	$37,143
(1) Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
Goodwill Impairment
Our market capitalization declined significantly during the first quarter of fiscal year 2016 after we reported our fourth quarter fiscal year 2015 results and our business outlook for fiscal year 2016. We believe the decline in the first quarter of fiscal year 2016 was attributable to University of Phoenix’s lower enrollment, increasing risk associated with the proprietary education sector, and uncertainty associated with its strategy to transform into a more focused, higher retaining and less complex institution. Although we believe the University’s new strategy in the longer term will improve retention and graduation rates and help stabilize enrollment, the associated initiatives have accelerated the enrollment decline at the University and we expect they will negatively impact its cash flows in the short-term. Based on the decline in market capitalization, we performed an interim goodwill impairment analysis for University of Phoenix in the first quarter of fiscal year 2016.
University of Phoenix represents the substantial majority of our consolidated operating results and, as discussed above, we believe our market capitalization decline in the first quarter of fiscal year 2016 was attributable to the University. Accordingly, we estimated the fair value of our University of Phoenix reporting unit using a market-based valuation approach, which incorporated assumptions that we believe would be a reasonable market participant’s view of the increased risk and uncertainty associated with the University and its expected future cash flows. The market-based approach included multiples derived from comparable companies with consideration of the University’s current operating trends and transformational strategy in relation to the other companies. Our interim step one goodwill impairment analysis resulted in a lower estimated fair value for University of Phoenix compared to its carrying value. Based on the University’s estimated fair value and a hypothetical purchase price allocation, we determined the University would have no implied goodwill. Accordingly, we recorded a $71.8 million impairment charge in the first quarter of fiscal year 2016 representing the University’s entire goodwill balance. We did not record an income tax benefit associated with this charge as the University’s goodwill is not deductible for tax purposes.
During the first quarter of fiscal year 2016, we also recorded a $1.6 million goodwill impairment charge representing the entire goodwill balance for our Western International University reporting unit. Western International University operates in the same sector of the U.S. proprietary education industry as University of Phoenix.
We did not record any impairment charges associated with our other reporting units as we do not believe there have been any events or changes in circumstances since their respective most recent annual impairment tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. As part of this consideration, we compared the sum of the estimated fair values of our reporting units to our market capitalization in the first quarter of fiscal year 2016, plus an assumed control premium to acquire a controlling interest in Apollo. Apollo is a “Controlled Company” under Nasdaq listing rules and our market capitalization is based solely on our nonvoting publicly traded Class A common stock. Based on our evaluation, the fair values of our reporting units were reasonable in relation to our market capitalization. However, we may be required to record additional goodwill impairment charges in the future if our critical assumptions deteriorate or our market capitalization declines further.
Note 8. Fair Value Measurements
We measure and disclose certain financial instruments at fair value as described in Note 5, Financial Instruments. Liabilities measured at fair value on a recurring basis, all of which are included in other liabilities on our Condensed Consolidated Balance Sheets, consist of the following as of November 30, 2015 and August 31, 2015:

		Fair Value Measurements at Reporting Dates Using
	Fair Value as of Respective Reporting Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Contingent consideration as of November 30, 2015	$7,542	$—	$—	$7,542
Contingent consideration as of August 31, 2015	$7,499	$—	$—	$7,499

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 17

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2015	2014
Beginning balance	$7,499	$41,893
Change in fair value included in net income	43	(1,121)
Payment for contingent consideration(1)	—	(34,480)
Ending balance	$7,542	$6,292
(1) During fiscal year 2015, we paid $34.5 million to settle the contingent consideration for our Open Colleges acquisition, which was initially measured at $21.4 million based on information available as of the acquisition date.
As of November 30, 2015, we have a $7.5 million contingent consideration liability, which resulted from our purchase of the noncontrolling interest in Apollo Global during fiscal year 2013 and is based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. The liability is measured at fair value using Level 3 inputs included in the valuation method. The inputs include estimated operating results scenarios for the applicable performance period, probability weightings assigned to operating results scenarios and the discount rates applied. We did not change our valuation techniques associated with recurring fair value measurements from prior periods.
Liabilities measured at fair value on a nonrecurring basis during the three months ended November 30, 2015 are included in other liabilities on our Condensed Consolidated Balance Sheets and consist of the following:

		Fair Value Measurements at Measurement Date Using
($ in thousands)	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Three Months Ended November 30, 2015
Restructuring obligations	$7,671	$—	$—	$7,671	$7,671
During the three months ended November 30, 2015, we recorded $7.7 million of aggregate initial lease obligations at fair value associated with our restructuring activities. We recorded obligation liabilities on the dates we ceased using the respective facilities, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 2, Restructuring and Impairment Charges.
Note 9. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of the respective periods:

($ in thousands)	November 30, 2015	August 31, 2015
Salaries, wages and benefits	$55,036	$74,454
Student discounts, grants and scholarships	49,009	44,682
Restructuring obligations	41,892	38,921
Legal and other professional obligations	27,190	23,961
Deferred rent and other lease liabilities	10,627	12,181
Curriculum materials	9,528	11,690
Advertising	8,850	21,931
Other	49,816	53,027
Total accrued and other current liabilities	$251,948	$280,847

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 18

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term liabilities consist of the following as of the respective periods:

($ in thousands)	November 30, 2015	August 31, 2015
Deferred rent and other lease liabilities	$47,980	$49,745
Restructuring obligations	42,287	44,369
Deferred gains on sale-leasebacks	19,799	20,168
Deferred revenue	17,581	16,687
Other	42,014	41,483
Total other long-term liabilities	$169,661	$172,452
Note 10. Debt
Debt and short-term borrowings consist of the following as of the respective periods:

($ in thousands)	November 30, 2015	August 31, 2015
Revolving Credit Facility	$—	$—
Capital lease obligations	13,856	16,863
Other	29,411	28,783
Total debt	43,267	45,646
Less short-term borrowings and current portion of long-term debt	(22,485)	(14,080)
Long-term debt	$20,782	$31,566
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
We had no outstanding borrowings under the Revolving Credit Facility as of November 30, 2015 and August 31, 2015, but we had approximately $59 million and $41 million of outstanding letters of credit as of the respective periods. Subsequent to November 30, 2015, we borrowed $50 million under the Revolving Credit Facility to use in our acquisition of Career Partner. Refer to Note 1, Nature of Operations and Significant Accounting Policies.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from Prime + 25 to 85 basis points.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at November 30, 2015 and August 31, 2015.
Other debt principally includes debt at subsidiaries of Apollo Global and other obligations. The weighted average interest rate on our outstanding other debt at both November 30, 2015 and August 31, 2015 was 5.6%.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.
Note 11. Income Taxes
We have historically determined our interim income tax provision by applying our estimated effective income tax rate expected to be applicable for the full fiscal year to our income before income taxes for the period. Our effective income tax rate is dependent upon several factors, such as tax rates in state and foreign jurisdictions and the relative amount of income we earn in such jurisdictions. In determining our full year estimate, we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes. We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 19

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As further discussed in Note 7, Goodwill and Intangibles, there is significant uncertainty associated with University of Phoenix’s future operating results due to competitive factors and its initiatives to transform itself into a more focused, higher retaining and less complex institution. Based primarily on this uncertainty, we used the discrete method to calculate our interim tax provision for the first quarter of fiscal year 2016. Under the discrete method, we determined our tax expense for the interim period based on actual results as if the interim period were an annual period, which we believe provides a more reasonable interim income tax provision than the continued use of the estimated annual effective tax rate method. Our first quarter fiscal year 2016 effective income tax rate for continuing operations was also significantly impacted by the goodwill impairment charge for our University of Phoenix reporting unit, which was not deductible for tax purposes. Refer to Note 7, Goodwill and Intangibles.
During fiscal year 2015, the Internal Revenue Service (“IRS”) completed its review of our United States federal income tax return for fiscal year 2014. Our United States federal income tax return for fiscal year 2013 is currently open for review by the IRS and we are also participating in the IRS’s Compliance Assurance Process for fiscal years 2015 and 2016, which is a voluntary program in which taxpayers seek to resolve all or most issues with the IRS prior to or soon after filing their United States federal income tax returns. Additionally, we are subject to numerous ongoing audits by state, local and foreign tax authorities with various tax years as early as 2007 that remain subject to examination.
Although we believe our tax accruals are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.
Note 12. Shareholders’ Equity and Redeemable Noncontrolling Interests
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of November 30, 2015. There is no expiration date on the repurchase authorizations and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
We also repurchase shares in connection with tax withholding requirements associated with the release of vested share-based awards, which do not fall under the repurchase program described above.
The following summarizes our share repurchase activity for the respective periods:

	Three Months Ended November 30,
(In thousands, except per share data)	2015	2014
Share repurchases under share repurchase program:
Number of shares repurchased	—	677
Weighted average purchase price per share	$—	$26.72
Cost of share repurchases	$—	$18,092
Share repurchases related to vesting of share-based awards:
Number of shares repurchased	64	78
Cost of share repurchases	$517	$1,972
Share Reissuances
We reissue our Class A common stock from our treasury stock as a result of the release of shares associated with share-based awards and purchases under our employee stock purchase plan. Share reissuances were as follows for the respective periods:

	Three Months Ended November 30,
(In thousands)	2015	2014
Number of shares reissued	174	227

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 20

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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended November 30,
(In thousands, except per share data)	2015	2014
Numerator:
Net (loss) income attributable to Apollo (basic and diluted)	$(60,765)	$33,785
Denominator:
Basic weighted average shares outstanding	108,446	108,581
Dilutive effect of restricted stock units and performance share awards(1)	—	618
Dilutive effect of stock options(1)	—	179
Diluted weighted average shares outstanding	108,446	109,378
Basic (loss) income per share attributable to Apollo	$(0.56)	$0.31
Diluted (loss) income per share attributable to Apollo	$(0.56)	$0.31

Anti-dilutive securities excluded from diluted (loss) income per share:
Anti-dilutive restricted stock units and performance share awards outstanding(1)	4,385	316
Anti-dilutive stock options outstanding(1)	3,716	2,476
 (1) Due to the loss from continuing operations attributable to Apollo during the three months ended November 30, 2015, no dilutive share-based awards were included in the calculation of diluted loss per share because they would have been anti-dilutive.
Note 14. Share-Based Compensation
The following details share-based compensation expense for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2015	2014
Instructional and student advisory	$2,784	$2,982
Marketing	764	836
Admissions advisory	165	261
General and administrative	5,754	5,880
Restructuring and impairment charges	53	752
Share-based compensation expense	$9,520	$10,711
In accordance with our Amended and Restated 2000 Stock Incentive Plan, we granted 568,000 restricted stock units and performance share awards during the three months ended November 30, 2015. The granted awards had a weighted average grant date fair value per share of $7.50. As of November 30, 2015, we had $61.6 million and $3.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested restricted stock units and performance share awards, respectively. This expense is expected to be recognized over a weighted average period of 2.7 years.
In accordance with our Amended and Restated 2000 Stock Incentive Plan, we granted 4,000 stock options during the three months ended November 30, 2015. The weighted average grant date fair value and the weighted average exercise price of the options granted were $4.12 and $10.35, respectively. As of November 30, 2015, we had $8.9 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.8 years.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 21

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15. Commitments and Contingencies
Surety Bonds
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid. As of November 30, 2015, the face amount of these surety bonds was approximately $11 million.
Letters of Credit
As of November 30, 2015, we had approximately $59 million of outstanding letters of credit, which support certain of our obligations and guarantees provided by our subsidiaries as part of our normal operations for which fair value is not material.
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
K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo, Western International University, Inc., University of Phoenix, Inc., Apollo Global,

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 22

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates. On October 31, 2014, the Court denied the Apollo defendants’ initial applications to have the case dismissed, concluding that plaintiffs’ complaint raised factual issues that needed to be resolved through the submission of evidence. Defendants appealed that ruling to the Division Bench of the High Court, and that appeal was denied by the Division Bench on August 17, 2015. We then filed a Special Leave Petition before the India Supreme Court on November 21, 2015, seeking leave to appeal the decision of the Division Bench. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India, including through our joint venture with HT Media Limited, may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
Attorney General Investigations
In August 2015, we received an Investigative Subpoena from the Office of the Attorney General of the State of California. The Subpoena requires us to produce documents and information regarding the business and practices of University of Phoenix relating to members and former members of the U.S. military and California National Guard, including marketing, recruiting, billing, financial aid, accommodation and other services for military personnel, compliance with federal Executive Order 13607 (Establishing Principles of Excellence for Educational Institutions Serving Service Members, Veterans, Spouses, and Other Family Members), and use of U.S. military logos and emblems in marketing, for the time period of July 1, 2010 to the present. We are cooperating with the Attorney General in this matter. We cannot predict the eventual scope, duration or outcome of this matter at this time, but we expect to provide to the Attorney General’s office information relating to aspects of our operations that is not limited to military students.
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
Because of the many questions of fact and law that may arise, the outcome of these state Attorneys General investigative proceedings is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for these matters and, accordingly, we have not accrued any liability associated with these matters.
In addition, from time to time, we receive requests for information from state Attorneys General, accrediting bodies, state higher education regulatory bodies and other federal and state government agencies relating to investigations or inquiries being conducted by other state or federal agencies, pending litigation or specific complaints received from students or former students. These requests can be broad and time consuming to respond to, and there is a risk that they could expand and/or lead to a formal inquiry or investigation into our practices. We have received such a request from the Wisconsin Department of Justice for information relating to programs offered by University of Phoenix to Wisconsin residents.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 23

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
In addition, in August 2015, we received a notice from the FTC that it had commenced an inquiry into University of Phoenix’s practices and procedures for safeguarding student and staff personal information, which inquiry has since been closed without any adverse action.
Because of the many questions of fact and law that may arise, the outcome of the FTC investigation is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this matter and, accordingly, we have not accrued any liability associated with this matter.
Open Colleges Investigations
In September 2015, Open Colleges received a Notice from the Australian Competition and Consumer Commission (“ACCC”) requiring Open Colleges to produce information about student refunds upon withdrawal and related matters for the period of time since July 2014. In addition, Open Colleges receives inquiries from time to time from governmental regulatory authorities regarding student complaints, including an inquiry in October 2015 from the Australian Skills Quality Authority regarding student complaints about marketing practices, refund policies and other matters. Open Colleges is cooperating with the relevant authorities in these matters, but we cannot at this time predict their eventual scope, duration or outcome.
Because of the many questions of fact and law that may arise, the outcome of these investigative proceedings is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for these matters and, accordingly, we have not accrued any liability associated with these matters.
Office of the Inspector General of the U.S. Department of Education (“OIG”) Subpoena
On March 21, 2014, University of Phoenix received a subpoena from the Mid-Atlantic Region of the OIG. The subpoena seeks the production by the University of documents and detailed information regarding a broad spectrum of the activities conducted in the University’s Centralized Service Center for the Northeast Region located in Columbia, Maryland, for the time period of January 1, 2007 to the present, including information relating to marketing, recruitment, enrollment, financial aid processing, fraud prevention, student retention, personnel training, attendance, academic grading and other matters. We are cooperating with these requests, but we cannot at this time predict the eventual scope, duration or outcome of this matter.
Because of the many questions of fact and law that may arise, the outcome of this matter is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss and, accordingly, we have not accrued any liability associated with this matter.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 24

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
The parties reached an agreement in principle to settle this matter for an immaterial amount and, on July 29, 2015, the district court entered an order approving the settlement and dismissing with prejudice the claims against defendants. Subsequent to the approval, an individual non-class member filed an untimely objection to the settlement with the district court. On December 7, 2015, the district court struck the objection.
Note 16. Regulatory Matters
All U.S. federal student financial aid programs are established by Title IV of the Higher Education Act and regulations promulgated thereunder. The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. The most recent reauthorization of the Higher Education Act expired September 30, 2013, but Title IV student financial aid programs remain authorized and functioning. Congress continues to engage in Higher Education Act reauthorization hearings, but the timing and terms of any eventual reauthorization cannot be predicted.
The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification, which is granted in a Program Participation Agreement with the institution.
University of Phoenix’s Title IV Program Participation Agreement expired on December 31, 2012. The University has submitted necessary documentation for recertification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We believe that the University’s application will be renewed in due course. However, we cannot predict whether or to what extent the continued challenging political and regulatory climate and other recent developments in general relating to the proprietary education sector and our business may have on the timing or outcome of the recertification process.
Additionally, in August 2014, the Department commenced an ordinary course program review of University of Phoenix’s administration of Title IV programs covering federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act and related regulations. During fiscal year 2015, the University received a Final Program Review Determination Letter with regard to this program review. All administrative matters are deemed by the Department to be resolved and/or closed, with the exception of findings regarding compliance with the Clery Act, which have been referred to the Department’s Clery Team and to the Administrative Action and Appeals Division which is standard protocol in such matters. The outcome of this matter is uncertain at this point and, based on the information available to us at present, we have not accrued any liability associated with this matter.
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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum debt service-to-earnings ratios calculated on the basis of the average earnings of program graduates; one test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of discretionary earnings. If a program fails to meet at least one of the minimum ratios for one year, the institution will be required to provide a warning notice to prospective and enrolled students advising that the program may lose Title IV eligibility based on the final student debt service-to-earnings ratios for the next award year. Programs that fail to meet at least one of the minimum ratios for two years will immediately cease to be Title IV eligible for a period of not less than three years.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 25

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Department has indicated that the official 2014 gainful employment debt service-to-earnings ratios will be issued sometime during calendar year 2016. The expected timing of the issuance of the 2015 ratios has not yet been announced. We believe it is likely that some of University of Phoenix’s programs will be impacted by the regulations. However, the University ceased enrolling new students in many of the programs it believes may be impacted in connection with its initiatives to transform itself into a more focused, higher retaining and less complex institution. As of August 31, 2015, students enrolled in these programs that ceased enrolling new students represented approximately 10% of the University’s Degreed Enrollment. Students who were already enrolled in such programs, and who do not elect to enroll in a different University of Phoenix program, will be taught-out in due course.
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
In July 2013, the accreditation of University of Phoenix was reaffirmed by HLC through the 2022-2023 academic year. The University is subject to the Standard Pathway reaffirmation process, pursuant to which the University will host a comprehensive evaluation visit in 2016-2017 and will undergo its next reaffirmation process in 2022-2023.
Military Benefit Programs
U.S. Department of Defense Tuition Assistance Program
On October 7, 2015, University of Phoenix was placed on probationary status by the U.S. Department of Defense (“DoD”) in respect of the University’s participation in the DoD Tuition Assistance Program for active duty military personnel, while the DoD is considering whether to terminate the Voluntary Education Partnership Memorandum of Understanding with the University (“DoD MOU”). The DoD MOU is the basis on which the University’s active duty military students participate in the DoD Tuition Assistance Program. While on probationary status, currently eligible enrolled students remain eligible to participate in the Tuition Assistance Program, but newly enrolled or transfer students of the University are not eligible. Additionally, the University is not permitted to sponsor activities at military installations, including job training and career events. The DoD cited various bases for its actions, including prior compliance issues relating to the use of “challenge coins” without proper trademark authorization, sponsorship of military morale, welfare and recreation events without the specific written authorization of the officer designated in the DoD MOU, and the pending investigations by the Federal Trade Commission and the California Attorney General’s office. The DoD has informed the University that the specified prior compliance issues have been appropriately addressed. The FTC and California Attorney General investigatory demands for information do not include any allegations of violations and no charges have been made. The University has timely responded to the DoD with relevant information for its consideration, and the DoD has subsequently requested additional information, including information unrelated to the subject matter of the original notice of probation. If the DoD MOU is terminated, currently enrolled active military students will no longer be eligible to participate in the DoD’s Tuition Assistance Program. In fiscal year 2015, funding under the DoD Tuition Assistance Program represented less than 1% of University of Phoenix’s net revenue.
U.S. Department of Veterans Affairs Educational Benefits
University of Phoenix participates in the Department of Veterans Affairs educational benefits programs (“VA Programs”) for eligible veterans. Under these VA Programs, the educational locations serving veterans are subject to a compliance survey each year. Following the notice of probation from the Department of Defense described above, the Veterans Administration announced the commencement of the annual compliance survey, with an accelerated schedule and increased scope relative to prior years. In fiscal year 2015, funding under VA Programs represented approximately 10% of University of Phoenix’s cash basis revenue, as determined in the same manner prescribed in the 90/10 Rule.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 26

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

•
Apollo Global, which includes our institutions based outside the U.S., and its corporate operations. Apollo Global acquired FAEL during the second quarter of fiscal year 2015, and FAEL’s operating results are included in our Apollo Global operating segment from the date of acquisition.

•
Other, which includes College for Financial Planning, Western International University, Apollo Professional Development, and Apollo corporate activities. Apollo acquired The Iron Yard during the fourth quarter of fiscal year 2015, and its operating results are included in Other in our segment reporting from the acquisition date.

During the fourth quarter of fiscal year 2015, we classified Carnegie Learning as held for sale and began presenting it as discontinued operations. Carnegie Learning’s operating results were previously included in Other in our segment reporting, and certain additional Carnegie Learning expenses associated with University of Phoenix’s use of Carnegie Learning technology were included in our University of Phoenix reportable segment. As Carnegie Learning’s operating results are presented as discontinued operations on our Condensed Consolidated Statements of Operations for all periods presented, we have revised our segment reporting to exclude Carnegie Learning’s operating results.
A summary of financial information by reportable segment is as follows:

	Three Months Ended November 30,
($ in thousands)	2015	2014
Net revenue:
University of Phoenix	$462,617	$592,853
Apollo Global	115,332	115,140
Other	8,072	6,532
Net revenue	$586,021	$714,525
Operating (loss) income(1):
University of Phoenix	$(17,504)	$96,614
Apollo Global(2)	(2,335)	(4,842)
Other(3)	(25,410)	(27,608)
Operating (loss) income	(45,249)	64,164
Reconciling items:
Interest income	919	589
Interest expense	(1,456)	(1,662)
Other loss, net	(843)	(1,290)
(Loss) income from continuing operations before income taxes	$(46,629)	$61,801
(1) University of Phoenix, Apollo Global and Other include restructuring and impairment charges during the periods, which includes a $71.8 million goodwill impairment charge during the first quarter of fiscal year 2016 for our University of Phoenix reporting unit. Refer to Note 2, Restructuring and Impairment Charges and Note 7, Goodwill and Intangibles.
(2) Apollo Global includes $0.6 million and $1.7 million of acquisition and other related costs during the three months ended November 30, 2015 and 2014, respectively.
(3) Other includes $0.5 million and $1.5 million of acquisition and other related costs during the three months ended November 30, 2015 and 2014, respectively.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 27

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of our consolidated assets by reportable segment is as follows:

($ in thousands)	November 30, 2015	August 31, 2015
University of Phoenix	$602,873	$648,755
Apollo Global	564,797	588,434
Other(1)	878,908	963,875
Total assets	$2,046,578	$2,201,064
(1) The majority of the assets included in Other consists of cash and cash equivalents and marketable securities.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended August 31, 2015 and our financial statements included in Part I, Item 1, of this Form 10-Q.
Overview
Apollo Education Group, Inc. is one of the world’s largest private education providers, serving students since 1973. We believe that our success depends on providing high quality education and career-focused pathways, tools and services to students to maximize the benefits of their educational experience. We offer undergraduate, graduate, certificate and nondegree educational programs and services, online and on-campus, principally to working learners in the U.S. and abroad.
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2015, University of Phoenix represented 84% of our consolidated net revenue, and generated more than 100% of our consolidated operating income.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks relating to our business:
Rapidly Evolving and Highly Competitive Education Industry
The higher education industry is changing at an increasing pace due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and value, uneven quality of secondary education in the U.S. and other factors that challenge many of the core principles underlying the industry. In addition, one of our primary competitive advantages has been materially diminished as a significant and increasing number of traditional four-year and community colleges offer an increasing array of distance learning and other online education programs, including programs that are geared towards the needs of working learners. Already, this type of competition is significant and has contributed to the substantial decline in University of Phoenix enrollment that began in late 2010. See further discussion of enrollment in Results of Operations below.
Furthermore, as discussed below, University of Phoenix expects to implement enhanced minimum admissions criteria to better ensure that newly enrolled students are adequately prepared for the rigors of higher education. Many of the students who do not meet these enhanced admissions criteria are not eligible for admission to traditional four-year colleges and universities. Accordingly, these new admissions standards will increase the proportion of University of Phoenix’s potential students for which the University competes directly with the traditional educational institutions, further intensifying competition.
University of Phoenix Transformation
The University’s vision is to be recognized as the most trusted provider of career-relevant higher education for working adults. In furtherance of this, the University offers career focused programs and an instructional model designed specifically to meet the educational needs of working adults. Due in part to the competitive factors described above, University of Phoenix Degreed Enrollment has decreased by more than 60% since late 2010. The University is working to stabilize enrollment in the longer term by transforming itself into a more focused, higher retaining and less complex institution through several initiatives, including:

•
Continuing the development of a college-by-college approach to strategy, marketing, admissions, staffing, program development, planning and budgeting to more effectively address the specific needs of the students and employers served by each college;

•
Piloting diagnostic tools for development of enhanced admissions criteria expected to be implemented beginning in fiscal year 2016 to increase the proportion of newly enrolled students who are better prepared for the rigors of college level coursework, and tailoring initial course sequences to match the academic capabilities of students when they first enroll;

•
Eliminating associate degree programs which have lower retention rates and are less career relevant, and adding more career-focused pathways that offer certificates and four-year bachelor’s degrees in key growth areas of the employment market;

•	Concentrating on fewer ground locations in selected major metropolitan areas throughout the United States in order to establish a stronger regional presence for both on-ground and online students;

•
Reducing the number of student cohort start dates from approximately every week to approximately every five weeks for most programs in order to reduce complexity and improve the online classroom experience through more consistent class sizes;

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 29

•
Eliminating the use of third-party operated websites for marketing purposes in November 2015 in order to better manage the University’s marketing message, improve its ability to identify those students more likely to persist in its educational programs, and reduce cost;

•
Transitioning technology systems from proprietary and legacy systems, including the University’s online classroom, to commercial software and software as a service providers to reduce costs, improve operations and facilitate future systems upgrades; and

•	Developing increased student self-service capabilities, including in admissions, financial aid, academic planning and class scheduling.
There is no assurance that these initiatives will achieve the desired result, and the broad scope and number of simultaneous changes increases the risk of unintended consequences. These initiatives have accelerated the enrollment decline at University of Phoenix, and we expect new and total degreed enrollment to continue declining in the near term, but we believe these initiatives in the longer term will improve retention and graduation rates and help stabilize enrollment.
Cost Reductions
We are intensely focused on reengineering our business processes and educational delivery systems to improve efficiencies and reduce costs to align with our declining enrollment and revenue in a manner that does not adversely impact the quality of our services to students. As discussed above, we expect that our initiative to transform University of Phoenix will accelerate the near term rate of decline in the University’s enrollment and revenue, which increases the amount of necessary cost reductions we believe are needed. In furtherance of this, we are closing underutilized or unnecessary University of Phoenix campus locations, reducing our workforce as necessary, streamlining and, where appropriate, automating our administrative and student facing services, outsourcing administrative and other services, evaluating the scope of our academic programs and adjusting the timing of certain of the University of Phoenix transformation initiatives. Also, we have engaged outside advisors to assist us in identifying and effectuating these cost reduction initiatives. Although we intend to effect these changes in a manner that does not adversely impact the quality of our services to students, given the magnitude of these changes, they could result in near term disruption to our business and resulting decreases in our enrollment and revenues. Additionally, our fiscal year 2016 Department of Education financial responsibility composite score will be adversely impacted if we are not successful in reducing costs sufficiently during fiscal year 2016 or our enrollment and revenue decline more than anticipated. See further discussion under Regulatory Environment - Financial Responsibility Composite Score and Results of Operations below.
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
Professional Development
Although degree programs represent the substantial majority of our revenue, we are increasing our professional development and other nondegree programs, both domestically at University of Phoenix and at other business units, and internationally through Apollo Global and the recently acquired The Iron Yard, to address the growing needs of employees and employers for specialized, nondegree education and training.
Regulatory Environment
In recent years, there has been substantial and increasing focus by various members of the U.S. Congress and federal agencies, including the Department of Education, the Consumer Financial Protection Bureau and the Federal Trade Commission, on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the Higher Education Act. A group of influential U.S. senators has strongly and repeatedly encouraged the Departments of Education, Defense and Veterans Affairs to take action to limit or terminate the participation of proprietary educational institutions, including University of Phoenix, in existing tuition assistance programs.
In addition, the Department of Education has formed an inter-agency task force focused on the proprietary sector involving multiple federal agencies and departments including the Federal Trade Commission, the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the Securities and Exchange Commission, and numerous state Attorneys General, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices. We believe that the recent actions by the U.S. Department of Defense, Federal Trade Commission and the California Attorney General’s office described below may be related to or coordinated with this task force. We expect that this

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 30

challenging regulatory environment will continue for proprietary educational institutions, including University of Phoenix, for the foreseeable future.
The following summarizes significant regulatory matters applicable to our business.

•	Financial Responsibility Composite Score
To participate in Title IV programs, the U.S. Department of Education regulations specify that an eligible institution of higher education must satisfy specific measures of financial responsibility prescribed by the Department, or post a letter of credit in favor of the Department and accept other conditions on its participation in Title IV programs. Pursuant to the Title IV program regulations, each eligible institution must satisfy a measure of financial responsibility that is based on a weighted average of the following three annual ratios which assess the financial condition of the institution:

◦	Primary Reserve Ratio - measure of an institution’s financial viability and liquidity;

◦	Equity Ratio - measure of an institution’s capital resources and its ability to borrow; and

◦	Net Income Ratio - measure of an institution’s profitability.
These ratios provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is also considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years under the Department’s “zone” alternative. The Department typically does not require an institution participating under the zone alternative to submit a letter of credit to the Department, but does subject the institution to additional requirements, which may include (i) being transferred from the “advance” method of payment of Title IV program funds to the Heightened Cash Monitoring 1 payment method under which the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds from the Department for the amount of those disbursements (or being transferred to the more onerous Heightened Cash Monitoring 2 or reimbursement payment methods under which an institution must submit to the Department documentation demonstrating the eligibility for each Title IV disbursement and wait for the Department’s approval before drawing down Title IV funds); (ii) the imposition of additional reporting requirements regarding certain oversight and financial events; (iii) being required to submit to the Department its annual financial statements and Title IV compliance audits earlier than would otherwise be required; (iv) being required to submit information about current operations and future plans; and (v) the imposition of additional obligations imposed by the Department. If an institution does not achieve a composite score of at least 1.0, it is subject to additional requirements in order to continue its participation in the Title IV programs, including (i) submitting to the Department of a letter of credit equal to at least ten percent of the Title IV funds received by the institution during its most recently completed fiscal year (although the Department could require the submission of a larger letter of credit), (ii) complying with the “zone” alternative requirements described above, (iii) being placed on provisional certification status, under which the institution must receive Department approval before implementing new locations or educational programs and comply with other restrictions (iv) demonstrating that it is current on its outstanding debt obligations, as defined by the Department, and (v) complying with other requirements imposed by the Department. In addition, under new regulations that take effect on July 1, 2016, institutions placed on either the heightened cash monitoring payment method or the reimbursement payment method must pay Title IV credit balances to students and parents before requesting Title IV funds from the Department and may not hold Title IV credit balances on behalf of students or parents. If any of these events were to occur, we would be unable to conduct our business as it is currently conducted.
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

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 31

As discussed in Note 7, Goodwill and Intangibles, in Item 1, Financial Statements, we recorded $73.4 million of goodwill impairment charges relating to our University of Phoenix and Western International University reporting units during the first quarter of fiscal year 2016, which was primarily a result of the recent substantial decline in our market capitalization. These impairment charges increase our fiscal year 2016 total operating expenses, which will negatively impact our fiscal year 2016 composite scores to be calculated as of August 31, 2016. If our profitability declines further, including as a result of additional goodwill impairment charges in the future, which could result from further declines in our market capitalization or other changes in facts and circumstances, our fiscal year 2016 composite score would decline further and could fall below 1.5. We believe we could take remedial measures to bolster our composite scores, if needed, but these measures may require material modifications to our business and strategy and could adversely impact our future revenue and profitability.

•	Financial Aid Funding Levels
The most recent reauthorization of the Higher Education Act expired September 30, 2013, but Title IV student financial aid programs remain authorized and functioning. Congress continues to engage in Higher Education Act reauthorization hearings, but the timing and terms of any eventual reauthorization cannot be predicted.
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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum debt service-to-earnings ratios calculated on the basis of the average earnings of program graduates; one test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of discretionary earnings. If a program fails to meet at least one of the minimum ratios for one year, the institution will be required to provide a warning notice to prospective and enrolled students advising that the program may lose Title IV eligibility based on the final student debt service-to-earnings ratios for the next award year. Programs that fail to meet at least one of the minimum ratios for two years will immediately cease to be Title IV eligible for a period of not less than three years.
The Department has indicated that the official 2014 gainful employment debt service-to-earnings ratios will be issued sometime during calendar year 2016. The expected timing of the issuance of the 2015 ratios has not yet been announced. We believe it is likely that some of University of Phoenix’s programs will be impacted by the regulations. However, the University ceased enrolling new students in many of the programs it believes may be impacted in connection with its initiatives to transform itself into a more focused, higher retaining and less complex institution. As of August 31, 2015, students enrolled in these programs that ceased enrolling new students represented approximately 10% of the University’s Degreed Enrollment. Students who were already enrolled in such programs, and who do not elect to enroll in a different University of Phoenix program, will be taught-out in due course.
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

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 32

•	U.S. Department of Education Program Participation Agreement
University of Phoenix’s Title IV Program Participation Agreement expired December 31, 2012. The University has submitted necessary documentation for recertification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We believe that the University’s application will be renewed in due course. However, we cannot predict whether or to what extent the continued challenging political and regulatory climate and other recent developments in general relating to the proprietary education sector and our business may have on the timing or outcome of the recertification process.
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
In addition, in August 2015, we received a notice from the FTC that it had commenced an inquiry into University of Phoenix’s practices and procedures for safeguarding student and staff personal information, which inquiry has since been closed without any adverse action.

•	Military Benefit Programs
U.S. Department of Defense Tuition Assistance Program
On October 7, 2015, University of Phoenix was placed on probationary status by the U.S. Department of Defense (“DoD”) in respect of the University’s participation in the DoD Tuition Assistance Program for active duty military personnel, while the DoD is considering whether to terminate the Voluntary Education Partnership Memorandum of Understanding with the University (“DoD MOU”). The DoD MOU is the basis on which the University’s active duty military students participate in the DoD Tuition Assistance Program. While on probationary status, currently eligible enrolled students remain eligible to participate in the Tuition Assistance Program, but newly enrolled or transfer students of the University are not eligible. Additionally, the University is not permitted to sponsor activities at military installations, including job training and career events. The DoD cited various bases for its actions, including prior compliance issues relating to the use of “challenge coins” without proper trademark authorization, sponsorship of military morale, welfare and recreation events without the specific written authorization of the officer designated in the DoD MOU, and the pending investigations by the Federal Trade Commission and the California Attorney General’s office. The DoD has informed the University that the specified prior compliance issues have been appropriately addressed. The FTC and California Attorney General investigatory demands for information do not include any allegations of violations and no charges have been made. The University has timely responded to the DoD with relevant information for its consideration, and the DoD has subsequently requested additional information, including information unrelated to the subject matter of the original notice of probation. If the DoD MOU is terminated, currently enrolled active military students will no longer be eligible to participate in the DoD’s Tuition Assistance Program. In fiscal year 2015, funding under the DoD Tuition Assistance Program represented less than 1% of University of Phoenix’s net revenue.
U.S. Department of Veterans Affairs Educational Benefits
University of Phoenix participates in the Department of Veterans Affairs educational benefits programs (“VA Programs”) for eligible veterans. Under these VA Programs, the educational locations serving veterans are subject to a compliance survey each year. Following the notice of probation from the Department of Defense described above, the Veterans Administration announced the commencement of the annual compliance survey, with an accelerated schedule and increased scope relative to prior years. In fiscal year 2015, funding under VA Programs represented approximately 10% of University of Phoenix’s cash basis revenue, as determined in the manner prescribed in the 90/10 Rule.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 33

•	California Attorney General Investigation
In August 2015, we received an Investigative Subpoena from the Office of the Attorney General of the State of California. The Subpoena requires us to produce documents and information regarding the business and practices of University of Phoenix relating to members and former members of the U.S. military and California National Guard, including marketing, recruiting, billing, financial aid, accommodation and other services for military personnel, compliance with federal Executive Order 13607 (Establishing Principles of Excellence for Educational Institutions Serving Service Members, Veterans, Spouses, and Other Family Members), and use of U.S. military logos and emblems in marketing, for the time period of July 1, 2010 to the present. We are cooperating with the Attorney General in this matter. We cannot predict the eventual scope, duration or outcome of this matter at this time, but we expect to provide to the Attorney General’s office information relating to aspects of our operations that is not limited to military students.
For a more detailed discussion of our business, industry and risks, refer to our 2015 Annual Report on Form 10-K.
Other Events
In addition to the above items, we experienced the following other events during fiscal year 2016:

1.
Executive Management Changes. Gregory J. Iverson was appointed as our Chief Financial Officer effective October 26, 2015. Joseph L. D’Amico, who served as our Interim Chief Financial Officer since May 2015, transitioned to the role of Senior Advisor to the Chief Executive Officer.

2.
Career Partner GmbH. On December 10, 2015, we acquired all of the outstanding shares of Career Partner GmbH (“Career Partner”), a provider of education and training programs in Germany. Refer to Note 1, Nature of Operations and Significant Accounting Policies - Subsequent Events, in Item 1, Financial Statements.

Critical Accounting Policies and Estimates
Refer to our 2015 Annual Report on Form 10-K for our critical accounting policies and estimates and refer to the following in Item 1, Financial Statements:

•	Note 7, Goodwill and Intangibles, for a discussion of goodwill impairment charges recorded during the first quarter of fiscal year 2016; and

•	Note 11, Income Taxes, for a discussion of the calculation of our income tax provision during the first quarter of fiscal year 2016.
Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 1, Financial Statements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three months ended November 30, 2015 compared to the prior year period.
As discussed in the Overview of this MD&A, the U.S. higher education industry continues to experience rapidly developing changes, including significant and increasing competition for the proprietary sector from public and private colleges and universities as these institutions continue to expand their online education programs. These developments have contributed to the substantial decline in University of Phoenix enrollment that began in late 2010. We are focused on adapting our business to address these rapidly evolving developments, which includes University of Phoenix’s initiatives to stabilize enrollment in the longer term by transforming itself into a more focused, higher retaining and less complex institution.
Our operations are generally subject to seasonal trends, which vary depending on the subsidiary. We have historically experienced, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments including, but not limited to, the following:

•	University of Phoenix - University of Phoenix generally has lower net revenue in our second fiscal quarter (December through February) compared to other quarters due to holiday breaks.

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

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 34

Analysis of Condensed Consolidated Statements of Operations
The following details our consolidated results of operations. For a more detailed discussion of our operating results by reportable segment, refer to Analysis of Operating Results by Reportable Segment below.

	Three Months Ended November 30,
	2015	2014	% of Net Revenue
($ in thousands)			2015	2014
Net revenue	$586,021	$714,525	100.0%	100.0%
Costs and expenses:
Instructional and student advisory	291,327	321,574	49.7%	45.0%
Marketing	93,802	126,883	16.0%	17.8%
Admissions advisory	34,188	57,085	5.8%	8.0%
General and administrative	70,326	71,823	12.0%	10.1%
Depreciation and amortization	27,394	33,631	4.7%	4.7%
Provision for uncollectible accounts receivable	15,313	17,398	2.6%	2.4%
Restructuring and impairment charges	97,823	18,748	16.7%	2.6%
Acquisition and other related costs	1,097	3,219	0.2%	0.4%
Total costs and expenses	631,270	650,361	107.7%	91.0%
Operating (loss) income	(45,249)	64,164	(7.7)%	9.0%
Interest income	919	589	0.2%	0.1%
Interest expense	(1,456)	(1,662)	(0.3)%	(0.3)%
Other loss, net	(843)	(1,290)	(0.2)%	(0.2)%
(Loss) income from continuing operations before income taxes	(46,629)	61,801	(8.0)%	8.6%
Provision for income taxes	(12,239)	(27,054)	(2.0)%	(3.7)%
(Loss) income from continuing operations	(58,868)	34,747	(10.0)%	4.9%
Loss from discontinued operations, net of tax	(3,259)	(2,278)	(0.6)%	(0.4)%
Net (loss) income	(62,127)	32,469	(10.6)%	4.5%
Net loss attributable to noncontrolling interests	1,362	1,316	0.2%	0.2%
Net (loss) income attributable to Apollo	$(60,765)	$33,785	(10.4)%	4.7%
Net Revenue
Our net revenue decreased $128.5 million, or 18.0%, in the three months ended November 30, 2015 compared to the prior year. The decrease was attributable to a 22.0% net revenue decline at University of Phoenix principally due to lower enrollment. See discussion of the enrollment decline in Analysis of Operating Results by Reportable Segment - University of Phoenix below.
Instructional and Student Advisory
Instructional and student advisory decreased $30.2 million, or 9.4%, in the three months ended November 30, 2015 compared to the prior year, which represented an increase as a percentage of net revenue of 470 basis points. The decrease in expense was primarily due to lower costs that are more variable in nature such as faculty and curriculum associated with University of Phoenix’s enrollment decline, and lower costs including rent and compensation attributable to our restructuring activities. This was partially offset by costs attributable to our acquisitions of FAEL and The Iron Yard, which occurred during the second and fourth quarters of fiscal year 2015, respectively.
Marketing
Marketing decreased $33.1 million, or 26.1%, in the three months ended November 30, 2015 compared to the prior year, which represented a decrease as a percentage of net revenue of 180 basis points. The decrease in expense and decline as a percentage of revenue were principally attributable to lower advertising and related costs associated with University of Phoenix eliminating the use of third-party operated websites for marketing purposes in November 2015, which is discussed further in the overview of this MD&A. The decrease was also attributable to lower headcount as a result of our restructuring activities.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 35

Admissions Advisory
Admissions advisory decreased $22.9 million, or 40.1%, in the three months ended November 30, 2015 compared to the prior year, which represented a decrease as a percentage of net revenue of 220 basis points. The decrease in expense and decline as a percentage of net revenue were principally attributable to lower University of Phoenix headcount as a result of our restructuring activities.
General and Administrative
General and administrative decreased $1.5 million, or 2.1%, in the three months ended November 30, 2015 compared to the prior year, which represented an increase as a percentage of net revenue of 190 basis points. The decrease in expense was principally attributable to lower compensation due in part to our restructuring activities. This was partially offset by increased litigation costs in connection with legal and regulatory matters, and costs attributable to our acquisitions of FAEL and The Iron Yard.
Depreciation and Amortization
Depreciation and amortization decreased $6.2 million, or 18.5%, in the three months ended November 30, 2015 compared to the prior year, which was consistent in both periods as a percentage of net revenue. The decrease in expense was principally attributable to lower depreciation expense resulting from a decline in depreciable assets due in part to our restructuring activities, and lower intangible asset amortization.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $2.1 million, or 12.0%, in the three months ended November 30, 2015 compared to the prior year, which represented an increase as a percentage of net revenue of 20 basis points. The decrease in expense was primarily due to lower University of Phoenix enrollment and associated receivables.
Restructuring and Impairment Charges
Restructuring and impairment charges include the following for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2015	2014
Restructuring charges	$24,430	$18,748
Goodwill impairments(1)	73,393	—
Restructuring and impairment charges	$97,823	$18,748
(1) Refer to Note 7, Goodwill and Intangibles, in Item 1, Financial Statements, for a discussion of goodwill impairment charges recorded during the first quarter of fiscal year 2016.
We have implemented various restructuring activities during prior fiscal years and remain focused on reengineering our business processes and educational delivery systems to reduce costs to align with our lower enrollment and revenue, and to improve the efficiency and effectiveness of our services to students. The activities initiated in prior years and those initiated in fiscal year 2016 are described below. Additionally, we intend to further reduce costs in future periods to align with our lower enrollment and revenue, and expect to incur material charges associated with other future restructuring activities.
The following summarizes the restructuring charges in our segment reporting format for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2015	2014
University of Phoenix	$19,090	$10,223
Apollo Global	404	58
Other	4,936	8,467
Restructuring charges	$24,430	$18,748
Activities Initiated in Prior Years
Our restructuring activities initiated prior to fiscal year 2016 principally include rationalizing our leased administrative office facilities, closing approximately 150 University of Phoenix ground locations, and workforce reductions. During the three months ended November 30, 2015, we incurred $13.8 million of expense for these prior year activities. The substantial majority of the expense represents initial charges for the estimated fair value of future contractual operating lease obligations which are recorded when we cease using the respective facility, and an increase in our estimated future cash payments associated with

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 36

exiting additional space at other locations included in the rationalization plan. We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates which have ranged between 3%-6% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.
As of November 30, 2015, we had approximately $66 million of remaining lease obligations associated with the locations that we expect to close as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We will incur lease obligation charges for these locations when we cease using the respective facilities. We will also continue to incur interest accretion, and may record additional adjustments in future periods for the estimated obligations associated with facilities we have already exited.
Activities Initiated in Fiscal Year 2016
During the three months ended November 30, 2015, we incurred $10.6 million of expense for new restructuring activities initiated during fiscal year 2016. Substantially all of the expense represents severance and other employee separation costs associated with the elimination of approximately 700 positions. The expense associated with these activities for the three months ended November 30, 2015 is reflected in our segment reporting as follows: $8.2 million in University of Phoenix, $0.2 million in Apollo Global and $2.2 million in Other.
Provision for Income Taxes
During the first quarter of fiscal year 2016, our effective income tax rate for continuing operations was significantly impacted by the $71.8 million goodwill impairment charge for our University of Phoenix reporting unit, which was not deductible for tax purposes. Additionally, the decrease in income before income taxes caused our nondeductible items, including foreign losses for which we cannot take a tax benefit, to have a more significant adverse impact on our effective income tax rate in the first quarter of fiscal year 2016 compared to the prior year.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax represents Carnegie Learning, Inc. Refer to Note 3, Discontinued Operations, in Item 1, Financial Statements.
Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2015	2014	$ Change	% Change
Net revenue:
University of Phoenix	$462,617	$592,853	$(130,236)	(22.0)%
Apollo Global	115,332	115,140	192	0.2%
Other	8,072	6,532	1,540	23.6%
Net revenue	$586,021	$714,525	$(128,504)	(18.0)%
Operating (loss) income:
University of Phoenix	$(17,504)	$96,614	$(114,118)	*
Apollo Global	(2,335)	(4,842)	2,507	51.8%
Other	(25,410)	(27,608)	2,198	8.0%
Operating (loss) income	$(45,249)	$64,164	$(109,413)	*
* Not meaningful

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 37

University of Phoenix
University of Phoenix’s net revenue decreased $130.2 million, or 22.0%, during the three months ended November 30, 2015 compared to the prior year. The decrease was principally attributable to lower Average Degreed Enrollment as discussed below. The University’s revenue also decreased due to its transition to a reduced number of student cohort start dates, which resulted in students taking fewer courses during the quarter as the new start dates were phased in, and the University’s increased use of discounts, grants and scholarships.
The University’s future net revenue will be impacted by pricing changes, changes in enrollment and student mix within programs, and discounts, grants and scholarships.
The following details University of Phoenix student enrollment for the respective periods:

	Three Months Ended November 30,
(Rounded to the nearest hundred)	2015	2014	% Change
Degreed Enrollment(1)	176,900	227,400	(22.2)%
New Degreed Enrollment(2)	24,500	39,600	(38.1)%
Average Degreed Enrollment(3)	183,800	230,500	(20.3)%
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
University of Phoenix Average Degreed Enrollment decreased 20.3% in the three months ended November 30, 2015 compared to the prior year period primarily due to the continued decline in New Degreed Enrollment. We believe the following factors, some of which are discussed in more detail in the Overview of this MD&A, contributed to the decrease:

•
University of Phoenix enrollment continues to be adversely impacted by the rapidly evolving and highly competitive education industry, which includes adverse publicity associated with the challenging regulatory environment; and

•
Recently launched initiatives as part of the University’s transformation strategy, including eliminating the use of third-party operated websites for marketing purposes. These initiatives have accelerated the enrollment decline at University of Phoenix, and we expect new and total degreed enrollment to continue declining in the near term, but we believe these initiatives in the longer term will improve retention and graduation rates and help stabilize enrollment.

University of Phoenix had an operating loss of $17.5 million and operating income of $96.6 million during the three months ended November 30, 2015 and November 30, 2014, respectively. The University’s operating results were impacted by $90.9 million and $10.2 million of restructuring and impairment charges during the respective periods. In addition, the University’s operating results declined in the first quarter of fiscal year 2016 compared to the prior year due to lower net revenue. This was partially offset by lower costs including compensation and rent attributable to our restructuring activities, lower advertising expense, and decreases in faculty and curriculum costs associated with lower enrollment.
Apollo Global
Apollo Global’s net revenue increased $0.2 million during the three months ended November 30, 2015 compared to the prior year. The increase was due to higher enrollment at international institutions and revenue from the FAEL acquisition, which was substantially offset by the impact of foreign exchange rates (approximately $13 million).

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 38

Apollo Global’s operating loss decreased $2.5 million in the first quarter of fiscal year 2016 compared to the prior year, primarily due to lower intangible asset amortization and reduced acquisition related costs. Apollo Global’s operating results include the following during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2015	2014
Depreciation and amortization	$8,701	$10,471
Acquisition and other related costs	591	1,686
Restructuring and impairment charges	404	58
Other
Other net revenue increased $1.5 million during the three months ended November 30, 2015 compared to the prior year. The increase was primarily due to revenue from The Iron Yard, which we acquired during the fourth quarter of fiscal year 2015.
Other operating loss decreased $2.2 million during the three months ended November 30, 2015 compared to the prior year. This decrease was principally attributable to a decrease in restructuring charges and reduced operating costs resulting from our restructuring activities.
Liquidity, Capital Resources, and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources at this time include investments associated with University of Phoenix’s initiatives to transform itself into a more focused, higher retaining and less complex institution, as discussed in the Overview of this MD&A, expansion of our global operations through acquisitions or other initiatives and investments in opportunities for targeted growth through new education offerings or programs.
Although we currently have substantial available liquidity, our ability to deploy available liquidity is constrained by our need to maintain a U.S. Department of Education financial responsibility composite score of at least 1.5. If our composite score falls below 1.5, we would be in default under our Revolving Credit Facility and the Department could impose heightened cash monitoring, letter of credit and other requirements as a condition to our continued participation in Title IV student financial aid programs. See further discussion of our composite scores in the Overview of this MD&A.
Furthermore, access to the credit markets and other sources of liquidity, including utilization of our Revolving Credit Facility described below, may be adversely affected if we experience other regulatory compliance challenges, reduced availability of Title IV program funding, or other adverse effects on our business from regulatory or legislative changes. For a detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1A, Risk Factors, in our 2015 Annual Report on Form 10-K.
Our existing syndicated $625 million credit facility expires in April 2017, and we are engaged in preliminary discussions regarding a subsequent facility. Due to the current challenging business and regulatory climate for the proprietary education sector and the continued decline in our operating performance, we expect that any subsequent credit facility will be substantially smaller and more expensive than our current facility. There is no assurance that we will be able to arrange a replacement credit facility on terms acceptable to us or at all, and much will depend on near-term developments in our business and the proprietary education sector generally.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 39

Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic operations and placed with high-credit-quality financial institutions. The following provides a summary of these financial instruments as of the respective periods:

				% of Total Assets at
($ in thousands)	November 30, 2015	August 31, 2015	% Change	November 30, 2015	August 31, 2015
Cash and cash equivalents	$419,766	$503,705	(16.7)%	20.5%	22.9%
Restricted cash and cash equivalents	209,480	198,369	5.6%	10.2%	9.0%
Current marketable securities	257,012	194,676	32.0%	12.6%	8.8%
Noncurrent marketable securities	78,874	95,815	(17.7)%	3.9%	4.4%
Total	$965,132	$992,565	(2.8)%	47.2%	45.1%
Cash and cash equivalents (excluding restricted cash) decreased $83.9 million primarily due to $46.9 million for purchases of marketable securities (net of maturities), $18.9 million used in operating activities, and $14.5 million for capital expenditures.
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of November 30, 2015, the unremitted earnings from these operations were not significant.
As of November 30, 2015, our cash and restricted cash equivalents included $105.3 million of money market funds that we measure at fair value. We determine fair value of these funds using a market approach with Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets. Our remaining cash and cash equivalents approximate fair value because of the short-term nature of the financial instruments.
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
We had no outstanding borrowings under the Revolving Credit Facility as of November 30, 2015 and August 31, 2015, but we had approximately $59 million and $41 million of outstanding letters of credit as of the respective periods. Subsequent to November 30, 2015, we borrowed $50 million under the Revolving Credit Facility to use in our acquisition of Career Partner.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from Prime + 25 to 85 basis points.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and a requirement that we maintain U.S. Department of Education financial responsibility composite scores of at least 1.5, which, along with the associated risk, is discussed further above. We were in compliance with all applicable covenants related to the Revolving Credit Facility at November 30, 2015 and August 31, 2015.
Other debt principally includes debt at subsidiaries of Apollo Global and other obligations. The weighted average interest rate on our outstanding other debt at both November 30, 2015 and August 31, 2015 was 5.6%.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 40

Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2015	2014
Net (loss) income	$(62,127)	$32,469
Non-cash items	128,928	71,815
Changes in assets and liabilities	(85,668)	(85,985)
Net cash (used in) provided by operating activities	$(18,867)	$18,299
Three Months Ended November 30, 2015 - Our non-cash items primarily consisted of $73.4 million of goodwill impairments,$27.4 million of depreciation and amortization, a $15.3 million provision for uncollectible accounts receivable, and $9.5 million of share-based compensation. The changes in assets and liabilities primarily consisted of the following:

•	A $32.9 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•	A $26.0 million decrease in accrued and other liabilities principally attributable to the timing of our payroll cycle and the payment of accrued bonuses; and

•	A $14.7 million decrease in accounts payable.
We monitor University of Phoenix accounts receivable through a variety of metrics, including days sales outstanding. We calculate the University’s days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into its gross student accounts receivable balance as of the end of the period. As of November 30, 2015, University of Phoenix’s days sales outstanding was 21 days compared to 23 days as of November 30, 2014. The decrease in days sales outstanding was principally attributable to higher University of Phoenix gross student receivables as of November 30, 2014 in part due to the timing of Title IV funds received by the University at the end of the respective fiscal quarters.
Three Months Ended November 30, 2014 - Our non-cash items primarily consisted of $36.4 million of depreciation and amortization, a $17.4 million provision for uncollectible accounts receivable, and $10.7 million of share-based compensation. The changes in assets and liabilities primarily consisted of the following:

•	A $50.3 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•	A $48.2 million decrease in accrued and other liabilities principally attributable to the payment of accrued bonuses, and the timing of our payroll cycle; and

•	A $26.1 million decrease in student deposits principally attributable to the timing of course starts at BPP.
The above changes were partially offset by a $29.8 million increase in deferred revenue principally attributable to the timing of course starts at BPP, and a $20.0 million decrease in prepaid taxes primarily due to the timing of our quarterly tax payments.
Investing Activities
The following provides a summary of our investing cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2015	2014
Capital expenditures	$(14,456)	$(20,337)
Purchases of marketable securities, net	(46,939)	(5,516)
Other	(196)	405
Net cash used in investing activities	$(61,591)	$(25,448)

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 41

Financing Activities
The following provides a summary of our financing cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2015	2014
Payments on borrowings, net	$(2,522)	$(593,226)
Share repurchases	(517)	(20,064)
Payment for contingent consideration	—	(21,371)
Other	—	446
Net cash used in financing activities	$(3,039)	$(634,215)
Three Months Ended November 30, 2015 - The share repurchases during the first quarter of fiscal year 2016 related to tax withholding requirements on share-based awards. We did not repurchase shares under our share repurchase program during the three months ended November 30, 2015.
As of November 30, 2015, we had $52.2 million available under our share repurchase authorization. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
Three Months Ended November 30, 2014 - Cash used in financing activities primarily consisted of $593.2 million used for payments on borrowings (net of proceeds from borrowings), $21.4 million representing the financing portion of our Open Colleges contingent consideration payment, and $20.1 million used for share repurchases. Share repurchases consisted of $18.1 million used to repurchase 0.7 million shares at a weighted average purchase price of $26.72 per share, and additional repurchases related to tax withholding requirements on share-based awards.
Contractual Obligations and Other Commercial Commitments
There have been no material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2015 through November 30, 2015.
Subsequent to November 30, 2015, we borrowed approximately $50 million under our Revolving Credit Facility to use in our acquisition of Career Partner. Refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 1, Financial Statements.
Information regarding our contractual obligations and other commercial commitments is provided in our 2015 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since August 31, 2015. For a discussion of our exposure to market risk, refer to our 2015 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and our Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.
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

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 42

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended November 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 43

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 15, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings, which is incorporated into this Item 1 of Part II by this reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our 2015 Annual Report on Form 10-K. However, see the discussion in Key Trends, Developments and Challenges in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of November 30, 2015. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.
We did not repurchase shares of our Class A common stock during the three months ended November 30, 2015, and the following details changes in our treasury stock during the three months ended November 30, 2015:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase Under the Plans or Programs
Treasury stock as of August 31, 2015	80,082	$49.06	80,082	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	—	—	—	—
Treasury stock as of September 30, 2015	80,082	$49.06	80,082	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(96)	49.06	(96)	—
Treasury stock as of October 31, 2015	79,986	$49.06	79,986	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(14)	49.06	(14)	—
Treasury stock as of November 30, 2015	79,972	$49.06	79,972	$52,224
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
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended November 30, 2015.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 44

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1
Agreement on the Sale and Transfer of Shares in a German Limited Liability Company (GMBH), by and between the Sellers party thereto, Apollo Global Germany GmbH, Career Partner GmbH and BPP Holdings Limited, dated October 20, 2015

2.2
First Amendment Agreement to the Agreement on the Sale and Transfer of Shares in a German Limited Liability Company (GMBH), by and between the Sellers party thereto, Apollo Global Germany GmbH, Career Partner GmbH and BPP Holdings Limited, dated December 10, 2015

3.1	Amended and Restated Bylaws of Apollo Education Group, Inc., as amended through January 8, 2016(1)
10.1	Deferral Election Form for Non-Employee Board Members
10.2	Letter between Apollo Education Group and Joseph L. D’Amico, effective September 1, 2014 (extending until August 31, 2015 the term of the Consulting Agreement effective September 1, 2013)
10.3	Offer letter between Apollo Education Group and Joseph L. D’Amico, dated December 1, 2015 (for term ending May 31, 2016)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2016.

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 45

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO EDUCATION GROUP, INC. An Arizona Corporation
Date: January 11, 2016

By:	/s/ Gregory J. Iverson
Gregory J. Iverson Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

Apollo Education Group, Inc. | First Quarter 2016 Form 10-Q | 46