Form 10-Q
period 2016-02-29
APOLLO EDUCATION GROUP INC
filed 2016-04-07
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
As of March 30, 2016, there were 108,167,602 shares of Apollo’s Class A common stock outstanding and 475,149 shares of Apollo’s Class B common stock outstanding.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 29, 2016

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 2

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

•
The impact and effectiveness of the initiatives to transform University of Phoenix into a more focused, higher retaining and less complex institution, as discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2015, under “University of Phoenix;”

•	Each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended August 31, 2015 and Part II, Item 1A, Risk Factors, in this Form 10-Q; and

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
In this report, we refer to Apollo Education Group, Inc. as “the Company,” “Apollo Education Group,” “Apollo,” “APOL,” “we,” “us” or “our.”

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 3

Introductory Note Regarding Pending Merger
On February 7, 2016, we entered into a merger agreement with AP VIII Queso Holdings, L.P., an affiliate of Apollo Management VIII, L.P., which is a fund managed by an affiliate of Apollo Global Management, LLC, none of which is, or has ever been, affiliated with us. At the effective time of the merger, which is expected to be completed by the end of calendar year 2016, each share of our issued and outstanding Class A and Class B common stock will be converted into the right to receive $9.50 per share in cash. Consummation of the merger is subject to the approval of the holders of at least a majority of our outstanding Class A and Class B common stock entitled to vote thereon, each voting separately as a class, as well as various regulatory and customary approvals, and operating and other conditions. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pending Merger, for additional information on the merger agreement and the pending merger.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 4

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	February 29, 2016	August 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$408,814	$503,705
Restricted cash and cash equivalents	170,712	198,369
Marketable securities	215,038	194,676
Accounts receivable, net	238,626	198,459
Prepaid taxes	35,153	38,371
Other current assets	48,546	48,823
Assets of business held for sale	—	40,897
Total current assets	1,116,889	1,223,300
Marketable securities	51,267	95,815
Property and equipment, net	346,498	370,281
Goodwill	266,836	247,190
Intangible assets, net	198,127	143,244
Deferred taxes	99,616	92,105
Other assets	31,088	29,129
Total assets	$2,110,321	$2,201,064
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$20,961	$14,080
Accounts payable	70,758	64,100
Student deposits	201,470	245,470
Deferred revenue	258,982	186,950
Accrued and other current liabilities	278,662	280,847
Liabilities of business held for sale	—	40,897
Total current liabilities	830,833	832,344
Long-term debt	41,075	31,566
Deferred taxes	16,745	7,729
Other long-term liabilities	186,796	172,452
Total liabilities	1,075,449	1,044,091
Commitments and contingencies
Redeemable noncontrolling interests	9,835	11,915
Shareholders’ equity:
Preferred stock, no par value	—	—
Apollo Class A nonvoting common stock, no par value	103	103
Apollo Class B voting common stock, no par value	1	1
Additional paid-in capital	—	—
Apollo Class A treasury stock, at cost	(3,916,516)	(3,928,419)
Retained earnings	5,031,861	5,153,452
Accumulated other comprehensive loss	(90,870)	(80,579)
Total Apollo shareholders’ equity	1,024,579	1,144,558
Noncontrolling interests	458	500
Total equity	1,025,037	1,145,058
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,110,321	$2,201,064
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 5

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net revenue	$465,348	$575,103	$1,051,369	$1,289,628
Costs and expenses:
Instructional and student advisory	270,640	290,933	561,967	612,507
Marketing	97,796	125,398	191,598	252,281
Admissions advisory	30,120	57,840	64,308	114,925
General and administrative	65,789	69,955	133,234	141,778
Depreciation and amortization	26,754	32,105	54,148	65,736
Provision for uncollectible accounts receivable	12,783	11,969	28,096	29,367
Restructuring and impairment charges	29,389	22,530	127,212	41,278
Merger, acquisition and other related costs	12,893	1,742	16,871	4,961
Litigation charge	—	100	—	100
Total costs and expenses	546,164	612,572	1,177,434	1,262,933
Operating (loss) income	(80,816)	(37,469)	(126,065)	26,695
Interest income	923	740	1,842	1,329
Interest expense	(1,972)	(1,739)	(3,428)	(3,401)
Other loss, net	(1,113)	(1,152)	(1,956)	(2,442)
(Loss) income from continuing operations before income taxes	(82,978)	(39,620)	(129,607)	22,181
Benefit from (provision for) income taxes	19,842	13,924	7,603	(13,130)
(Loss) income from continuing operations	(63,136)	(25,696)	(122,004)	9,051
Loss from discontinued operations, net of tax	—	(10,442)	(3,259)	(12,720)
Net loss	(63,136)	(36,138)	(125,263)	(3,669)
Net loss attributable to noncontrolling interests	2,740	2,528	4,102	3,844
Net (loss) income attributable to Apollo	$(60,396)	$(33,610)	$(121,161)	$175
Earnings (loss) per share - Basic:
Continuing operations attributable to Apollo	$(0.56)	$(0.21)	$(1.09)	$0.12
Discontinued operations attributable to Apollo	—	(0.10)	(0.03)	(0.12)
Basic loss per share attributable to Apollo	$(0.56)	$(0.31)	$(1.12)	$—
Earnings (loss) per share - Diluted:
Continuing operations attributable to Apollo	$(0.56)	$(0.21)	$(1.09)	$0.12
Discontinued operations attributable to Apollo	—	(0.10)	(0.03)	(0.12)
Diluted loss per share attributable to Apollo	$(0.56)	$(0.31)	$(1.12)	$—
Basic weighted average shares outstanding	108,595	108,166	108,521	108,375
Diluted weighted average shares outstanding	108,595	108,166	108,521	109,337
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 6

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net loss	$(63,136)	$(36,138)	$(125,263)	$(3,669)
Other comprehensive (loss) income (net of tax):
Currency translation loss	(7,956)	(20,212)	(11,520)	(37,992)
Change in fair value of available-for-sale securities(1)	52	315	(47)	241
Comprehensive loss	(71,040)	(56,035)	(136,830)	(41,420)
Comprehensive loss attributable to noncontrolling interests	3,349	8,469	5,378	14,341
Comprehensive loss attributable to Apollo	$(67,691)	$(47,566)	$(131,452)	$(27,079)
(1) The tax effect during the three and six months ended February 29, 2016 and February 28, 2015, respectively, was not significant.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 7

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock				Additional Paid-in Capital	Apollo Class A Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Class A Nonvoting		Class B Voting
	Shares	Stated Value	Shares	Stated Value
(In thousands)						Shares	Cost
Balance as of August 31, 2015	188,007	$103	475	$1	$—	80,082	$(3,928,419)	$5,153,452	$(80,579)	$1,144,558	$500	$1,145,058	$11,915
Share repurchases	—	—	—	—	—	78	(626)	—	—	(626)	—	(626)	—
Share reissuances	—	—	—	—	(14,717)	(321)	12,529	2,826	—	638	—	638	—
Net tax effect for stock incentive plans	—	—	—	—	(3,869)	—	—	—	—	(3,869)	—	(3,869)	—
Share-based compensation	—	—	—	—	18,586	—	—	—	—	18,586	—	18,586	—
Currency translation adjustment	—	—	—	—	—	—	—	—	(10,244)	(10,244)	(108)	(10,352)	(1,168)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	(47)	(47)	—	(47)	—
Redemption value adjustments	—	—	—	—	—	—	—	(3,256)	—	(3,256)	—	(3,256)	3,256
Net (loss) income	—	—	—	—	—	—	—	(121,161)	—	(121,161)	66	(121,095)	(4,168)
Balance as of February 29, 2016	188,007	$103	475	$1	$—	79,839	$(3,916,516)	$5,031,861	$(90,870)	$1,024,579	$458	$1,025,037	$9,835

Balance as of August 31, 2014	188,007	$103	475	$1	$—	79,585	$(3,936,607)	$5,143,949	$(27,320)	$1,180,126	$676	$1,180,802	$64,527
Share repurchases	—	—	—	—	—	1,527	(40,318)	—	—	(40,318)	—	(40,318)	—
Share reissuances	—	—	—	—	(21,208)	(282)	11,868	10,335	—	995	—	995	—
Net tax effect for stock incentive plans	—	—	—	—	(2,370)	—	—	—	—	(2,370)	—	(2,370)	—
Share-based compensation	—	—	—	—	21,914	—	—	—	—	21,914	—	21,914	—
Currency translation adjustment	—	—	—	—	—	—	—	—	(27,495)	(27,495)	(73)	(27,568)	(10,424)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	241	241	—	241	—
Acquisition	—	—	—	—	—	—	—	—	—	—	—	—	3,437
Redemption value adjustments	—	—	—	—	—	—	—	(1,993)	—	(1,993)	—	(1,993)	1,993
Net income (loss)	—	—	—	—	—	—	—	175	—	175	68	243	(3,912)
Other	—	—	—	—	1,664	—	—	—	—	1,664	—	1,664	—
Balance as of February 28, 2015	188,007	$103	475	$1	$—	80,830	$(3,965,057)	$5,152,466	$(54,574)	$1,132,939	$671	$1,133,610	$55,621
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 8

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015
Operating activities:
Net loss	$(125,263)	$(3,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	18,586	21,914
Excess tax benefits from share-based compensation	—	(236)
Depreciation and amortization	54,148	71,223
Accelerated depreciation included in restructuring	9,463	4,272
Impairment charges and loss on asset dispositions	76,138	21,228
Non-cash foreign currency loss, net	938	1,362
Provision for uncollectible accounts receivable	28,096	29,367
Deferred income taxes	(11,489)	(10,434)
Changes in assets and liabilities, excluding the impact of acquisitions:
Restricted cash and cash equivalents	27,687	(1,002)
Accounts receivable	(74,080)	(51,199)
Prepaid taxes	2,276	(21,440)
Other assets	1,101	(3,771)
Accounts payable	5,893	7,870
Student deposits	(43,396)	(15,873)
Deferred revenue	48,604	47,821
Accrued and other liabilities	4,381	(42,320)
Net cash provided by operating activities	23,083	55,113
Investing activities:
Purchases of property and equipment	(33,703)	(43,310)
Purchases of marketable securities	(147,644)	(109,544)
Maturities and sales of marketable securities	168,941	113,651
Acquisitions, net of cash acquired	(101,196)	(21,166)
Other investing activities	(219)	467
Net cash used in investing activities	(113,821)	(59,902)
Financing activities:
Payments on borrowings	(58,153)	(599,925)
Proceeds from borrowings	52,754	4,515
Share repurchases	(626)	(38,718)
Share reissuances	638	995
Excess tax benefits from share-based compensation	—	236
Payment for contingent consideration	—	(21,371)
Net cash used in financing activities	(5,387)	(654,268)
Exchange rate effect on cash and cash equivalents	1,234	(3,678)
Net decrease in cash and cash equivalents	(94,891)	(662,735)
Cash and cash equivalents, beginning of period	503,705	1,228,813
Cash and cash equivalents, end of period	$408,814	$566,078
Supplemental disclosure of cash flow and non-cash information(1):
Cash paid for income taxes, net of refunds	$—	$37,346
Cash paid for interest	3,481	3,514
Restricted stock units vested and released	1,777	6,255
Unsettled share repurchases	—	1,600
(1) Refer to Note 4, Acquisitions, for liabilities assumed in acquisitions.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 9

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 10

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
On February 7, 2016, we entered into a merger agreement with AP VIII Queso Holdings, L.P., an affiliate of Apollo Management VIII, L.P., which is a fund managed by an affiliate of Apollo Global Management, LLC, none of which is, or has ever been, affiliated with us. At the effective time of the merger, which is expected to be completed by the end of calendar year 2016, each share of our issued and outstanding Class A and Class B common stock will be converted into the right to receive $9.50 per share in cash.
Consummation of the merger is subject to customary and other conditions, including:

(i)	the approval of the holders of at least a majority of our outstanding Class A and Class B common stock entitled to vote thereon, each voting separately as a class;

(ii)	the receipt of consents or approvals from certain federal, state and foreign educational governing bodies, including the Higher Learning Commission; and

(iii)	the absence of certain conditions or restrictions in the response of the U.S. Department of Education to the pre-acquisition review application filed by University of Phoenix.
In addition, consummation of the merger is subject to our satisfying certain minimum operating metrics, measured as of the first or second month end preceding the closing date, depending on the day of the month on which closing occurs, as follows:

(i)	Our aggregate cash, cash equivalents and marketable securities must not be less than the specified amount for the applicable month end;

(ii)
University of Phoenix fiscal year-to-date new degreed enrollments as of the applicable month end must not have declined by more than certain forecasted levels (which are derived from the projections we prepared in December 2015 in connection with the merger, which we refer to as the December forecast);

(iii)
University of Phoenix trailing twelve month net revenue as of the applicable month end shall not have declined by more than certain forecasted levels (which are derived from our December forecast); and

(iv)
Our consolidated trailing twelve months adjusted earnings before interest, taxes, depreciation and amortization as of the applicable month end shall not have declined by more than certain forecasted levels (which are derived from our December forecast).

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

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 11

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

Because of the seasonal nature of our business and other factors, the results of operations for the three and six months ended February 29, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2016.
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

•
During the second quarter of fiscal year 2016, we began presenting expenses incurred associated with our pending merger discussed above in “Merger, acquisition and other related costs” on our Condensed Consolidated Statements of Operations. The associated costs incurred in the first quarter of fiscal year 2016 were included in “General and administrative” and we have reclassified such costs for the six months ended February 29, 2016 to conform with our current presentation.

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
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. We early adopted ASU 2015-16 during our first quarter of fiscal year 2016, which had no impact on our consolidated financial statements, and we will apply the new guidance to future adjustments to provisional amounts.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. We adopted ASU 2014-08 during our first quarter of fiscal year 2016, which had no impact on our consolidated financial statements, and we will apply the new guidance to applicable components that are determined to be held for sale or disposed in future periods.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 12

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on September 1, 2017 and we are currently evaluating the impact that the standard will have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on September 1, 2019 using a modified retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the new revenue recognition standard is effective for us on September 1, 2018 using either a full retrospective or a modified retrospective approach. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarifies the guidance in ASU 2014-09 and has the same effective date as the original standard. We are currently evaluating which transition approach to use and the impact that the standard will have on our consolidated financial statements.
Note 2. Restructuring and Impairment Charges
Restructuring and impairment charges include the following for the respective periods:

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Restructuring charges	$26,877	$16,580	$51,307	$35,328
Goodwill impairments(1)	—	—	73,393	—
Property and equipment impairment	2,512	5,950	2,512	5,950
Restructuring and impairment charges	$29,389	$22,530	$127,212	$41,278
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

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 13

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes the restructuring charges in our segment reporting format for the respective periods:

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
University of Phoenix	$11,503	$12,026	$30,593	$22,249
Apollo Global	315	43	719	101
Other	15,059	4,511	19,995	12,978
Restructuring charges	$26,877	$16,580	$51,307	$35,328
The following details the changes in our restructuring liabilities during the six months ended February 29, 2016:

	Lease and Related Costs, Net		Severance and Other Employee Separation Costs		Other Restructuring Related Costs		Total
($ in thousands)	2016 Restructuring	Prior Year Restructuring(1)	2016 Restructuring	Prior Year Restructuring(1)	2016 Restructuring	Prior Year Restructuring(1)
August 31, 2015	$—	$74,990	$—	$8,210	$—	$90	$83,290
Expense	—	10,479	10,380	1,058	210	2,303	24,430
Other	—	(387)	(53)	—	—	(1,211)	(1,651)
Payments	—	(12,662)	(3,158)	(5,257)	—	(813)	(21,890)
November 30, 2015	—	72,420	7,169	4,011	210	369	84,179
Expense	—	16,178	7,133	696	1,058	1,812	26,877
Other	—	(3,705)	(164)	—	—	(1,543)	(5,412)
Payments	—	(10,771)	(11,029)	(1,788)	(405)	(522)	(24,515)
February 29, 2016(2)	$—	$74,122	$3,109	$2,919	$863	$116	$81,129
(1) We have incurred $449 million of cumulative costs associated with restructuring activities initiated prior to fiscal year 2016, which include lease exit, employee separation, and other related costs of $283 million, $115 million and $51 million, respectively. These cumulative costs have been reflected in our segment reporting as follows: $329 million in University of Phoenix, $19 million in Apollo Global, and $101 million in Other.
(2) The gross, undiscounted obligation associated with our restructuring liabilities as of February 29, 2016 was approximately $146 million, which principally represents costs for non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.
Activities Initiated in Prior Years
Our restructuring activities initiated prior to fiscal year 2016 principally included rationalizing our leased administrative office facilities, closing approximately 150 University of Phoenix ground locations, and workforce reductions. During the six months ended February 29, 2016, we incurred $32.7 million of expense for these prior year activities. The majority of the expense represents initial charges for the estimated fair value of future contractual operating lease obligations which are recorded when we cease using the respective facility, and an increase in our estimated future cash payments associated with exiting additional space at other locations included in the rationalization plan. We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates which have ranged between 3%-6% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.
As of February 29, 2016, we had approximately $56 million of remaining lease obligations associated with the locations that we expect to close as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We will incur lease obligation charges for these locations when we cease using the respective facilities. We will also continue to incur interest accretion, and may record additional adjustments in future periods for the estimated obligations associated with facilities we have already exited.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 14

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activities Initiated in Fiscal Year 2016
During the six months ended February 29, 2016, we incurred $18.6 million of expense for new restructuring activities initiated during fiscal year 2016. Substantially all of the expense represents severance and other employee separation costs associated with the elimination of approximately 800 positions. The expense associated with these activities for the six months ended February 29, 2016 is reflected in our segment reporting as follows: $9.6 million in University of Phoenix, $0.5 million in Apollo Global and $8.5 million in Other.
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
The following summarizes Carnegie Learning’s operating results for the respective periods, which are presented in loss from discontinued operations, net of tax on our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net revenue	$—	$3,469	$2,993	$7,996
Costs and expenses:
Intangibles impairment(1)	—	12,999	—	12,999
Loss on sale	—	—	2,773	—
Other	—	7,521	4,519	15,713
Loss from discontinued operations before income taxes	—	(17,051)	(4,299)	(20,716)
Benefit from income taxes	—	6,609	1,040	7,996
Loss from discontinued operations, net of tax	$—	$(10,442)	$(3,259)	$(12,720)
(1) Represents an impairment charge to write-off certain Carnegie Learning technology intangibles that were no longer being used. The associated technology had been incorporated into University of Phoenix’s academic platform and as a result of the University ceasing use of the technology, no future cash flows associated with the technology were expected over its remaining useful life. Accordingly, we recorded a $13.0 million impairment charge representing the remaining carrying value.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 15

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
Note 4. Acquisitions
Fiscal Year 2016 Acquisition
On December 10, 2015, we acquired all of the outstanding shares of Career Partner GmbH (“Career Partner”), a provider of education and training programs in Germany. This acquisition supports our strategy to diversify and expand our global operations. We made an initial cash payment of €96 million (equivalent to approximately $105 million on the acquisition date), and the acquisition includes a potential contingent consideration payment in the future of up to €11 million (equivalent to approximately $12 million on the acquisition date). The contingent payment is calculated principally based on Career Partner’s operating results for calendar year 2016, and its estimated fair value on the acquisition date was $10.7 million, which we determined using a discounted cash flow valuation method encompassing significant unobservable inputs. The inputs include estimated operating results for the performance period and the discount rate applied. We incurred approximately $2.0 million of transaction costs in connection with this acquisition and these costs are included in merger, acquisition and other related costs on our Condensed Consolidated Statements of Operations in the six months ended February 29, 2016.
We accounted for the acquisition as a business combination and allocated the purchase price to the assets acquired and liabilities assumed at fair value as summarized below:

($ in thousands)
Cash and cash equivalents	$4,580
Property and equipment	13,682
Intangibles:
Trademarks (indefinite useful life)	30,469
Accreditations (indefinite useful life)	27,948
Student and customer relationships (5 year useful life)	9,097
Curriculum (5 year useful life)	3,726
Goodwill	96,353
Other assets	2,092
Deferred revenue	(28,380)
Capital lease obligations	(22,734)
Other liabilities	(20,340)
Total assets acquired and liabilities assumed	116,493
Less: Fair value of contingent consideration	(10,717)
Less: Cash acquired	(4,580)
Cash paid for acquisition, net of cash acquired	$101,196
We determined the fair value of assets acquired and liabilities assumed based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the respective items. We used the following assumptions, the majority of which include significant unobservable inputs, and valuation methodologies to determine fair value:

•
Intangibles - We used income approaches to value the substantial majority of the acquired intangibles. The trademarks were valued using the relief-from-royalty method, which represents the benefit of owning these intangible assets rather than paying royalties for their use. The accreditations were valued using the with and with-out method, and the remaining intangibles were valued using the cost savings method or the excess earnings method.

•	Deferred revenue - We estimated the fair value of deferred revenue using the cost build-up method, which represents the cost to deliver the services, plus a normal profit margin.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 16

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Capital leases - Substantially all of the property and equipment in the above table represents capital lease assets. The fair value of the capital lease assets represents our right to use the respective assets over the remaining lease term, and the fair value of the corresponding obligations represents the future minimum lease payments discounted at a current borrowing rate.

•	Other assets and liabilities - The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.
We recorded $96.4 million of goodwill as a result of the Career Partner acquisition, which is not expected to be deductible for tax purposes. The goodwill is principally attributable to the future earnings potential associated with enrollment growth and other intangibles that do not qualify for separate recognition such as the assembled workforce. The goodwill is included in our Apollo Global reportable segment and we have selected a July 1 annual goodwill impairment test date.
We assigned an indefinite useful life to the acquired trademarks and accreditations intangibles as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and we intend to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which we expect the economic benefits of the assets to be consumed. The weighted average original useful life of the acquired finite-lived intangibles was 5 years. Refer to Note 7, Goodwill and Intangibles, for the estimated future amortization of our finite-lived intangibles.
Career Partner’s operating results are included in our condensed consolidated financial statements from the acquisition date. We have not provided pro forma information or the revenue and operating results of Career Partner because its results of operations are not material to our consolidated results of operations.
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

•
FAEL - On December 4, 2014, we acquired a 75% interest in Sociedade Técnica Educacional da Lapa S.A., a provider of postsecondary educational programs in Brazil under the name Faculdade da Educacional da Lapa (“FAEL”). We made an initial cash payment of R$73.8 million (equivalent to $28.9 million on the acquisition date), and the acquisition includes a potential contingent consideration payment in the future that is principally based on FAEL’s calendar year 2018 net revenue. The contingent payment has a maximum of approximately R$34 million (equivalent to $8.6 million as of February 29, 2016), and its fair value on the acquisition date was insignificant based on our estimate of FAEL’s future revenue in relation to the contingent payment threshold as defined in the acquisition agreement.

We accounted for these acquisitions as business combinations, and the operating results of The Iron Yard and FAEL are included in our consolidated financial statements from the respective acquisition dates. We have not provided pro forma information or the revenue and operating results of the acquired entities because their results of operations are not material, either individually or in the aggregate, to our consolidated results of operations in the respective periods of acquisition. The purchase price allocations are summarized below:

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

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 17

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Financial Instruments
We invest our excess cash in a variety of marketable securities, which are all classified as available-for-sale. The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by financial instrument category as of the respective period ends:

	February 29, 2016
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$426,916	$—	$—	$426,916	$426,916	$—	$—
Level 1:
Money market funds	124,061	—	—	124,061	124,061	—	—
Level 2:
Corporate bonds	120,895	10	(449)	120,456	—	96,787	23,669
Tax-exempt municipal bonds	89,047	113	(15)	89,145	2,395	64,162	22,588
Time deposits	50,392	—	—	50,392	25,154	25,238	—
Other	34,872	5	(16)	34,861	1,000	28,851	5,010
Total	$846,183	$128	$(480)	$845,831	$579,526	$215,038	$51,267

	August 31, 2015
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$564,225	$—	$—	$564,225	$564,225	$—	$—
Level 1:
Money market funds	107,408	—	—	107,408	107,408	—	—
Level 2:
Corporate bonds	137,283	16	(271)	137,028	1,823	82,047	53,158
Tax-exempt municipal bonds	97,022	68	(60)	97,030	2,408	61,530	33,092
Time deposits	50,267	—	—	50,267	25,110	25,157	—
Other	36,634	10	(37)	36,607	1,100	25,942	9,565
Total	$992,839	$94	$(368)	$992,565	$702,074	$194,676	$95,815
(1) Cash and cash equivalents includes restricted cash and cash equivalents.
We measure our financial instruments at fair value on a recurring basis as follows:

•	Money market funds - We use Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets.

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

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 18

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Accounts Receivable, Net
Accounts receivable, net consist of the following as of the respective period ends:

($ in thousands)	February 29, 2016	August 31, 2015
Student accounts receivable	$278,804	$234,204
Less allowance for doubtful accounts	(48,125)	(42,259)
Net student accounts receivable	230,679	191,945
Other receivables	7,947	6,514
Total accounts receivable, net	$238,626	$198,459
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Beginning allowance for doubtful accounts	$48,038	$52,682	$42,259	$50,145
Provision for uncollectible accounts receivable	12,783	11,969	28,096	29,367
Write-offs, net of recoveries	(12,247)	(13,664)	(21,738)	(28,070)
Currency translation adjustment	(449)	(1,096)	(492)	(1,551)
Ending allowance for doubtful accounts	$48,125	$49,891	$48,125	$49,891
Note 7. Goodwill and Intangibles
The following details changes in our goodwill by reportable segment during the six months ended February 29, 2016:

($ in thousands)	University of Phoenix	Apollo Global	Other	Total
Goodwill as of August 31, 2015	$71,812	$142,599	$32,779	$247,190
Career Partner acquisition	—	96,353	—	96,353
Impairment(1)	(71,812)	—	(1,581)	(73,393)
Currency translation adjustment	—	(3,314)	—	(3,314)
Goodwill as of February 29, 2016	$—	$235,638	$31,198	$266,836
(1) During the first quarter of fiscal year 2016, we recorded impairment charges of $71.8 million and $1.6 million for our University of Phoenix and Western International University reporting units, respectively.
Intangibles consist of the following as of the respective period ends:

	February 29, 2016				August 31, 2015
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount
Curriculum(1)	$23,441	$(9,596)	$(2,507)	$11,338	$19,715	$(7,361)	$(2,470)	$9,884
Accreditations and designations	21,628	(8,726)	(3,084)	9,818	21,628	(6,972)	(3,153)	11,503
Trademarks	21,019	(3,818)	(2,953)	14,248	21,019	(2,942)	(3,034)	15,043
Student and customer relationships(1)	14,534	(3,722)	(2,004)	8,808	5,517	(2,632)	(1,975)	910
Other	3,513	(576)	(832)	2,105	3,746	(597)	(633)	2,516
Total finite-lived intangibles	84,135	(26,438)	(11,380)	46,317	71,625	(20,504)	(11,265)	39,856
Trademarks(1)	132,106	—	(18,944)	113,162	101,637	—	(9,906)	91,731
Accreditations and designations(1)	42,418	—	(3,770)	38,648	14,470	—	(2,813)	11,657
Total indefinite-lived intangibles	174,524	—	(22,714)	151,810	116,107	—	(12,719)	103,388
Total intangible assets, net	$258,659	$(26,438)	$(34,094)	$198,127	$187,732	$(20,504)	$(23,984)	$143,244
(1) We acquired certain intangibles during fiscal year 2016 as a result of our acquisition of Career Partner. Refer to Note 4, Acquisitions.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 19

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated future amortization expense of our finite-lived intangibles as of February 29, 2016 is as follows:

($ in thousands)	Remainder of 2016	2017	2018	2019	2020	2021	Thereafter	Total
Estimated future amortization expense(1)	$7,633	$13,902	$9,961	$4,885	$3,020	$2,116	$4,800	$46,317
(1) Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
Goodwill Impairment
Our market capitalization declined significantly during the first quarter of fiscal year 2016 after we reported our fourth quarter fiscal year 2015 results and our business outlook for fiscal year 2016. We believe the decline in the first quarter of fiscal year 2016 was attributable to University of Phoenix’s lower enrollment, increasing risk associated with the proprietary education sector, and uncertainty associated with its strategy to transform into a more focused, higher retaining and less complex institution. Additionally, initiatives associated with the University’s new strategy have accelerated the enrollment decline at the University and negatively impacted its cash flows in the short-term. Based on the decline in market capitalization, we performed an interim goodwill impairment analysis for University of Phoenix in the first quarter of fiscal year 2016.
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
We have not recorded any goodwill impairment charges associated with our other reporting units during fiscal year 2016 as we do not believe there have been any events or changes in circumstances since their respective most recent annual impairment tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. As part of this consideration, we compared the sum of the estimated fair values of our reporting units to our market capitalization, plus an assumed control premium to acquire a controlling interest in Apollo, which included consideration of the purchase price associated with our pending merger. Based on our evaluation, the fair values of our reporting units were reasonable in relation to our market capitalization. However, we may be required to record additional goodwill impairment charges in the future if our critical assumptions deteriorate or our market capitalization declines further.
Note 8. Fair Value Measurements
We measure and disclose certain financial instruments at fair value as described in Note 5, Financial Instruments. Liabilities measured at fair value on a recurring basis, all of which are included in other liabilities on our Condensed Consolidated Balance Sheets, consist of the following as of February 29, 2016 and August 31, 2015:

		Fair Value Measurements at Reporting Dates Using
	Fair Value as of Respective Reporting Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Contingent consideration as of February 29, 2016	$18,200	$—	$—	$18,200
Contingent consideration as of August 31, 2015	$7,499	$—	$—	$7,499

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 20

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the respective periods:

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Beginning balance	$7,542	$6,292	$7,499	$41,893
Initial contingent consideration at fair value	10,717	—	10,717	—
Change in fair value included in net income	(119)	124	(76)	(997)
Payment for contingent consideration(1)	—	—	—	(34,480)
Currency translation adjustment	60	—	60	—
Ending balance	$18,200	$6,416	$18,200	$6,416
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
Our contingent consideration liabilities are valued using discounted cash flow valuation methods encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios and the discount rates applied. Our contingent consideration liabilities relate to the following:

•
Career Partner - We acquired Career Partner during the second quarter of fiscal year 2016 and have contingent consideration of up to €11 million (equivalent to approximately $12 million as of February 29, 2016). The contingent consideration is principally based on Career Partner’s operating results for calendar year 2016 and we estimated its fair value to be $10.7 million as of the acquisition date. The contingent consideration is expected to be paid in early calendar year 2017 and is included in accrued and other current liabilities on our Condensed Consolidated Balance Sheets.

•
Apollo Global - As a result of our purchase of the noncontrolling interest in Apollo Global during fiscal year 2013, we have contingent consideration that is based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As of February 29, 2016, the estimated fair value for this contingent consideration was $7.2 million and the associated liability is included in other long-term liabilities on our Condensed Consolidated Balance Sheets.

We did not change our valuation techniques associated with recurring fair value measurements from prior periods.

Liabilities measured at fair value on a nonrecurring basis during the six months ended February 29, 2016 are included in other liabilities on our Condensed Consolidated Balance Sheets and consist of the following:

		Fair Value Measurements at Measurement Date Using
($ in thousands)	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Six Months Ended February 29, 2016
Restructuring obligations	$17,778	$—	$—	$17,778	$17,778
During the six months ended February 29, 2016, we recorded $17.8 million of aggregate initial lease obligations at fair value associated with our restructuring activities. We recorded obligation liabilities on the dates we ceased using the respective facilities, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 2, Restructuring and Impairment Charges.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 21

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of the respective period ends:

($ in thousands)	February 29, 2016	August 31, 2015
Salaries, wages and benefits	$71,466	$74,454
Student discounts, grants and scholarships	48,997	44,682
Restructuring obligations	37,227	38,921
Legal and other professional obligations	25,216	23,961
Advertising	13,173	21,931
Contingent consideration	11,004	—
Deferred rent and other lease liabilities	9,975	12,181
Curriculum materials	8,263	11,690
Other	53,341	53,027
Total accrued and other current liabilities	$278,662	$280,847
Other long-term liabilities consist of the following as of the respective period ends:

($ in thousands)	February 29, 2016	August 31, 2015
Deferred rent and other lease liabilities	$45,964	$49,745
Restructuring obligations	43,902	44,369
Deferred revenue	27,193	16,687
Deferred gains on sale-leasebacks	19,431	20,168
Other	50,306	41,483
Total other long-term liabilities	$186,796	$172,452
Note 10. Debt
Debt and short-term borrowings consist of the following as of the respective period ends:

($ in thousands)	February 29, 2016	August 31, 2015
Revolving Credit Facility	$—	$—
Capital lease obligations	33,076	16,863
Other	28,960	28,783
Total debt	62,036	45,646
Less short-term borrowings and current portion of long-term debt	(20,961)	(14,080)
Long-term debt	$41,075	$31,566
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
We had no outstanding borrowings under the Revolving Credit Facility as of February 29, 2016 and August 31, 2015, but we had approximately $57 million and $41 million of outstanding letters of credit as of the respective periods. We also borrowed $50 million under the Revolving Credit Facility during the second quarter of fiscal year 2016, but subsequently repaid the amount later in the same quarter.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from Prime + 25 to 85 basis points.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 22

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at February 29, 2016 and August 31, 2015.
Other debt principally includes debt at subsidiaries of Apollo Global and other obligations. The weighted average interest rate on our outstanding other debt at February 29, 2016 and August 31, 2015 was 5.9% and 5.6%, respectively.
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
As further discussed in Note 7, Goodwill and Intangibles, there is significant uncertainty associated with University of Phoenix’s future operating results due to competitive factors and its initiatives to transform itself into a more focused, higher retaining and less complex institution. Based primarily on this uncertainty, we used the discrete method to calculate our interim tax provision for the interim periods in fiscal year 2016. Under the discrete method, we determined our tax expense for the interim periods based on actual results as if the interim periods were an annual period, which we believe provides a more reasonable interim income tax provision than the continued use of the estimated annual effective tax rate method. Our effective income tax rate for continuing operations for the six months ended February 29, 2016 was also significantly impacted by the goodwill impairment charge for our University of Phoenix reporting unit, which was not deductible for tax purposes.
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
Note 12. Shareholders’ Equity and Redeemable Noncontrolling Interests
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of February 29, 2016. There is no expiration date on the repurchase authorizations and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. We are prohibited from repurchasing shares under the agreements associated with our pending merger, as described further in Note 1, Nature of Operations and Significant Accounting Policies.
We also repurchase shares in connection with tax withholding requirements associated with the release of vested share-based awards, which do not fall under the repurchase program described above.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 23

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes our share repurchase activity for the respective periods:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Share repurchases under share repurchase program:
Number of shares repurchased	—	763	—	1,440
Weighted average purchase price per share	$—	$26.22	$—	$26.45
Cost of share repurchases	$—	$20,000	$—	$38,092
Share repurchases related to vesting of share-based awards:
Number of shares repurchased	14	9	78	87
Cost of share repurchases	$109	$254	$626	$2,226
Share Reissuances
We reissue our Class A common stock from our treasury stock as a result of the release of shares associated with share-based awards and purchases under our employee stock purchase plan. Share reissuances were as follows for the respective periods:

	Three Months Ended		Six Months Ended
(In thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Number of shares reissued	147	55	321	282
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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Numerator:
Net (loss) income attributable to Apollo (basic and diluted)	$(60,396)	$(33,610)	$(121,161)	$175
Denominator:
Basic weighted average shares outstanding	108,595	108,166	108,521	108,375
Dilutive effect of restricted stock units and performance share awards(1)	—	—	—	759
Dilutive effect of stock options(1)	—	—	—	203
Diluted weighted average shares outstanding	108,595	108,166	108,521	109,337
Basic loss per share attributable to Apollo	$(0.56)	$(0.31)	$(1.12)	$—
Diluted loss per share attributable to Apollo	$(0.56)	$(0.31)	$(1.12)	$—

Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive restricted stock units and performance share awards(1)	3,994	929	4,220	11
Anti-dilutive stock options(1)	3,557	2,572	3,636	2,411
 (1) Due to the loss from continuing operations attributable to Apollo during the three and six months ended February 29, 2016 and the three months ended February 28, 2015, no dilutive share-based awards were included in the calculations of diluted loss per share because they would have been anti-dilutive.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 24

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Share-Based Compensation
The following details share-based compensation expense for the respective periods:

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Instructional and student advisory	$2,640	$2,905	$5,424	$5,887
Marketing	594	783	1,358	1,619
Admissions advisory	161	256	326	517
General and administrative	5,507	6,624	11,261	12,504
Restructuring and impairment charges	164	635	217	1,387
Share-based compensation expense	$9,066	$11,203	$18,586	$21,914
In accordance with our Amended and Restated 2000 Stock Incentive Plan, we granted 7,000 and 575,000 restricted stock units and performance share awards during the three and six months ended February 29, 2016, respectively. The granted awards had a weighted average grant date fair value per share of $7.33 and $7.50, respectively. As of February 29, 2016, we had $50.7 million and $2.4 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested restricted stock units and performance share awards, respectively. This expense is expected to be recognized over a weighted average period of 2.5 years.
In accordance with our Amended and Restated 2000 Stock Incentive Plan, we granted no stock options during the three months ended February 29, 2016 and 4,000 stock options during the six months ended February 29, 2016. The weighted average grant date fair value and the weighted average exercise price of the options granted were $4.12 and $10.35, respectively. As of February 29, 2016, we had $7.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.6 years.
Note 15. Commitments and Contingencies
Surety Bonds
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid. As of February 29, 2016, the face amount of these surety bonds was approximately $11 million.
Letters of Credit
As of February 29, 2016, we had approximately $57 million of outstanding letters of credit, which support certain of our obligations and guarantees provided by our subsidiaries as part of our normal operations for which fair value is not material.
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
Merger-Related Shareholder Suits
In connection with the pending merger described in Note 1, Nature of Operations and Significant Accounting Policies, the class action lawsuits listed below have been filed in the Superior Court of Maricopa County, Arizona against some or all of the following parties: us, our directors, the Apollo Class B Voting Stock Trust No. 1, AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., and Barclays Capital Inc. and Evercore Group L.L.C. (in their capacity as our financial advisors in connection with the merger):

•	Casey v. Apollo Education Group, Inc., et al., Case No. CV2016-051605 filed on February 25, 2016;

•	Miglio v. Apollo Education Group, Inc., et al., Case No. CV2016-003718 filed on February 26, 2016;

•	Blanchfield v. Apollo Education Group, Inc., et al., Case No. CV2016-001738 filed on February 29, 2016;

•	Wagner v. Apollo Education Group, Inc., et al., Case No. CV2016-001905 filed on March 9, 2016;

•	Ladouceur v. Apollo Education Group, Inc., et al., Case No. CV2016-002148 filed on March 17, 2016; and

•	Simkhovich v. Apollo Education Group, Inc., et al., Case No. CV2016-002339 filed on March 23, 2016.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 25

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The complaints generally allege that our directors have violated their fiduciary duties by, among other things, failing to properly value us and failing to maximize our value to our shareholders as well as by including purportedly preclusive deal protections in the merger agreement, and that we, AP VIII Queso Holdings, L.P. and Socrates Merger Sub, Inc. aided and abetted such alleged breaches of fiduciary duties. The Miglio, Wagner, Ladouceur and Simkhovich complaints further allege that our directors breached their fiduciary duty of candor by filing a materially incomplete and misleading preliminary proxy statement and also allege that the sale process was negatively impacted by certain conflicts with our financial advisors. The plaintiffs seek various remedies, including a declaration that the action is properly maintainable as a class action, an injunction against the consummation of the merger, an accounting of the damages sustained by the plaintiffs and the class, costs and fees of the action, including attorneys’ fees and expenses, and any other equitable relief the court may deem just and proper. The action titled Blanchfield v. Apollo Education Group, Inc., et al. was voluntarily dismissed without prejudice on March 4, 2016.
We believe that these claims are lacking in merit and we plan to vigorously defend against each of them. We have not accrued any liability associated with these actions.
Securities Class Action (Rameses Te Lomingkit et. al.)
On March 14, 2016, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Rameses Te Lomingkit et. al. v. Apollo Education Group, Inc. et. al., Case Number 2:16-CV-00689-JZB. The plaintiff, who allegedly purchased our shares during the specified class period, filed this putative class action on behalf of the plaintiff and all of our shareholders who acquired Class A shares between June 26, 2013 and October 21, 2015 and seeks certification as a class action and unspecified compensatory damages and costs. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by us and certain of our officers for making allegedly false and misleading statements and failing to disclose material facts relating to the nature of our military recruitment activities and the status of our online classroom platform.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
Class Action Alleging Violations of Kentucky Wage and Hour Laws
On June 9, 2015, two former University of Phoenix employees filed an action in the Circuit Court of Jefferson County Kentucky alleging that they were wrongfully terminated from their positions with the University in violation of Kentucky and federal law. In this action, which is captioned Aldrich et al. v. The University of Phoenix, 15-C-2839 (Jefferson Cty. Circuit Court), plaintiffs also allege that the University violated Kentucky wage and hour law by failing to pay plaintiffs overtime and other required wages, and in connection with these wage and hour claims, they seek to represent a class of plaintiffs consisting of all individuals employed by the University within the past five years who performed a substantial part of their job duties in Kentucky. Plaintiffs seek to recover damages on their own behalf in connection with their alleged wrongful termination and past due wages, overtime compensation and other relief on behalf of the class in connection with the wage and hour claims. On March 4, 2016, the Court granted our motion to dismiss and compel arbitration. On March 9, 2016, plaintiffs filed a notice of their intent to appeal with the U.S. Court of Appeals for the Sixth Circuit.
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

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 26

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
Federal False Claims Act Lawsuit
On March 3, 2016, a qui tam complaint against us filed by a private relator under the Federal False Claims Act was unsealed. The lawsuit, captioned United States of America ex rel. Arthur Green v. University of Phoenix, et al, Case Number 1:14 CV 1654, was previously filed under seal in the U.S. District Court for the Northern District of Ohio. It was unsealed by order of the District Court after the federal government notified the District Court of its decision not to intervene in the case.
The complaint alleges, among other things, that since at least July 2008, University of Phoenix has violated the Federal False Claims Act by falsely certifying to the U.S. Department of Education that the University was in compliance with various regulations under the U.S. Higher Education Act relating to preparation of student financial aid forms and other matters, including in connection with employee participation in student financial aid programs. The relator seeks unspecified damages on behalf of the federal government.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo, Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates. On October 31, 2014, the Court denied the Apollo defendants’ initial applications to have the case dismissed, concluding that plaintiffs’ complaint raised factual issues that needed to be resolved through the submission of evidence. Defendants appealed that ruling to the Division Bench of the High Court, and that appeal was denied by the Division Bench on August 17, 2015. We then filed a Special Leave Petition before the India Supreme Court on November 21, 2015 seeking leave to appeal the decision of the Division Bench, which was denied on January 15, 2016. On February 15, 2016, we filed a petition for review of the denial of the Special Leave Petition. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India, including through our joint venture with HT Media Limited, may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.
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
In February 2016, we received a Second Investigative Subpoena from the Office of the Attorney General of the State of California in the Matter of the Investigation of For-Profit Educational Institutions, following the Investigative Subpoena we received in August 2015. The Second Investigative Subpoena, which is not limited to matters involving military students, seeks the production of documents and information regarding a broad spectrum of the business and practices of Apollo and its subsidiaries, including University of Phoenix, relating to marketing, recruiting, compensation of enrollment advisors, complaints, financial aid, compliance, accreditation, other governmental investigations, private litigation and other matters, as well as additional information

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 27

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

relating to marketing and services to members and former members of the U.S. military and California National Guard, for the time period of July 1, 2010 to the present.
We are cooperating with the Attorney General in these investigative proceedings. We cannot predict the eventual scope, duration or outcome of the investigations at this time.
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
In October 2010, University of Phoenix received notice that the State of Florida Office of the Attorney General in Fort Lauderdale, Florida had commenced an investigation into possible unfair and deceptive trade practices associated with certain alleged practices of the University. The notice included a subpoena to produce documents and detailed information for the time period of January 1, 2006 to the present about a broad spectrum of the University’s business. We are cooperating with the investigation. We cannot predict the eventual scope, duration or outcome of the investigation at this time.
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

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 28

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
Securities Class Action (Teamsters Local 617 Pension and Welfare Funds)
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
Note 16. Regulatory Matters
All U.S. federal student financial aid programs are established by Title IV of the Higher Education Act and regulations promulgated thereunder. The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. The most recent reauthorization of the Higher Education Act expired September 30, 2013, but Title IV student financial aid programs remain authorized and functioning. Congress continues to engage in discussion and activity regarding Higher Education Act reauthorization, but the timing and terms of any eventual reauthorization cannot be predicted.
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
In February 2016, the Department notified the University that for the duration of the month-to-month continuation of the University’s Program Participation Agreement, University of Phoenix must obtain from the Department prior approval of substantial changes, including (i) the establishment of additional locations, (ii) any increase in the level of academic offering beyond those listed in the Institution’s Eligibility and Certification Approval Report and (iii) the addition of any educational

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 29

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

program (including degree, nondegree, or short-term training programs). Some of these substantial changes include changes that previously could be implemented by the University upon notice to the Department and without prior approval.
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
These ratios provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If an institution’s composite score is at least 1.5, it is considered financially responsible. If an institution’s composite score is less than 1.5 but is 1.0 or higher, it is still considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years under the Department’s “zone” alternative. Under the zone alternative, the Department may subject the institution to various operating or other requirements, which may include being transferred from the “advance” method of payment of Title IV program funds to the heightened cash monitoring payment method under which the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds from the Department for the amount of those disbursements, or being transferred to the more onerous reimbursement payment method under which an institution must submit to the Department documentation demonstrating the eligibility for each Title IV disbursement and wait for the Department’s approval before drawing down Title IV funds.
If an institution does not achieve a composite score of at least 1.0, it is subject to additional requirements in order to continue its participation in the Title IV programs, including submitting to the Department a letter of credit in an amount equal to at least ten percent, and at the Department’s discretion up to 50%, of the Title IV funds received by the institution during its most recently completed fiscal year, and being placed on provisional certification status, under which the institution must receive Department approval before implementing new locations or educational programs and comply with other restrictions, including reduced due process rights in subsequent proceedings before the Department.
In addition, under new regulations that take effect on July 1, 2016, institutions placed on either the heightened cash monitoring payment method or the reimbursement payment method must pay Title IV credit balances to students and parents before requesting Title IV funds from the Department and may not hold Title IV credit balances on behalf of students or parents, even if such balances are expected to be applied to future tuition payments.
The composite scores for Apollo Education Group and University of Phoenix, which are calculated as of the end of our fiscal year, were as follows for the indicated periods:

	Fiscal Year
	2015	2014	2013
Apollo Education Group	2.6	2.5	2.6
University of Phoenix	2.9	2.3	2.5
As discussed in Note 7, Goodwill and Intangibles, in Item 1, Financial Statements, we recorded $73.4 million of goodwill impairment charges relating to our University of Phoenix and Western International University reporting units during the first quarter of fiscal year 2016, which was primarily the result of a substantial decline in our market capitalization. These impairment charges increase our fiscal year 2016 total operating expenses, which will negatively impact our fiscal year 2016

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 30

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

composite scores to be calculated as of August 31, 2016. If our profitability declines further than expected, including as a result of additional goodwill impairment charges, which could result from further declines in our market capitalization, higher than expected restructuring charges, our inability to execute on our currently planned cost reduction initiatives, a more than anticipated decline in enrollment, or other unexpected changes or developments, our fiscal year 2016 composite scores could fall below 1.5.
We believe that we may be able to take certain corrective measures to maintain composite scores of 1.5 or greater, if we determine that there is increased risk that our fiscal year 2016 composite scores will fall below that level, depending on the circumstances causing the expected decline. However, such measures, if available, may require material modifications to our business and strategy that would adversely impact our future revenue and profitability and/or may involve the issuance of equity or equity-linked securities under challenging circumstances that could result in material dilution to our existing shareholders.
If our composite score falls below 1.5, our liquidity could be subject to severe stress due to the following factors:

•
Our principal revolving credit facility, which expires in April 2017, requires that we maintain a composite score of at least 1.5. If our composite score falls below 1.5, it would be an event of default under the facility and any outstanding balance could be declared immediately due and payable.

•
Although not required solely due to participation in the zone alternative discussed above, we could be required by the Department of Education to submit a letter of credit in an amount of 10% or more of our annual Title IV receipts as a result of factors related to the cause of our composite score decline, which letter of credit likely would need to be cash collateralized and our revolving credit facility would not be available for this purpose.

•
If the Department places University of Phoenix on the heightened cash monitoring payment method, we would need to deploy additional working capital to conduct our business due to the delay in receipt of Title IV funding. If University of Phoenix is placed on the reimbursement payment method, our working capital needs would increase significantly, the precise amount of which increase cannot be predicted because it would depend on the average length of time required by the Department to evaluate and approve our requests for reimbursement and the amount of any required letter of credit.

The combined effect of the above factors could cause our business to no longer be sustainable without a significant infusion of equity or other funding. Under current market conditions, there is no assurance that other funding sources would be available in sufficient amounts on terms acceptable to us or at all, and any available equity funding would necessarily involve substantial dilution to our current shareholders.
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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum debt service-to-earnings ratios calculated on the basis of the average earnings of program graduates; one test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of discretionary earnings. If a program fails to meet either minimum ratio for one year, the institution will be required to provide a warning notice to prospective and enrolled students advising that the program may lose Title IV eligibility based on the final student debt service-to-earnings ratios for the next award year. Programs that fail to meet either of the minimum ratios for two out of three consecutive years will immediately cease to be Title IV eligible for a period of at least three years.
The Department has indicated that the official 2014 gainful employment debt service-to-earnings ratios will be issued sometime during calendar year 2016. The expected timing of the issuance of the 2015 ratios has not yet been announced. We believe it is likely that some of University of Phoenix’s programs will be impacted by the regulations. However, the University ceased enrolling new students in many of the programs it believes may be impacted in connection with its initiatives to transform itself into a more focused, higher retaining and less complex institution. As of August 31, 2015, students in these programs that ceased enrolling new students represented approximately 10% of the University’s Degreed Enrollment. Students who were

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 31

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

already enrolled in such programs, and who do not elect to enroll in a different University of Phoenix program, will be taught-out in due course.
Changes in student borrowing needs and practices, student loan interest rates, labor markets and other factors outside of our control could adversely impact compliance with these regulations for some of our programs in the future. The Department has not yet announced the protocol for calculating and disseminating the debt service-to-earnings ratios. Because the ratios will be issued by the Department after the measuring period, we may not know of a program’s failure to meet the tests until well after the measuring period, and students enrolled in such a program could lose their access to federal financial aid before completing the program.
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
In July 2013, the accreditation of University of Phoenix was reaffirmed by HLC through the 2022-2023 academic year. The University is subject to the Standard Pathway reaffirmation process, pursuant to which the University will host a comprehensive evaluation visit in 2017 and will undergo its next reaffirmation process in 2022-2023.
Military Benefit Programs
U.S. Department of Defense Tuition Assistance Program
On January 15, 2016, University of Phoenix was notified by the U.S. Department of Defense (“DoD”) that the University’s probationary status in respect of its participation in the DoD Tuition Assistance Program for active duty military personnel had been lifted, effective immediately. The University had been placed on probation in October 2015 pending a review by the Department of the University’s compliance with the DoD Voluntary Education Partnership Memorandum of Understanding with the University, which is the basis on which the University’s active duty military students participate in the DoD Tuition Assistance Program.
The University will be subject to a heightened compliance review for a period of one-year following the removal of probationary status. During this period, the University will continue to engage with the Department and complete the production of information and documents previously requested by the Department. In addition, the University will be subject to an enhanced compliance review in fiscal year 2017.
In fiscal year 2015, funding under the DoD Tuition Assistance Program represented less than 1% of the University’s net revenue.
U.S. Department of Veterans Affairs Educational Benefits
University of Phoenix participates in the Department of Veterans Affairs educational benefits programs (“VA Programs”) for eligible veterans. Under these VA Programs, the educational locations serving veterans are subject to a compliance survey each year. Following the notice of probation in October 2015 from the Department of Defense, which has been subsequently lifted as described above, the Veterans Administration announced the commencement of the annual compliance survey, with an accelerated schedule and increased scope relative to prior years. The annual compliance review was completed with no adverse action imposed on the University. In fiscal year 2015, funding under VA Programs represented approximately 10% of University of Phoenix’s cash basis revenue, calculated on the same basis as for the 90/10 Rule.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 32

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

•
Apollo Global, which includes our institutions based outside the U.S., and its corporate operations. Apollo Global acquired Career Partner and FAEL during the second quarter of fiscal year 2016 and 2015, respectively. Refer to Note 4, Acquisitions. The operating results of these entities are included in our Apollo Global operating segment from the date of each respective acquisition.

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
A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net revenue:
University of Phoenix	$364,956	$487,769	$827,573	$1,080,622
Apollo Global	93,796	81,100	209,128	196,240
Other	6,596	6,234	14,668	12,766
Net revenue	$465,348	$575,103	$1,051,369	$1,289,628
Operating (loss) income(1):
University of Phoenix	$(9,078)	$16,767	$(26,582)	$113,381
Apollo Global(2)	(26,883)	(27,541)	(29,218)	(32,383)
Other(3)	(44,855)	(26,695)	(70,265)	(54,303)
Operating (loss) income	(80,816)	(37,469)	(126,065)	26,695
Reconciling items:
Interest income	923	740	1,842	1,329
Interest expense	(1,972)	(1,739)	(3,428)	(3,401)
Other loss, net	(1,113)	(1,152)	(1,956)	(2,442)
(Loss) income from continuing operations before income taxes	$(82,978)	$(39,620)	$(129,607)	$22,181
(1) University of Phoenix, Apollo Global and Other include restructuring and impairment charges during the periods, which includes a $71.8 million goodwill impairment charge during the first quarter of fiscal year 2016 for our University of Phoenix reporting unit. Refer to Note 2, Restructuring and Impairment Charges, and Note 7, Goodwill and Intangibles.
(2) During the three and six months ended February 29, 2016, Apollo Global includes $2.6 million and $3.2 million of merger, acquisition and other related costs, respectively, and $1.0 million and $2.7 million during the three and six months ended February 28, 2015, respectively.
(3) During the three and six months ended February 29, 2016, Other includes $10.3 million and $13.7 million of merger, acquisition and other related costs, respectively, and $0.8 million and $2.3 million during the three and six months ended February 28, 2015, respectively.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 33

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our consolidated assets by reportable segment consist of the following as of the respective period ends:

($ in thousands)	February 29, 2016	August 31, 2015
University of Phoenix	$636,128	$648,755
Apollo Global	717,420	588,434
Other(1)	756,773	963,875
Total assets	$2,110,321	$2,201,064
(1) The majority of the assets included in Other consists of cash and cash equivalents and marketable securities.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 34

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
Pending Merger
On February 7, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AP VIII Queso Holdings, L.P., a Delaware limited partnership (“Parent”) and Socrates Merger Sub, Inc., an Arizona corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent is an affiliate of Apollo Management, L.P., a fund managed by an affiliate of Apollo Global Management, LLC, neither of which is, or has ever been, affiliated with us. The Vistria Group, LP is a co-investor in Parent. Najafi Companies, LLC is a potential co-investor in Parent. At the effective time of the Merger, each share of our issued and outstanding Class A and Class B common stock (other than shares owned by Parent and its subsidiaries and shares owned by us and our subsidiaries) will be converted into the right to receive $9.50 per share in cash.
Consummation of the Merger is subject to customary and other conditions, including:

(i)	the approval of the holders of at least a majority of our outstanding Class A and Class B common stock entitled to vote thereon, each voting separately as a class;

(ii)	the receipt of consents or approvals from certain federal, state and foreign educational governing bodies, including the Higher Learning Commission; and

(iii)	the absence of certain conditions or restrictions in the response of the U.S. Department of Education to the pre-acquisition review application filed by University of Phoenix.
In addition, consummation of the Merger is subject to our satisfying certain minimum operating metrics, measured as of the first or second month end preceding the closing date, depending on the day of the month on which closing occurs, as follows:

(i)	Our aggregate cash, cash equivalents and marketable securities must not be less than the specified amount for the applicable month end;

(ii)
University of Phoenix fiscal year-to-date new degreed enrollments as of the applicable month end must not have declined by more than 15% from forecasted levels (which are derived from the projections we prepared in December 2015 in connection with the Merger, which we refer to as the December forecast);

(iii)
University of Phoenix trailing twelve month net revenue as of the applicable month end shall not have declined by more than 10% from forecasted levels (which are derived from our December forecast); and

(iv)
Our consolidated trailing twelve months adjusted earnings before interest, taxes, depreciation and amortization as of the applicable month end shall not have declined by more than $75 million from forecasted levels (which are derived from our December forecast).

The specific minimum levels for these metrics applicable to a closing after October 9, 2016 have not yet been determined, and they will be a function of our fiscal year 2017 projections set forth in the December forecast. We currently expect to satisfy these minimum operating metrics if the closing occurs on or prior to October 9, 2016. However, our expected fiscal year 2016 enrollment and operating results have declined since our December forecast. If our fiscal year 2016 enrollment or operating results decline further than currently expected, we may not be able to satisfy one or more of these closing conditions, which would entitle the Parent to terminate the Merger Agreement and elect not to consummate the Merger.
There is no assurance that the conditions to the consummation of the Merger will be satisfied in a timely manner or at all.
The Merger Agreement may be terminated by each of us and Parent under certain circumstances, including if the Merger is not consummated by 5:00 pm Eastern time on February 1, 2017. Upon termination of the Merger Agreement under certain

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 35

specified circumstances, we will be required to pay Parent a termination fee of 2.75% of the aggregate per share merger consideration that would have been payable to the Company’s shareholders upon closing of the Merger (approximately $27.5 million), and under other specified circumstances, Parent will be required to pay us a reverse termination fee of $25.0 million. For additional information about some of the consequences that could arise from the failure to consummate the Merger, see Part II, Item 1A, Risk Factors - Our pending merger may not be consummated, which may adversely affect our business, and our business may suffer as a result of uncertainty surrounding the pending merger.
Assuming timely receipt of required regulatory approvals and the satisfaction or waiver of all other closing conditions, we anticipate that the Merger will be completed by the end of calendar year 2016.
For additional information related to the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016 and our definitive proxy statement filed with the Commission on March 23, 2016. The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is subject to, and qualified in its entirety by the full text of the Merger Agreement attached as Exhibit 2.1 to the foregoing Current Report.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks relating to our business:
Rapidly Evolving and Highly Competitive Education Industry
The higher education industry is changing at an increasing pace due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and value, uneven quality of secondary education in the U.S. and other factors that challenge many of the core principles underlying the industry. In addition, one of our primary competitive advantages in the U.S. has been materially diminished as a significant and increasing number of traditional four-year and community colleges offer an increasing array of distance learning and other online education programs, including programs that are offered wholly online and geared towards the needs of working learners. In recent years we have not competed successfully with these traditional schools, and this has contributed to the substantial decline in University of Phoenix enrollment that began in late 2010. See further discussion of enrollment in Results of Operations below.
University of Phoenix Transformation
The University’s vision is to be recognized as the most trusted provider of career-relevant higher education for working adults. In furtherance of this, the University offers career focused programs and an instructional model designed specifically to meet the educational needs of working adults. Due in part to the competitive factors described above, University of Phoenix Degreed Enrollment has decreased by approximately 70% since late 2010. The University is working to stabilize enrollment in the longer term by transforming itself into a more focused, higher retaining and less complex institution through several initiatives, including:

•
Continuing the development of a college-by-college approach to strategy, marketing, admissions, staffing, program development, planning and budgeting to more effectively address the specific needs of the students and employers served by each college;

•
Piloting diagnostic tools for development of enhanced admissions criteria or guidelines expected to be implemented beginning in fiscal year 2017 and tailoring initial course sequences to match the academic capabilities of students when they first enroll;

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

•
Transitioning technology systems from proprietary and legacy systems, including the University’s online classroom, to commercial software and software as a service to reduce costs, improve operations and facilitate future systems upgrades; and

•	Developing increased student self-service capabilities, including in admissions, financial aid, academic planning and class scheduling.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 36

Due in part to the rapidly changing higher education environment, particularly for proprietary institutions, and the competitive factors described above, we have experienced significant challenges in accurately predicting the effects on enrollment and retention of the various initiatives that we have developed and deployed in recent years. Accordingly, there is no assurance that our current transformation plan will stabilize enrollment, improve retention or achieve the other intended results, and the broad scope and number of simultaneous changes increases the risk of unexpected challenges and unintended consequences. These initiatives have accelerated the enrollment decline at University of Phoenix, and we expect that new and total degreed enrollment will continue declining in the near term as we implement the initiatives, and that total degreed enrollment will not stabilize prior to fiscal year 2018 or 2019.
Cost Reductions
We are intensely focused on reengineering our business processes and educational delivery systems to improve efficiencies and reduce costs to align with our declining enrollment and revenue in a manner that does not adversely impact the quality of our services to students. As discussed above, we expect that our initiative to transform University of Phoenix will accelerate the near term rate of decline in the University’s enrollment and revenue, which will increase the amount of necessary cost reductions. In furtherance of this, we are closing underutilized or unnecessary University of Phoenix campus locations, reducing our workforce as necessary, streamlining and, where appropriate, automating our administrative and student facing services, outsourcing administrative and other services, evaluating the scope of our academic programs and delaying the implementation of certain of University of Phoenix’s transformation initiatives. Also, we have engaged outside advisors to assist us in identifying and effectuating these cost reduction initiatives. We have significantly reduced our operating costs over recent periods and further significant reductions are increasingly challenging. There is no assurance that we will be able to reduce costs to align with University of Phoenix’s reduced enrollment and revenue, especially if the University’s near term enrollment declines more than anticipated. Although we seek to effect these cost reductions in a manner that does not adversely impact the quality of our services to students, given the magnitude of these changes, they could result in near term disruption to our business which may further decrease our enrollment and revenues. Additionally, our fiscal year 2016 Department of Education financial responsibility composite score will be adversely impacted if we are not successful in reducing costs sufficiently during fiscal year 2016, whether due to our inability to effectuate planned cost reductions, greater than anticipated declines in our enrollment and revenue or other factors. See further discussion under Regulatory Environment - Financial Responsibility Composite Score and Results of Operations below.
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
In addition, the Department of Education has formed an inter-agency task force focused on the proprietary sector involving multiple federal agencies and departments including the Federal Trade Commission, the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the Securities and Exchange Commission, and numerous state Attorneys General, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices. We believe that the recent actions by the Federal Trade Commission, U.S. Department of Defense and the California Attorney General’s office described below may be related to, or coordinated with, this task force. We expect that this challenging regulatory environment will continue for proprietary educational institutions, including University of Phoenix, for the foreseeable future, and may intensify.
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

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 37

These ratios provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If an institution’s composite score is at least 1.5, it is considered financially responsible. If an institution’s composite score is less than 1.5 but is 1.0 or higher, it is still considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years under the Department’s “zone” alternative. Under the zone alternative, the Department may subject the institution to various operating or other requirements, which may include being transferred from the “advance” method of payment of Title IV program funds to the heightened cash monitoring payment method under which the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds from the Department for the amount of those disbursements, or being transferred to the more onerous reimbursement payment method under which an institution must submit to the Department documentation demonstrating the eligibility for each Title IV disbursement and wait for the Department’s approval before drawing down Title IV funds.
If an institution does not achieve a composite score of at least 1.0, it is subject to additional requirements in order to continue its participation in the Title IV programs, including submitting to the Department a letter of credit in an amount equal to at least ten percent, and at the Department’s discretion up to 50%, of the Title IV funds received by the institution during its most recently completed fiscal year, and being placed on provisional certification status, under which the institution must receive Department approval before implementing new locations or educational programs and comply with other restrictions, including reduced due process rights in subsequent proceedings before the Department.
In addition, under new regulations that take effect on July 1, 2016, institutions placed on either the heightened cash monitoring payment method or the reimbursement payment method must pay Title IV credit balances to students and parents before requesting Title IV funds from the Department and may not hold Title IV credit balances on behalf of students or parents, even if such balances are expected to be applied to future tuition payments.
The composite scores for Apollo Education Group and University of Phoenix, which are calculated as of the end of our fiscal year, were as follows for the indicated periods:

	Fiscal Year
	2015	2014	2013
Apollo Education Group	2.6	2.5	2.6
University of Phoenix	2.9	2.3	2.5
As discussed in Note 7, Goodwill and Intangibles, in Item 1, Financial Statements, we recorded $73.4 million of goodwill impairment charges relating to our University of Phoenix and Western International University reporting units during the first quarter of fiscal year 2016, which was primarily the result of a substantial decline in our market capitalization. These impairment charges increase our fiscal year 2016 total operating expenses, which will negatively impact our fiscal year 2016 composite scores to be calculated as of August 31, 2016. Currently, we anticipate that our fiscal year 2016 composite scores will be above 1.5. However, if our profitability declines further than expected, including as a result of additional goodwill impairment charges, which could result from further declines in our market capitalization, higher than expected restructuring charges, our inability to execute on our currently planned cost reduction initiatives, a more than anticipated decline in enrollment, or other unexpected changes or developments, our fiscal year 2016 composite scores could fall below 1.5.
We believe that we may be able to take certain corrective measures to maintain composite scores of 1.5 or greater, if we determine that there is increased risk that our fiscal year 2016 composite scores will fall below that level, depending on the circumstances causing the expected decline. However, such measures, if available, may require material modifications to our business and strategy that would adversely impact our future revenue and profitability and/or may involve the issuance of equity or equity-linked securities under challenging circumstances that could result in material dilution to our existing shareholders.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 38

If our composite score falls below 1.5, our liquidity could be subject to severe stress due to the following factors:

•
Our principal revolving credit facility, which expires in April 2017, requires that we maintain a composite score of at least 1.5. If our composite score falls below 1.5, it would be an event of default under the facility and any outstanding balance could be declared immediately due and payable.

•
Although not required solely due to participation in the zone alternative discussed above, we could be required by the Department of Education to submit a letter of credit in an amount of 10% or more of our annual Title IV receipts as a result of factors related to the cause of our composite score decline, which letter of credit likely would need to be cash collateralized and our revolving credit facility would not be available for this purpose.

•
If the Department places University of Phoenix on the heightened cash monitoring payment method, we would need to deploy additional working capital to conduct our business due to the delay in receipt of Title IV funding. If University of Phoenix is placed on the reimbursement payment method, our working capital needs would increase significantly, the precise amount of which increase cannot be predicted because it would depend on the average length of time required by the Department to evaluate and approve our requests for reimbursement and the amount of any required letter of credit.

The combined effect of the above factors could cause our business to no longer be sustainable without a significant infusion of equity or other funding. Under current market conditions, there is no assurance that other funding sources would be available in sufficient amounts on terms acceptable to us or at all, and any available equity funding would necessarily involve substantial dilution to our current shareholders. See further discussion of the composite score requirements in Part II, Item 1A, Risk Factors, A failure to demonstrate “financial responsibility” or “administrative capability” may result in the loss of eligibility to participate in Title IV programs and limit our access to liquidity, which would materially and adversely affect our business.

•	Financial Aid Funding Levels
The most recent reauthorization of the Higher Education Act expired September 30, 2013, but Title IV student financial aid programs remain authorized and functioning. Congress continues to engage in discussion and activity regarding Higher Education Act reauthorization, but the timing and terms of any eventual reauthorization cannot be predicted.
Title IV program funding is a potential target for reduction by Congress. Because the majority of our revenue is derived from Title IV programs, any action by Congress that reduces Title IV program funding, or which alters the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on our enrollment and financial condition. Action by Congress or federal agencies could also require us to modify our practices in ways that increase our administrative costs and reduce our operating income.
In addition to possible reductions in Title IV program funding, military benefit programs may be reduced as military branches address decreased funding. Reductions and/or changes in military benefit programs, or changes in our eligibility to participate in such programs, could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage.

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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum debt service-to-earnings ratios calculated on the basis of the average earnings of program graduates; one test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of discretionary earnings. If a program fails to meet either minimum ratio for one year, the institution will be required to provide a warning notice to prospective and enrolled students advising that the program may lose Title IV eligibility based on the final student debt service-to-earnings ratios for the next award year. Programs that fail to meet either of the minimum ratios for two out of three consecutive years will immediately cease to be Title IV eligible for a period of at least three years.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 39

The Department has indicated that the official 2014 gainful employment debt service-to-earnings ratios will be issued sometime during calendar year 2016. The expected timing of the issuance of the 2015 ratios has not yet been announced. We believe it is likely that some of University of Phoenix’s programs will be impacted by the regulations. However, the University ceased enrolling new students in many of the programs it believes may be impacted in connection with its initiatives to transform itself into a more focused, higher retaining and less complex institution. As of August 31, 2015, students in these programs that ceased enrolling new students represented approximately 10% of the University’s Degreed Enrollment. Students who were already enrolled in such programs, and who do not elect to enroll in a different University of Phoenix program, will be taught-out in due course.
Changes in student borrowing needs and practices, student loan interest rates, labor markets and other factors outside of our control could adversely impact compliance with these regulations for some of our programs in the future. The Department has not yet announced the protocol for calculating and disseminating the debt service-to-earnings ratios. Because the ratios will be issued by the Department after the measuring period, we may not know of a program’s failure to meet the tests until well after the measuring period, and students enrolled in such a program could lose their access to federal financial aid before completing the program.

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
In February 2016, the Department notified the University that for the duration of the month-to-month continuation of the University’s Program Participation Agreement, University of Phoenix must obtain from the Department prior approval of substantial changes, including (i) the establishment of additional locations, (ii) any increase in the level of academic offering beyond those listed in the Institution’s Eligibility and Certification Approval Report and (iii) the addition of any educational program (including degree, nondegree, or short-term training programs). Some of these substantial changes include changes that previously could be implemented by the University upon notice to the Department and without prior approval.
Continued Title IV program eligibility is critical to the operation of our business. If University of Phoenix becomes ineligible to participate in Title IV programs, or participation is materially limited, our business would be unsustainable.

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

•	Military Benefit Programs
U.S. Department of Defense Tuition Assistance Program
On January 15, 2016, University of Phoenix was notified by the U.S. Department of Defense (“DoD”) that the University’s probationary status in respect of its participation in the DoD Tuition Assistance Program for active duty military personnel had been lifted, effective immediately. The University had been placed on probation in October 2015 pending a review by the Department of the University’s compliance with the DoD Voluntary Education Partnership Memorandum of Understanding with the University, which is the basis on which the University’s active duty military students participate in the DoD Tuition Assistance Program.
The University will be subject to a heightened compliance review for a period of one-year following the removal of probationary status. During this period, the University will continue to engage with the Department and complete the

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 40

production of information and documents previously requested by the Department. In addition, the University will be subject to an enhanced compliance review in fiscal year 2017.
In fiscal year 2015, funding under the DoD Tuition Assistance Program represented less than 1% of the University’s net revenue.
U.S. Department of Veterans Affairs Educational Benefits
University of Phoenix participates in the Department of Veterans Affairs educational benefits programs (“VA Programs”) for eligible veterans. Under these VA Programs, the educational locations serving veterans are subject to a compliance survey each year. Following the notice of probation in October 2015 from the Department of Defense, which has been subsequently lifted as described above, the Veterans Administration announced the commencement of the annual compliance survey, with an accelerated schedule and increased scope relative to prior years. The annual compliance review was completed with no adverse action imposed on the University. In fiscal year 2015, funding under VA Programs represented approximately 10% of University of Phoenix’s cash basis revenue, calculated on the same basis as for 90/10 Rule.

•	California Attorney General Investigations
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
In February 2016, we received a Second Investigative Subpoena from the Office of the Attorney General of the State of California in the Matter of the Investigation of For-Profit Educational Institutions, following the Investigative Subpoena we received in August 2015. The Second Investigative Subpoena, which is not limited to matters involving military students, seeks the production of documents and information regarding a broad spectrum of the business and practices of Apollo and its subsidiaries, including University of Phoenix, relating to marketing, recruiting, compensation of enrollment advisors, complaints, financial aid, compliance, accreditation, other governmental investigations, private litigation and other matters, as well as additional information relating to marketing and services to members and former members of the U.S. military and California National Guard, for the time period of July 1, 2010 to the present.
We are cooperating with the Attorney General in these investigative proceedings. We cannot predict the eventual scope, duration or outcome of the investigations at this time.

•	U.S. Department of Education Rulemaking
In October 2015, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations under the Higher Education Act, as reauthorized, designed to address certain aspects of loans made under the William D. Ford Federal Direct Loan Program, including:

◦	the procedures to be used for a borrower to establish a defense to repayment;

◦	the criteria that the Department will use to identify acts or omissions of an institution that constitute defenses to repayment of Federal Direct Loans, including the creation of a Federal standard;

◦	the standards and procedures that the Department will use to determine the liability of the institution for amounts based on borrower defenses;

◦	the effect of borrower defenses on institutional capability assessments; and

◦	other loan discharges.
The committee held negotiated rulemaking sessions in January, February and March 2016. The committee failed to reach consensus and the Department may now propose its own version of these rules. The effective date of any such regulations cannot be determined at this time, but it is likely that the rules, if adopted, would be effective on or after July 1, 2017. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2016/index.html.
Expansion of Global Operations
We have operations on six continents and recently expanded our global operations through the acquisition of Career Partner in the second quarter of fiscal year 2016 as discussed below. The integration and operation of acquired businesses in foreign

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 41

jurisdictions entails substantial regulatory, market and execution risks and, consistent with our experience to date, such acquisitions may not be accretive for an extended period of time.
Professional Development
Although degree programs represent the substantial majority of our revenue, we are increasing our professional development and other nondegree programs, which includes business-to-business product and service offerings. We are expanding these programs both domestically and internationally through our subsidiaries, including through the nondegree bootcamp programs offered by recently acquired The Iron Yard.
For a more detailed discussion of our business, industry and risks, refer to our 2015 Annual Report on Form 10-K.
Other Events
In addition to the above items, we experienced the following other events during fiscal year 2016:

•	Executive Management Changes
Gregory J. Iverson was appointed as our Chief Financial Officer effective October 26, 2015 replacing Joseph L. D’Amico, who served as our Interim Chief Financial Officer since May 2015.

•	Career Partner GmbH Acquisition
On December 10, 2015, we acquired all of the outstanding shares of Career Partner GmbH (“Career Partner”), a provider of education and training programs in Germany. Refer to Note 4, Acquisitions, in Item 1, Financial Statements.
Critical Accounting Policies and Estimates
Refer to our 2015 Annual Report on Form 10-K for our critical accounting policies and estimates and refer to the following in Item 1, Financial Statements:

•	Note 7, Goodwill and Intangibles, for a discussion of goodwill impairment charges recorded during the first quarter of fiscal year 2016; and

•	Note 11, Income Taxes, for a discussion of the calculation of our income tax provision for the interim periods in fiscal year 2016.
Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 1, Financial Statements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three and six months ended February 29, 2016 compared to the three and six months ended February 28, 2015.
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

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 42

Analysis of Condensed Consolidated Statements of Operations
The following details our consolidated results of operations. For a more detailed discussion of our operating results by reportable segment, refer to Analysis of Operating Results by Reportable Segment below.

	Three Months Ended				Six Months Ended
	February 29, 2016	February 28, 2015	% of Net Revenue		February 29, 2016	February 28, 2015	% of Net Revenue
($ in thousands)			2016	2015			2016	2015
Net revenue	$465,348	$575,103	100.0%	100.0%	$1,051,369	$1,289,628	100.0%	100.0%
Costs and expenses:
Instructional and student advisory	270,640	290,933	58.2%	50.6%	561,967	612,507	53.5%	47.5%
Marketing	97,796	125,398	21.0%	21.8%	191,598	252,281	18.2%	19.5%
Admissions advisory	30,120	57,840	6.5%	10.0%	64,308	114,925	6.1%	8.9%
General and administrative	65,789	69,955	14.1%	12.2%	133,234	141,778	12.7%	11.0%
Depreciation and amortization	26,754	32,105	5.8%	5.6%	54,148	65,736	5.1%	5.1%
Provision for uncollectible accounts receivable	12,783	11,969	2.7%	2.1%	28,096	29,367	2.7%	2.3%
Restructuring and impairment charges	29,389	22,530	6.3%	3.9%	127,212	41,278	12.1%	3.2%
Merger, acquisition and other related costs	12,893	1,742	2.8%	0.3%	16,871	4,961	1.6%	0.4%
Litigation charge	—	100	—%	—%	—	100	—%	—%
Total costs and expenses	546,164	612,572	117.4%	106.5%	1,177,434	1,262,933	112.0%	97.9%
Operating (loss) income	(80,816)	(37,469)	(17.4)%	(6.5)%	(126,065)	26,695	(12.0)%	2.1%
Interest income	923	740	0.2%	0.1%	1,842	1,329	0.2%	0.1%
Interest expense	(1,972)	(1,739)	(0.4)%	(0.3)%	(3,428)	(3,401)	(0.3)%	(0.3)%
Other loss, net	(1,113)	(1,152)	(0.2)%	(0.2)%	(1,956)	(2,442)	(0.2)%	(0.2)%
(Loss) income from continuing operations before income taxes	(82,978)	(39,620)	(17.8)%	(6.9)%	(129,607)	22,181	(12.3)%	1.7%
Benefit from (provision for) income taxes	19,842	13,924	4.2%	2.4%	7,603	(13,130)	0.7%	(1.0)%
(Loss) income from continuing operations	(63,136)	(25,696)	(13.6)%	(4.5)%	(122,004)	9,051	(11.6)%	0.7%
Loss from discontinued operations, net of tax	—	(10,442)	—%	(1.8)%	(3,259)	(12,720)	(0.3)%	(1.0)%
Net loss	(63,136)	(36,138)	(13.6)%	(6.3)%	(125,263)	(3,669)	(11.9)%	(0.3)%
Net loss attributable to noncontrolling interests	2,740	2,528	0.6%	0.5%	4,102	3,844	0.4%	0.3%
Net (loss) income attributable to Apollo	$(60,396)	$(33,610)	(13.0)%	(5.8)%	$(121,161)	$175	(11.5)%	—%
Net Revenue
Our net revenue decreased $109.8 million and $238.3 million, or 19.1% and 18.5%, in the three and six months ended February 29, 2016, respectively, compared to the prior year periods. The decreases were attributable to net revenue declines at University of Phoenix of 25.2% and 23.4% during the respective periods, principally due to lower enrollment. See discussion of the enrollment decline in Analysis of Operating Results by Reportable Segment - University of Phoenix below. This was partially offset by increases in Apollo Global net revenue.
Instructional and Student Advisory
Instructional and student advisory decreased $20.3 million and $50.5 million, or 7.0% and 8.3%, in the three and six months ended February 29, 2016, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 760 and 600 basis points, respectively. The decreases in expense were primarily due to lower costs that are more variable in nature such as faculty and curriculum associated with University of Phoenix’s enrollment decline, and lower costs including rent and compensation attributable to our restructuring activities. This was partially offset by costs attributable to our acquisitions, including Career Partner acquired during the second quarter of fiscal year 2016.
Marketing
Marketing decreased $27.6 million and $60.7 million, or 22.0% and 24.1%, in the three and six months ended February 29, 2016, respectively, compared to the prior year periods. This represented decreases as a percentage of net revenue of 80 and 130 basis points, respectively. The decreases in expense and declines as a percentage of net revenue were principally attributable to lower advertising and related costs associated with University of Phoenix eliminating the use of third-party operated websites for marketing purposes in November 2015, which is discussed further in the Overview of this MD&A. The decrease was also attributable to lower headcount as a result of our restructuring activities.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 43

Admissions Advisory
Admissions advisory decreased $27.7 million and $50.6 million, or 47.9% and 44.0%, in the three and six months ended February 29, 2016, respectively, compared to the prior year periods. This represented decreases as a percentage of net revenue of 350 and 280 basis points, respectively. The decreases in expense and declines as a percentage of net revenue were principally attributable to lower University of Phoenix headcount as a result of our restructuring activities.
General and Administrative
General and administrative decreased $4.2 million and $8.5 million, or 6.0%, in the three and six months ended February 29, 2016, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 190 and 170 basis points, respectively. The decreases in expense were primarily due to lower compensation attributable to our restructuring activities. This was partially offset by an increase in expenses in connection with legal and regulatory matters, and costs attributable to our acquisitions.
Depreciation and Amortization
Depreciation and amortization decreased $5.4 million and $11.6 million, or 16.7% and 17.6%, in the three and six months ended February 29, 2016, respectively, compared to the prior year periods. The decreases in expense were principally attributable to lower depreciation expense resulting from a decline in depreciable assets due in part to our restructuring activities.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable increased $0.8 million, or 6.8%, in the three months ended February 29, 2016 compared to the prior year, which represented an increase as a percentage of net revenue of 60 basis points. The increase in expense reflects our current estimate of receivables that will become uncollectible based on most recent trends.
Provision for uncollectible accounts receivable decreased $1.3 million, or 4.3%, in the six months ended February 29, 2016 compared to the prior year, which represented an increase as a percentage of net revenue of 40 basis points. The decrease in expense was primarily due to lower University of Phoenix enrollment.
Restructuring and Impairment Charges
Restructuring and impairment charges include the following for the respective periods:

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Restructuring charges	$26,877	$16,580	$51,307	$35,328
Goodwill impairments(1)	—	—	73,393	—
Property and equipment impairment	2,512	5,950	2,512	5,950
Restructuring and impairment charges	$29,389	$22,530	$127,212	$41,278
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
The following summarizes the restructuring charges in our segment reporting format for the respective periods:

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
University of Phoenix	$11,503	$12,026	$30,593	$22,249
Apollo Global	315	43	719	101
Other	15,059	4,511	19,995	12,978
Restructuring charges	$26,877	$16,580	$51,307	$35,328

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 44

Activities Initiated in Prior Years
Our restructuring activities initiated prior to fiscal year 2016 principally included rationalizing our leased administrative office facilities, closing approximately 150 University of Phoenix ground locations, and workforce reductions. During the six months ended February 29, 2016, we incurred $32.7 million of expense for these prior year activities. The majority of the expense represents initial charges for the estimated fair value of future contractual operating lease obligations which are recorded when we cease using the respective facility, and an increase in our estimated future cash payments associated with exiting additional space at other locations included in the rationalization plan. We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates which have ranged between 3%-6% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.
As of February 29, 2016, we had approximately $56 million of remaining lease obligations associated with the locations that we expect to close as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We will incur lease obligation charges for these locations when we cease using the respective facilities. We will also continue to incur interest accretion, and may record additional adjustments in future periods for the estimated obligations associated with facilities we have already exited.
Activities Initiated in Fiscal Year 2016
During the six months ended February 29, 2016, we incurred $18.6 million of expense for new restructuring activities initiated during fiscal year 2016. Substantially all of the expense represents severance and other employee separation costs associated with the elimination of approximately 800 positions. The expense associated with these activities for the six months ended February 29, 2016 is reflected in our segment reporting as follows: $9.6 million in University of Phoenix, $0.5 million in Apollo Global and $8.5 million in Other.
Refer to Note 2, Restructuring and Impairment Charges, in Item 1, Financial Statements, which is incorporated herein by reference, for further information on our restructuring activities.
Merger, Acquisition and Other Related Costs
We recorded $12.9 million and $16.9 million of expense during the three and six months ended February 29, 2016, respectively, which principally represents professional fees associated with our pending merger discussed further in the Overview of this MD&A. We also incurred transaction costs associated with our acquisition of Career Partner completed in December 2015.
We recorded $1.7 million and $5.0 million of expense during the three and six months ended February 28, 2015, respectively, which was principally attributable to our acquisition of FAEL.
Benefit from (Provision for) Income Taxes
We generated pre-tax losses in the second quarter of both fiscal year 2016 and 2015, and our effective income tax rate for continuing operations for the respective periods was 23.9% and 35.1%. The change in the fiscal year 2016 effective rate was primarily due to an increase in foreign losses for which we cannot take a tax benefit and higher nondeductible expenses associated with our acquisitions.
Our effective income tax rate for continuing operations for the six months ended February 29, 2016 was significantly impacted by the $71.8 million goodwill impairment charge for our University of Phoenix reporting unit, which was not deductible for tax purposes.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax represents Carnegie Learning, Inc., and includes a $13.0 million intangible asset impairment charge recorded during the second quarter of fiscal year 2015. Refer to Note 3, Discontinued Operations, in Item 1, Financial Statements.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 45

Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the respective periods:

	Three Months Ended				Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015	$ Change	% Change	February 29, 2016	February 28, 2015	$ Change	% Change
Net revenue:
University of Phoenix	$364,956	$487,769	$(122,813)	(25.2)%	$827,573	$1,080,622	$(253,049)	(23.4)%
Apollo Global	93,796	81,100	12,696	15.7%	209,128	196,240	12,888	6.6%
Other	6,596	6,234	362	5.8%	14,668	12,766	1,902	14.9%
Net revenue	$465,348	$575,103	$(109,755)	(19.1)%	$1,051,369	$1,289,628	$(238,259)	(18.5)%
Operating (loss) income:
University of Phoenix	$(9,078)	$16,767	$(25,845)	*	$(26,582)	$113,381	$(139,963)	*
Apollo Global	(26,883)	(27,541)	658	2.4%	(29,218)	(32,383)	3,165	9.8%
Other	(44,855)	(26,695)	(18,160)	(68.0)%	(70,265)	(54,303)	(15,962)	(29.4)%
Operating (loss) income	$(80,816)	$(37,469)	$(43,347)	(115.7)%	$(126,065)	$26,695	$(152,760)	*
* Not meaningful
University of Phoenix
University of Phoenix’s net revenue decreased $122.8 million and $253.0 million, or 25.2% and 23.4%, during the three and six months ended February 29, 2016 compared to the prior year periods. The decreases were principally attributable to lower Average Degreed Enrollment as discussed below. The University’s revenue also decreased due to its transition to a reduced number of student cohort start dates, which resulted in students taking fewer courses during fiscal year 2016 as the new start dates were phased in, and the University’s increased use of discounts, grants and scholarships. Discounts, grants and scholarships were approximately 14% of the University’s gross revenue in the fiscal year 2016 periods and approximately 12% in the prior year periods.
The University’s future net revenue will be impacted by pricing changes, changes in enrollment and student mix within programs, and discounts, grants and scholarships.
The following details University of Phoenix student enrollment for the respective periods:

	Three Months Ended				Six Months Ended
(Rounded to the nearest hundred)	February 29, 2016	February 28, 2015	% Change		February 29, 2016	February 28, 2015	% Change
Degreed Enrollment(1)	162,400	213,800	(24.0)%	Average Degreed Enrollment(3)	176,700	224,900	(21.4)%
New Degreed Enrollment(2)	17,200	28,300	(39.2)%	Aggregate New Degreed Enrollment	41,700	67,900	(38.6)%
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
University of Phoenix Average Degreed Enrollment decreased 21.4% in the six months ended February 29, 2016 compared to the prior year period primarily due to the continued decline in New Degreed Enrollment. We believe the following factors, some of which are discussed in more detail in the Overview of this MD&A, contributed to the decrease:

•
University of Phoenix enrollment continues to be adversely impacted by the rapidly evolving and highly competitive education industry, which includes adverse publicity associated with the challenging regulatory environment, particularly for the proprietary education sector; and

•
Recently launched initiatives as part of the University’s transformation strategy, including eliminating the use of third-party operated websites for marketing purposes and the discontinuation of a number of lower retaining associate’s degree programs. These initiatives have accelerated the enrollment decline at University of Phoenix, and we expect new and total degreed enrollment to continue declining in the near term.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 46

University of Phoenix had operating losses of $9.1 million and $26.6 million during the three and six months ended February 29, 2016, respectively, which were impacted by restructuring and impairment charges of $11.5 million and $102.4 million for the respective periods. The University had operating income of $16.8 million and $113.4 million during the three and six months ended February 28, 2015, respectively, which were impacted by restructuring and impairment charges of $18.0 million and $28.2 million for the respective periods. The University’s operating results declined compared to the prior year periods due to lower net revenue. This was partially offset by lower costs including compensation and rent attributable to our restructuring activities, lower advertising expense, and decreases in faculty and curriculum costs associated with lower enrollment.
Apollo Global
Apollo Global’s net revenue increased $12.7 million and $12.9 million during the three and six months ended February 29, 2016 compared to the prior year periods. The increases were due to revenue from the Career Partner acquisition and higher enrollment at international institutions, which was partially offset by the impact of foreign exchange rates (approximately $9 million and $23 million for the respective periods).
Apollo Global’s operating losses decreased $0.7 million and $3.2 million during the three and six months ended February 29, 2016, respectively, compared to the prior year periods. Apollo Global’s operating results include the following during the respective periods:

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Depreciation and amortization	$9,500	$9,678	$18,201	$20,149
Merger, acquisition and other related costs	2,651	1,012	3,242	2,698
Restructuring and impairment charges	315	43	719	101
Other
Other net revenue increased $0.4 million and $1.9 million during the three and six months ended February 29, 2016, respectively, compared to the prior year periods. The increases were primarily due to revenue from The Iron Yard, which we acquired during the fourth quarter of fiscal year 2015.
Other operating losses increased $18.2 million and $16.0 million during the three and six months ended February 29, 2016, respectively, compared to the prior year periods. The increases were principally attributable to restructuring charges and costs associated with our pending merger. This was partially offset by reduced operating costs resulting from our restructuring activities.
Liquidity, Capital Resources, and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months, provided that our U.S. Department of Education financial responsibility composite scores calculated as of August 31, 2016 do not fall below 1.5. Our ability to deploy currently available liquidity is constrained by our need to maintain composite scores of at least 1.5 and, if the scores fall below 1.5, to finance the operation of our business, and the fact that our existing $625 million Revolving Credit Facility described below expires in April 2017. If our fiscal year 2016 composite scores fall below 1.5, we would be in default under our Revolving Credit Facility, and we would be subject to heightened cash monitoring by the Department of Education and other requirements, including possibly the requirement to submit to the Department a letter of credit in an amount equal to at least ten percent, and at the Department’s discretion up to 50%, of the Title IV funds we received during our most recently completed fiscal year, as conditions to our continued participation in Title IV student financial aid programs. In addition, under new regulations that take effect on July 1, 2016, institutions placed on heightened cash monitoring must pay Title IV credit balances to students and parents before requesting Title IV funds from the Department and may not hold Title IV credit balances on behalf of students or parents, which would require a significant change in the manner in which we process disbursements of Title IV funds. The collective impact of the consequences of a fiscal year 2016 composite score of less than 1.5 could significantly increase the amount of working capital necessary to operate our business at a time when our Revolving Credit Facility is no longer available, and, as a result, could render our business unsustainable without a significant infusion of equity or other funding. Under current market conditions, there is no assurance that other funding sources would be available in sufficient amounts on terms acceptable to us or at all, and any available equity funding would necessarily involve substantial dilution to our current shareholders. See further discussion of the composite score requirements in the Overview of this MD&A and Part II, Item 1A, Risk Factors, A failure to demonstrate “financial responsibility” or “administrative capability” may result in the loss of eligibility to participate in Title IV programs and limit our access to liquidity, which would materially and adversely affect our business.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 47

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
Our existing syndicated $625 million credit facility expires in April 2017. Due to the current challenging business and regulatory climate for the proprietary education sector and the continued decline in our operating performance, we expect that any subsequent credit facility, if one can be arranged, will be substantially smaller and more expensive than our current facility. We believe that a number of lenders, including certain members of our Revolving Credit Facility syndicate, have made a decision to exit the proprietary education sector, and initial discussions regarding renewal of our credit facility have not been encouraging. Accordingly, if our pending merger is not consummated, there is no assurance that we will be able to arrange a replacement credit facility on terms acceptable to us or at all, and much will depend on near-term developments in our business and the proprietary education sector generally.
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic operations and placed with high-credit-quality financial institutions. The following provides a summary of these financial instruments as of the respective period ends:

				% of Total Assets at
($ in thousands)	February 29, 2016	August 31, 2015	% Change	February 29, 2016	August 31, 2015
Cash and cash equivalents	$408,814	$503,705	(18.8)%	19.4%	22.9%
Restricted cash and cash equivalents	170,712	198,369	(13.9)%	8.1%	9.0%
Current marketable securities	215,038	194,676	10.5%	10.2%	8.8%
Noncurrent marketable securities	51,267	95,815	(46.5)%	2.4%	4.4%
Total	$845,831	$992,565	(14.8)%	40.1%	45.1%
Cash and cash equivalents (excluding restricted cash) decreased $94.9 million primarily due to $101.2 million paid to acquire Career Partner, and $33.7 million for capital expenditures. This was partially offset by $23.1 million of cash provided by operations and $21.3 million from maturities of marketable securities (net of purchases of marketable securities).
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of February 29, 2016, the unremitted earnings from these operations were not significant.
As of February 29, 2016, our cash and restricted cash equivalents included $124.1 million of money market funds that we measure at fair value. We determine fair value of these funds using a market approach with Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets. Our remaining cash and cash equivalents approximate fair value because of the short-term nature of the financial instruments.
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
We had no outstanding borrowings under the Revolving Credit Facility as of February 29, 2016 and August 31, 2015, but we had approximately $57 million and $41 million of outstanding letters of credit as of the respective periods. We also borrowed $50 million under the Revolving Credit Facility during the second quarter of fiscal year 2016, but subsequently repaid the amount later in the same quarter.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 48

The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from Prime + 25 to 85 basis points.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at February 29, 2016 and August 31, 2015.
Other debt principally includes debt at subsidiaries of Apollo Global and other obligations. The weighted average interest rate on our outstanding other debt at February 29, 2016 and August 31, 2015 was 5.9% and 5.6%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.
Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective periods:

	Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015
Net loss	$(125,263)	$(3,669)
Non-cash items	175,880	138,696
Changes in assets and liabilities, excluding the impact of acquisitions	(27,534)	(79,914)
Net cash provided by operating activities	$23,083	$55,113
Six Months Ended February 29, 2016 - Our non-cash items primarily consisted of $76.1 million of impairment charges and losses on asset dispositions, $54.1 million of depreciation and amortization, a $28.1 million provision for uncollectible accounts receivable, and $18.6 million of share-based compensation. The changes in assets and liabilities, excluding the impact of acquisitions, primarily consisted of the following:

•	A $74.1 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable; and

•
A $43.4 million decrease in student deposits principally attributable to the enrollment decline at University of Phoenix and the timing of course starts at BPP. The decrease at University of Phoenix was offset by a corresponding decrease in restricted cash and cash equivalents,

The above changes were partially offset by a $48.6 million increase in deferred revenue principally attributable to the timing of course starts at BPP and University of Phoenix, which reduced its number of student cohort start dates beginning in fiscal year 2016.
We monitor University of Phoenix accounts receivable through a variety of metrics, including days sales outstanding. We calculate the University’s days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into its gross student accounts receivable balance as of the end of the period. As of February 29, 2016, University of Phoenix’s days sales outstanding was 28 days compared to 22 days as of February 28, 2015. The increase in days sales outstanding was principally attributable to higher University of Phoenix gross student receivables as of February 29, 2016 due to the timing of financial aid funds received by the University at the end of the respective fiscal quarters.
Six Months Ended February 28, 2015 - Our non-cash items primarily consisted of $71.2 million of depreciation and amortization, a $29.4 million provision for uncollectible accounts receivable, $21.9 million of share-based compensation, and $21.2 million for impairment charges and losses on asset dispositions. The changes in assets and liabilities, excluding the impact of acquisitions, primarily consisted of the following:

•	A $51.2 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•	A $42.3 million decrease in accrued and other liabilities principally attributable to the payment of accrued bonuses and the payment of the Open Colleges contingent consideration;

•	A $21.4 million increase in prepaid taxes primarily due to the timing and method of calculating our quarterly estimated income tax payments: and

•	A $15.9 million decrease in student deposits principally attributable to the timing of course starts at BPP.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 49

The above changes were partially offset by a $47.8 million increase in deferred revenue principally attributable to the timing of course starts at BPP and increased enrollment at Open Colleges.
Investing Activities
The following provides a summary of our investing cash flows during the respective periods:

	Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015
Capital expenditures	$(33,703)	$(43,310)
Acquisitions, net of cash acquired	(101,196)	(21,166)
Maturities of marketable securities, net	21,297	4,107
Other	(219)	467
Net cash used in investing activities	$(113,821)	$(59,902)
Cash paid for acquisitions during the first six months of fiscal year 2016 represents Apollo Global’s acquisition of Career Partner, and the amount in the prior year represents Apollo Global’s acquisition of FAEL.
Financing Activities
The following provides a summary of our financing cash flows during the respective periods:

	Six Months Ended
($ in thousands)	February 29, 2016	February 28, 2015
Payments on borrowings, net	$(5,399)	$(595,410)
Share repurchases	(626)	(38,718)
Payment for contingent consideration	—	(21,371)
Other	638	1,231
Net cash used in financing activities	$(5,387)	$(654,268)
Six Months Ended February 29, 2016 - The share repurchases during fiscal year 2016 related to tax withholding requirements on share-based awards. We did not repurchase shares under our share repurchase program during the six months ended February 29, 2016.
As of February 29, 2016, we had $52.2 million available under our share repurchase authorization. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. We are prohibited from repurchasing shares under the agreements associated with our pending merger, as described in the Overview of this MD&A.
Six Months Ended February 28, 2015 - Cash used in financing activities primarily consisted of $595.4 million used for payments on borrowings (net of proceeds from borrowings), $38.7 million used for share repurchases, and $21.4 million representing the financing portion of our Open Colleges contingent consideration payment. Share repurchases consisted of $38.1 million used to repurchase 1.4 million shares at a weighted average purchase price of $26.45 per share, and additional repurchases related to tax withholding requirements on share-based awards.
Contractual Obligations and Other Commercial Commitments
On February 7, 2016, we entered into a merger agreement which is expected to be completed by the end of calendar year 2016. Refer to the Overview of this MD&A for additional information.
There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2015 through February 29, 2016.
Information regarding our contractual obligations and other commercial commitments is provided in our 2015 Annual Report on Form 10-K.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 50

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended February 29, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 51

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 15, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings, which is incorporated into this Item 1 of Part II by this reference.
Item 1A. Risk Factors
In addition to the risk factors set forth below, see the risk factors included in our 2015 Annual Report on Form 10-K and the discussion in Key Trends, Developments and Challenges in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.
Our pending merger may not be consummated, which may adversely affect our business, and our business may suffer as a result of uncertainty surrounding the pending merger.
As described above in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pending Merger, on February 7, 2016, we entered into a merger agreement with AP VIII Queso Holdings, L.P. (“Parent”), an affiliate of Apollo Management VIII, L.P., which is a fund managed by an affiliate of Apollo Global Management, LLC, none of which is, or has ever been, affiliated with us. At the effective time of the merger, which is expected to be completed by the end of calendar year 2016, each share of our issued and outstanding Class A and Class B common stock will be converted into the right to receive $9.50 per share in cash. Consummation of the merger is subject to the approval of the holders of at least a majority of our outstanding Class A and Class B common stock entitled to vote thereon, each voting separately as a class, as well as various regulatory and customary approvals and other conditions.
In addition, consummation of the merger is subject to our satisfying certain minimum operating metrics, measured as of the first or second month end preceding the closing date, depending on the day of the month on which closing occurs, as follows:

(i)	Our aggregate cash, cash equivalents and marketable securities must not be less than the specified amount for the applicable month end;

(ii)
University of Phoenix fiscal year-to-date new degreed enrollments as of the applicable month end must not have declined by more than 15% from forecasted levels (which are derived from the projections we prepared in December 2015 in connection with the Merger, which we refer to as the December forecast);

(iii)
University of Phoenix trailing twelve month net revenue as of the applicable month end shall not have declined by more than 10% from forecasted levels (which are derived from our December forecast); and

(iv)
Our consolidated trailing twelve months adjusted earnings before interest, taxes, depreciation and amortization as of the applicable month end shall not have declined by more than $75 million from forecasted levels (which are derived from our December forecast).

The specific minimum levels for these metrics applicable to a closing after October 9, 2016 have not yet been determined, and they will be a function of our fiscal year 2017 projections set forth in the December forecast. We currently expect to satisfy these minimum operating metrics if the closing occurs on or prior to October 9, 2016. However, our expected fiscal year 2016 enrollment and operating results have declined since our December forecast. If our fiscal year 2016 enrollment or operating results decline further than currently expected, we may not be able to satisfy one or more of these closing conditions, which would entitle the Parent to terminate the merger agreement and elect not to consummate the merger.
There is no assurance that the conditions to the consummation of the merger will be satisfied in a timely manner or at all.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 52

If the merger is not consummated, our stock price could fall to the extent that the current price reflects an assumption that the merger will be consummated. Furthermore, if the merger is not consummated, we may suffer other consequences that could adversely affect our business and financial condition, including the following:

•
we could be required to pay a termination fee of 2.75% of the aggregate per share merger consideration that would have been payable to the Company’s shareholders upon closing of the Merger (approximately $27.5 million under certain circumstances as provided in the merger agreement;

•
a fall in our stock price could result in additional goodwill impairment charges causing our U.S. Department of Education financial responsibility composite scores to fall below 1.5, including possibly our fiscal year 2016 composite score whether or not the merger is abandoned prior to the end of our fiscal year, which could severely stress our liquidity due to various regulatory consequences, would be an event of default under our principal revolving credit facility, and could materially and adversely impact our strategy, operations and future profitability, as discussed in more detail in the risk factor below, A failure to demonstrate “financial responsibility” or “administrative capability” may result in the loss of eligibility to participate in Title IV programs and limit our access to liquidity, which would materially and adversely affect our business;

•
our ability to enroll and retain new students could be impaired because potential students may perceive the termination of the merger as a sign of financial distress or as otherwise raising questions about the future of University of Phoenix;

•	we may not be able to take advantage of alternative business opportunities that we may have been able to pursue absent entering into the merger agreement;

•	we may experience a decrease in employee morale and an increase in employee departures; and

•	the failure of the merger to be consummated may result in negative publicity and may embolden the critics of the proprietary higher education sector generally and University of Phoenix specifically.
We may suffer additional consequences in connection with the announcement and pendency of the merger which could adversely impact our business and financial condition, whether or not the merger is consummated, including the following:

•
the restrictions imposed on our business and operations pursuant to certain covenants set forth in the merger agreement may prevent us from pursuing certain opportunities without approval of AP VIII Queso Holdings, L.P.;

•	the challenging regulatory environment we face may intensify;

•
we may suffer potential adverse effects on our ability to retain and motivate current employees, and attract and recruit prospective employees who may be uncertain about their future roles and relationships with us following the consummation of the merger;

•	our relationships with current students and employers could be adversely affected due to concern about our future;

•	due to activities related to the merger, the attention of our employees and management may be diverted from other opportunities that may have been beneficial to us; and

•	expenses and liability arising from the various legal proceedings related to the merger that have been instituted against us, our directors and others.
In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services, other transaction costs and employee retention costs in connection with the merger, and these fees and costs are payable by us regardless of whether the merger is consummated.
For additional information related to the merger and the merger agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016 and our definitive proxy statement filed with the Commission on March 23, 2016. The foregoing description of the merger agreement and the merger does not purport to be complete and is subject to, and qualified in its entirety by the full text of the merger agreement attached as Exhibit 2.1 to the foregoing Current Report.
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

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 53

These ratios provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If an institution’s composite score is at least 1.5, it is considered financially responsible. If an institution’s composite score is less than 1.5 but is 1.0 or higher, it is still considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years under the Department’s “zone” alternative. Under the zone alternative, the Department may subject the institution to various operating or other requirements, which may include:

(i)
Being transferred from the “advance” method of payment of Title IV program funds to the heightened cash monitoring payment method under which the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds from the Department for the amount of those disbursements, or being transferred to the more onerous reimbursement payment method under which an institution must submit to the Department documentation demonstrating the eligibility for each Title IV disbursement and wait for the Department’s approval before drawing down Title IV funds;

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
If an institution does not achieve a composite score of at least 1.0, it is subject to additional requirements in order to continue its participation in the Title IV programs, including:

(i)
Submitting to the Department a letter of credit in an amount equal to at least ten percent, and at the Department’s discretion up to 50%, of the Title IV funds received by the institution during its most recently completed fiscal year;

(ii)	Complying with the “zone” alternative requirements described above;

(iii)
Being placed on provisional certification status, under which the institution must receive Department approval before implementing new locations or educational programs and comply with other restrictions, including reduced due process rights in subsequent proceedings before the Department;

(iv)	Demonstrating that it is current on its outstanding debt obligations, as defined by the Department; and

(v)	Complying with other requirements imposed by the Department.
In addition, under new regulations that take effect on July 1, 2016, institutions placed on either the heightened cash monitoring payment method or the reimbursement payment method must pay Title IV credit balances to students and parents before requesting Title IV funds from the Department and may not hold Title IV credit balances on behalf of students or parents, even if such balances are expected to be applied to future tuition payments.
The composite scores for Apollo Education Group and University of Phoenix, which are calculated as of the end of our fiscal year, were as follows for the indicated periods:

	Fiscal Year
	2015	2014	2013
Apollo Education Group	2.6	2.5	2.6
University of Phoenix	2.9	2.3	2.5
As discussed in Note 7, Goodwill and Intangibles, in Item 1, Financial Statements, we recorded $73.4 million of goodwill impairment charges relating to our University of Phoenix and Western International University reporting units during the first quarter of fiscal year 2016, which was primarily the result of a substantial decline in our market capitalization. These impairment charges increase our fiscal year 2016 total operating expenses, which will negatively impact our fiscal year 2016 composite scores to be calculated as of August 31, 2016. Currently, we anticipate that our fiscal year 2016 composite scores will be above 1.5. However, if our profitability declines further than expected, including as a result of additional goodwill impairment charges, which could result from further declines in our market capitalization, higher than expected restructuring charges, our inability to execute on our currently planned cost reduction initiatives, a more than anticipated decline in enrollment, or other unexpected changes or developments, our fiscal year 2016 composite scores could fall below 1.5.
We believe that we may be able to take certain corrective measures to maintain composite scores of 1.5 or greater, if we determine that there is increased risk that our fiscal year 2016 composite scores will fall below that level, depending on the circumstances causing the expected decline. However, such measures, if available, may require material modifications to our business and strategy that would adversely impact our future revenue and profitability and/or may involve the issuance of equity or equity-linked securities under challenging circumstances that could result in material dilution to our existing shareholders.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 54

If our composite score falls below 1.5, our liquidity could be subject to severe stress due to the following factors:

•
Our principal revolving credit facility, which expires in April 2017, requires that we maintain a composite score of at least 1.5. If our composite score falls below 1.5, it would be an event of default under the facility and any outstanding balance could be declared immediately due and payable.

•
Although not required solely due to participation in the zone alternative discussed above, we could be required by the Department of Education to submit a letter of credit in an amount of 10% or more of our annual Title IV receipts as a result of factors related to the cause of our composite score decline, which letter of credit likely would need to be cash collateralized and our revolving credit facility would not be available for this purpose.

•
If the Department places University of Phoenix on the heightened cash monitoring payment method, we would need to deploy additional working capital to conduct our business due to the delay in receipt of Title IV funding. If University of Phoenix is placed on the reimbursement payment method, our working capital needs would increase significantly, the precise amount of which increase cannot be predicted because it would depend on the average length of time required by the Department to evaluate and approve our requests for reimbursement and the amount of any required letter of credit. In addition, under the new regulations effective July 1, 2016 regarding students’ Title IV fund credit balances, we would be required to significantly alter the manner in which we process and disburse Title IV funds, which would increase our operating costs and could have unexpected and material negative impacts on our operations.

The combined effect of the above factors could cause our business to no longer be sustainable without a significant infusion of equity or other funding. Under current market conditions, there is no assurance that other funding sources would be available in sufficient amounts on terms acceptable to us or at all, and any available equity funding would necessarily involve substantial dilution to our current shareholders.
In addition to the composite score requirements, the Department regulations specify extensive criteria an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the Department to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny or deny eligibility for Title IV programs. These criteria require, among other things, that the institution:

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
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of February 29, 2016. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. We are prohibited from repurchasing shares under the agreements associated with our pending merger, as described further in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pending Merger.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 55

We did not repurchase shares of our Class A common stock during the three months ended February 29, 2016, and the following details changes in our treasury stock during the three months ended February 29, 2016:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase Under the Plans or Programs
Treasury stock as of November 30, 2015	79,972	$49.06	79,972	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(30)	49.06	(30)	—
Treasury stock as of December 31, 2015	79,942	$49.06	79,942	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(102)	49.06	(102)	—
Treasury stock as of January 31, 2016	79,840	$49.06	79,840	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(1)	49.06	(1)	—
Treasury stock as of February 29, 2016	79,839	$49.06	79,839	$52,224
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
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended February 29, 2016.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 56

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1
First Amendment Agreement to the Agreement on the Sale and Transfer of Shares in a German Limited Liability Company (GMBH), by and between the Sellers party thereto, Apollo Global Germany GmbH, Career Partner GmbH and BPP Holdings Limited, dated December 10, 2015(1)

2.2	Agreement and Plan of Merger, dated as of February 7, 2016, among Apollo Education Group, Inc., AP VIII Queso Holdings, L.P. and Socrates Merger Sub, Inc.(2)
10.1	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and Apollo Class B Voting Stock Trust No. 1.(3)
10.2	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and Peter V. Sperling.(4)
10.3	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and the Peter Sperling Voting Stock Trust.(5)
10.4	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and Gregory W. Cappelli.(6)
10.5	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and the San Roque School Charitable Trust.(7)
10.6	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and the John Sperling Revocable Trust.(8)
10.7	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and the Aurora Foundation.(9)
10.8
Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and the John Sperling 1994 Irrevocable Trust.(10)

10.9
Amendment to Shareholder Agreement and Termination, dated as of February 7, 2016, among the Apollo Class B Voting Stock Trust No. 1, the Peter Sperling Voting Stock Trust, Peter V. Sperling, and Apollo Education Group, Inc.(11)

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
(1) Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 11, 2016.
(2) Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016.
(3) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016.
(4) Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016.
(5) Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016.
(6) Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016.
(7) Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 57

(8) Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016.
(9) Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016.
(10) Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016.
(11) Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016.

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 58

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO EDUCATION GROUP, INC. An Arizona Corporation
Date: April 6, 2016

By:	/s/ Gregory J. Iverson
Gregory J. Iverson Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

Apollo Education Group, Inc. | Second Quarter 2016 Form 10-Q | 59