Form 10-Q
period 2016-05-31
APOLLO EDUCATION GROUP INC
filed 2016-07-08
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
As of July 5, 2016, there were 108,305,152 shares of Apollo’s Class A common stock outstanding and 475,149 shares of Apollo’s Class B common stock outstanding.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2016

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 2

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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 3

Introductory Note Regarding Pending Merger
On February 7, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with AP VIII Queso Holdings, L.P., an affiliate of Apollo Management VIII, L.P., which is a fund managed by an affiliate of Apollo Global Management, LLC, none of which is, or has ever been, affiliated with us. At the effective time of the merger, which is expected to be completed by the end of calendar year 2016, each share of our issued and outstanding Class A and Class B common stock will be converted pursuant to the terms of the Merger Agreement into the right to receive $10.00 per share in cash. On May 6, 2016, the Merger Agreement was approved by the holders of our outstanding Class A and Class B common stock, each voting separately as a class. Consummation of the merger is subject to various regulatory and customary approvals, and operating and other conditions. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pending Merger, for additional information on the Merger Agreement and the pending merger.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 4

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	May 31, 2016	August 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$361,526	$503,705
Restricted cash and cash equivalents	185,320	198,369
Marketable securities	242,301	194,676
Accounts receivable, net	193,477	198,459
Prepaid taxes	29,165	38,371
Other current assets	53,201	48,823
Assets of business held for sale	—	40,897
Total current assets	1,064,990	1,223,300
Marketable securities	39,323	95,815
Property and equipment, net	343,094	370,281
Goodwill	265,765	247,190
Intangible assets, net	200,756	143,244
Deferred taxes	93,772	92,105
Other assets	29,926	29,129
Total assets	$2,037,626	$2,201,064
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$19,514	$14,080
Accounts payable	56,297	64,100
Student deposits	213,986	245,470
Deferred revenue	185,025	186,950
Accrued and other current liabilities	248,863	280,847
Liabilities of business held for sale	—	40,897
Total current liabilities	723,685	832,344
Long-term debt	42,597	31,566
Deferred taxes	16,924	7,729
Other long-term liabilities	182,491	172,452
Total liabilities	965,697	1,044,091
Commitments and contingencies
Redeemable noncontrolling interests	7,204	11,915
Shareholders’ equity:
Preferred stock, no par value	—	—
Apollo Class A nonvoting common stock, no par value	103	103
Apollo Class B voting common stock, no par value	1	1
Additional paid-in capital	—	—
Apollo Class A treasury stock, at cost	(3,915,279)	(3,928,419)
Retained earnings	5,061,631	5,153,452
Accumulated other comprehensive loss	(82,286)	(80,579)
Total Apollo shareholders’ equity	1,064,170	1,144,558
Noncontrolling interests	555	500
Total equity	1,064,725	1,145,058
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,037,626	$2,201,064
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 5

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2016	2015	2016	2015
Net revenue	$558,002	$676,358	$1,609,371	$1,965,986
Costs and expenses:
Instructional and student advisory	274,486	294,841	836,453	907,348
Marketing	87,530	116,839	279,128	369,120
Admissions advisory	30,192	52,994	94,500	167,919
General and administrative	59,066	64,437	192,300	206,215
Depreciation and amortization	28,330	29,969	82,478	95,705
Provision for uncollectible accounts receivable	15,716	13,005	43,812	42,372
Restructuring and impairment charges	22,366	11,444	149,578	52,722
Merger, acquisition and other related costs (credit), net	8,317	(455)	25,188	4,506
Litigation charge	—	—	—	100
Total costs and expenses	526,003	583,074	1,703,437	1,846,007
Operating income (loss)	31,999	93,284	(94,066)	119,979
Interest income	1,041	762	2,883	2,091
Interest expense	(1,569)	(1,715)	(4,997)	(5,116)
Other loss, net	(273)	(2,038)	(2,229)	(4,480)
Income (loss) from continuing operations before income taxes	31,198	90,293	(98,409)	112,474
Provision for income taxes	(11,399)	(40,667)	(3,796)	(53,797)
Income (loss) from continuing operations	19,799	49,626	(102,205)	58,677
Loss from discontinued operations, net of tax	—	(2,186)	(3,259)	(14,906)
Net income (loss)	19,799	47,440	(105,464)	43,771
Net loss attributable to noncontrolling interests	945	624	5,047	4,468
Net income (loss) attributable to Apollo	$20,744	$48,064	$(100,417)	$48,239
Earnings (loss) per share - Basic:
Continuing operations attributable to Apollo	$0.19	$0.47	$(0.89)	$0.59
Discontinued operations attributable to Apollo	—	(0.02)	(0.03)	(0.14)
Basic income (loss) per share attributable to Apollo	$0.19	$0.45	$(0.92)	$0.45
Earnings (loss) per share - Diluted:
Continuing operations attributable to Apollo	$0.19	$0.46	$(0.89)	$0.58
Discontinued operations attributable to Apollo	—	(0.02)	(0.03)	(0.14)
Diluted income (loss) per share attributable to Apollo	$0.19	$0.44	$(0.92)	$0.44
Basic weighted average shares outstanding	108,658	107,678	108,567	108,140
Diluted weighted average shares outstanding	109,444	108,623	108,567	109,124
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 6

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2016	2015	2016	2015
Net income (loss)	$19,799	$47,440	$(105,464)	$43,771
Other comprehensive income (loss) (net of tax):
Currency translation adjustment	8,726	(6,931)	(2,794)	(44,923)
Change in fair value of available-for-sale securities(1)	136	49	89	290
Comprehensive income (loss)	28,661	40,558	(108,169)	(862)
Comprehensive loss attributable to noncontrolling interests	667	2,157	6,045	16,498
Comprehensive income (loss) attributable to Apollo	$29,328	$42,715	$(102,124)	$15,636
(1) The tax effect during the three and nine months ended May 31, 2016 and 2015, respectively, was not significant.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 7

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock				Additional Paid-in Capital	Apollo Class A Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Class A Nonvoting		Class B Voting
	Shares	Stated Value	Shares	Stated Value
(In thousands)						Shares	Cost
Balance as of August 31, 2015	188,007	$103	475	$1	$—	80,082	$(3,928,419)	$5,153,452	$(80,579)	$1,144,558	$500	$1,145,058	$11,915
Share repurchases	—	—	—	—	—	91	(732)	—	—	(732)	—	(732)	—
Share reissuances	—	—	—	—	(23,219)	(359)	13,872	9,985	—	638	—	638	—
Net tax effect for stock incentive plans	—	—	—	—	(4,099)	—	—	—	—	(4,099)	—	(4,099)	—
Share-based compensation	—	—	—	—	27,318	—	—	—	—	27,318	—	27,318	—
Currency translation adjustment	—	—	—	—	—	—	—	—	(1,796)	(1,796)	(49)	(1,845)	(949)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	89	89	—	89	—
Redemption value adjustments	—	—	—	—	—	—	—	(1,389)	—	(1,389)	—	(1,389)	1,389
Net (loss) income	—	—	—	—	—	—	—	(100,417)	—	(100,417)	104	(100,313)	(5,151)
Balance as of May 31, 2016	188,007	$103	475	$1	$—	79,814	$(3,915,279)	$5,061,631	$(82,286)	$1,064,170	$555	$1,064,725	$7,204

Balance as of August 31, 2014	188,007	$103	475	$1	$—	79,585	$(3,936,607)	$5,143,949	$(27,320)	$1,180,126	$676	$1,180,802	$64,527
Share repurchases	—	—	—	—	—	1,549	(40,700)	—	—	(40,700)	—	(40,700)	—
Share reissuances	—	—	—	—	(27,593)	(352)	14,590	13,998	—	995	—	995	—
Net tax effect for stock incentive plans	—	—	—	—	(3,839)	—	—	—	—	(3,839)	—	(3,839)	—
Share-based compensation	—	—	—	—	29,768	—	—	—	—	29,768	—	29,768	—
Currency translation adjustment	—	—	—	—	—	—	—	—	(32,893)	(32,893)	(55)	(32,948)	(11,975)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	290	290	—	290	—
Acquisition	—	—	—	—	—	—	—	—	—	—	—	—	3,437
Redemption value adjustments	—	—	—	—	—	—	—	(4,948)	—	(4,948)	—	(4,948)	4,948
Net income (loss)	—	—	—	—	—	—	—	48,239	—	48,239	124	48,363	(4,592)
Other	—	—	—	—	1,664	—	—	—	—	1,664	—	1,664	—
Balance as of May 31, 2015	188,007	$103	475	$1	$—	80,782	$(3,962,717)	$5,201,238	$(59,923)	$1,178,702	$745	$1,179,447	$56,345
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 8

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
($ in thousands)	2016	2015
Operating activities:
Net (loss) income	$(105,464)	$43,771
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation	27,318	29,768
Excess tax benefits from share-based compensation	—	(236)
Depreciation and amortization	82,478	101,779
Accelerated depreciation included in restructuring	12,262	7,207
Impairment charges and loss on asset dispositions	76,470	22,228
Non-cash foreign currency loss, net	492	1,722
Provision for uncollectible accounts receivable	43,812	42,372
Deferred income taxes	(6,175)	(12,471)
Changes in assets and liabilities, excluding the impact of acquisitions:
Restricted cash and cash equivalents	13,567	5,529
Accounts receivable	(37,296)	(51,555)
Prepaid taxes	8,104	21,038
Other assets	(684)	(1,974)
Accounts payable	(8,872)	7,753
Student deposits	(32,002)	(25,918)
Deferred revenue	(28,564)	22,677
Accrued and other liabilities	(35,813)	(89,987)
Net cash provided by operating activities	9,633	123,703
Investing activities:
Purchases of property and equipment	(51,414)	(74,254)
Purchases of marketable securities	(203,504)	(156,465)
Maturities and sales of marketable securities	208,360	156,337
Acquisitions, net of cash acquired	(101,196)	(21,166)
Other investing activities	(727)	(14,216)
Net cash used in investing activities	(148,481)	(109,764)
Financing activities:
Payments on borrowings	(63,785)	(605,214)
Proceeds from borrowings	56,961	4,515
Share repurchases	(732)	(40,700)
Share reissuances	638	995
Excess tax benefits from share-based compensation	—	236
Payment for contingent consideration	—	(21,371)
Net cash used in financing activities	(6,918)	(661,539)
Exchange rate effect on cash and cash equivalents	3,587	(3,991)
Net decrease in cash and cash equivalents	(142,179)	(651,591)
Cash and cash equivalents, beginning of period	503,705	1,228,813
Cash and cash equivalents, end of period	$361,526	$577,222
Supplemental disclosure of cash flow and non-cash information(1):
Cash paid for income taxes, net of refunds	$1,144	$36,545
Cash paid for interest	5,081	5,134
Restricted stock units vested and released	2,083	7,407
(1) Refer to Note 4, Acquisitions, for liabilities assumed in acquisitions.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 9

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 10

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
On February 7, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with AP VIII Queso Holdings, L.P., an affiliate of Apollo Management VIII, L.P., which is a fund managed by an affiliate of Apollo Global Management, LLC, none of which is, or has ever been, affiliated with us. At the effective time of the merger, which is expected to be completed by the end of calendar year 2016, each share of our issued and outstanding Class A and Class B common stock will be converted pursuant to the terms of the Merger Agreement into the right to receive $10.00 per share in cash. On May 6, 2016, the Merger Agreement was approved by the holders of our outstanding Class A and Class B common stock, each voting separately as a class.
Consummation of the merger is subject to customary and other conditions, including:

(i)	the receipt of consents or approvals from certain federal, state and foreign educational governing bodies, including the Higher Learning Commission; and

(ii)	the absence of certain conditions or restrictions in the response of the U.S. Department of Education to the pre-acquisition review application filed by University of Phoenix.
In addition, consummation of the merger is subject to our satisfying certain minimum operating metrics, measured as of the first or second month end preceding the closing date, depending on the day of the month on which closing occurs, as follows:

(i)	Our aggregate cash, cash equivalents and marketable securities must not be less than the specified amount for the applicable month end;

(ii)
University of Phoenix fiscal year-to-date new degreed enrollments as of the applicable month end must not have declined by more than certain levels (which are derived from the projections we prepared in December 2015 in connection with the merger, which we refer to as the December forecast);

(iii)	University of Phoenix trailing twelve month net revenue as of the applicable month end shall not have declined by more than certain levels (which are derived from the December forecast); and

(iv)
Our consolidated trailing twelve months adjusted earnings before interest, taxes, depreciation and amortization as of the applicable month end shall not have declined by more than certain levels (which are derived from the December forecast).

We currently expect to satisfy these minimum operating metrics if the closing occurs on or prior to October 9, 2016, which is the latest closing date for which the relevant operating metrics are derived from our fiscal year 2016 financial and operating results. However, our expected fiscal year 2016 enrollment and operating results have declined since our December forecast. If our enrollment or operating results continue to decline, we may not be able to satisfy one or more of these closing conditions, either before or after October 9, 2016. If we fail to satisfy one or more of these closing conditions, Parent would be entitled to terminate the Merger Agreement and elect not to consummate the merger.
The Merger Agreement may be terminated by each of us and Parent under certain circumstances, including if the merger is not consummated by 5:00 pm Eastern time on February 1, 2017. Upon termination of the Merger Agreement under certain specified circumstances, but not including a termination solely due to our failure to satisfy the minimum operating metrics described above, we will be required to pay Parent a termination fee of approximately $27.5 million, and under other specified circumstances, Parent will be required to pay us a reverse termination fee of $25.0 million.
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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 11

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

Because of the seasonal nature of our business and other factors, the results of operations for the three and nine months ended May 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2016.
Reclassifications
We reclassified prior periods for the following to conform to our current presentation:

•
During the fourth quarter of fiscal year 2015, we began presenting Carnegie Learning, Inc.’s operating results as discontinued operations on our Condensed Consolidated Statements of Operations. Refer to Note 3, Discontinued Operations.

•
During the first quarter of fiscal year 2016, we began presenting all deferred tax assets and liabilities as noncurrent on our Condensed Consolidated Balance Sheets as discussed further in New Accounting Standards below.

•
During the second quarter of fiscal year 2016, we began presenting expenses incurred associated with our pending merger discussed above in Merger, acquisition and other related costs (credit), net on our Condensed Consolidated Statements of Operations. The associated costs incurred in the first quarter of fiscal year 2016 were included in General and administrative and we have reclassified such costs for the nine months ended May 31, 2016 to conform with our current presentation.

New Accounting Standards
Accounting Standards Recently Adopted
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
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. ASU 2015-16 is effective for fiscal years, and interim periods within those years,

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 12

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

beginning after December 15, 2015, and early adoption is permitted. We early adopted ASU 2015-16 during our first quarter of fiscal year 2016, which had no impact on our consolidated financial statements, and we will apply the new standard to future adjustments to provisional amounts.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. We adopted ASU 2014-08 during our first quarter of fiscal year 2016, which had no impact on our consolidated financial statements, and we will apply the new standard to applicable components that are determined to be held for sale or disposed in future periods.
Future Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. Accordingly, the standard is effective for us on September 1, 2020 using a modified retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We do not plan to early adopt ASU 2016-09, and the standard is effective for us on September 1, 2017. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the new revenue recognition standard is effective for us on September 1, 2018 using either a full retrospective or a modified retrospective approach. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard:

•	ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; and

•	ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”.
We are currently evaluating which transition approach to use and the impact that the new revenue recognition standards will have on our consolidated financial statements.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 13

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Restructuring and Impairment Charges
Restructuring and impairment charges include the following for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2016	2015	2016	2015
Restructuring charges	$22,366	$11,444	$73,673	$46,772
Goodwill impairments(1)	—	—	73,393	—
Property and equipment impairments	—	—	2,512	5,950
Restructuring and impairment charges	$22,366	$11,444	$149,578	$52,722
(1) Refer to Note 7, Goodwill and Intangibles, for discussion of the goodwill impairment charges recorded during fiscal year 2016.
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
The following summarizes the restructuring charges in our segment reporting format for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2016	2015	2016	2015
University of Phoenix	$15,787	$6,043	$46,380	$28,292
Apollo Global	1,183	41	1,902	142
Other	5,396	5,360	25,391	18,338
Restructuring charges	$22,366	$11,444	$73,673	$46,772

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 14

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following details the changes in our restructuring liabilities during the nine months ended May 31, 2016:

	Lease and Related Costs, Net		Severance and Other Employee Separation Costs		Other Restructuring Related Costs		Total
($ in thousands)	2016 Restructuring	Prior Year Restructuring(1)	2016 Restructuring	Prior Year Restructuring(1)	2016 Restructuring	Prior Year Restructuring(1)
August 31, 2015	$—	$74,990	$—	$8,210	$—	$90	$83,290
Expense	—	10,479	10,380	1,058	210	2,303	24,430
Other	—	(387)	(53)	—	—	(1,211)	(1,651)
Payments	—	(12,662)	(3,158)	(5,257)	—	(813)	(21,890)
November 30, 2015	—	72,420	7,169	4,011	210	369	84,179
Expense	—	16,178	7,133	696	1,058	1,812	26,877
Other	—	(3,705)	(164)	—	—	(1,543)	(5,412)
Payments	—	(10,771)	(11,029)	(1,788)	(405)	(522)	(24,515)
February 29, 2016	—	74,122	3,109	2,919	863	116	81,129
Expense	—	8,973	10,468	802	444	1,679	22,366
Other	—	(73)	(303)	—	(141)	(1,338)	(1,855)
Payments	—	(11,597)	(8,452)	(1,426)	(525)	(298)	(22,298)
May 31, 2016(2)	$—	$71,425	$4,822	$2,295	$641	$159	$79,342
(1) We have incurred $461 million of cumulative costs associated with restructuring activities initiated prior to fiscal year 2016, which include lease exit, employee separation, and other related costs of $292 million, $116 million and $53 million, respectively. These cumulative costs have been reflected in our segment reporting as follows: $339 million in University of Phoenix, $19 million in Apollo Global, and $103 million in Other.
(2) The gross, undiscounted obligation associated with our restructuring liabilities as of May 31, 2016 was approximately $144 million, which principally represents costs for non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.
Activities Initiated in Prior Years
Our restructuring activities initiated prior to fiscal year 2016 principally included closing approximately 150 University of Phoenix ground locations, rationalizing our leased administrative office facilities, and workforce reductions. During the nine months ended May 31, 2016, we incurred $44.0 million of expense for these prior year activities. The majority of the expense represents initial charges for the estimated fair value of future contractual operating lease obligations which are recorded when we cease using the respective facility, and an increase in our estimated future cash payments associated with exiting additional space at other locations included in the rationalization plan. We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates which have ranged between 3%-7% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.
As of May 31, 2016, we had approximately $51 million of remaining lease obligations associated with the locations that we expect to close as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We will incur lease obligation charges for these locations when we cease using the respective facilities. We will also continue to incur interest accretion, and may record additional adjustments in future periods for the estimated obligations associated with facilities we have already exited.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 15

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activities Initiated in Fiscal Year 2016
During the nine months ended May 31, 2016, we incurred $29.7 million of expense for new restructuring activities initiated during fiscal year 2016. Substantially all of the expense represents severance and other employee separation costs associated with the elimination of approximately 1,400 positions. The expense associated with these activities for the nine months ended May 31, 2016 is reflected in our segment reporting as follows: $16.0 million in University of Phoenix, $1.7 million in Apollo Global and $12.0 million in Other.
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
The following summarizes Carnegie Learning’s operating results for the respective periods, which are presented in Loss from discontinued operations, net of tax on our Condensed Consolidated Statements of Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2016	2015	2016	2015
Net revenue	$—	$5,123	$2,993	$13,119
Costs and expenses:
Intangibles impairment(1)	—	—	—	12,999
Loss on sale	—	—	2,773	—
Other	—	7,756	4,519	23,469
Loss from discontinued operations before income taxes	—	(2,633)	(4,299)	(23,349)
Benefit from income taxes	—	447	1,040	8,443
Loss from discontinued operations, net of tax	$—	$(2,186)	$(3,259)	$(14,906)
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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 16

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
Note 4. Acquisitions
Fiscal Year 2016 Acquisition
On December 10, 2015, we acquired all of the outstanding shares of Career Partner GmbH (“Career Partner”), a provider of education and training programs in Germany. This acquisition supports our strategy to diversify and expand our global operations. We made an initial cash payment of €96 million (equivalent to approximately $105 million on the acquisition date), and the acquisition includes a potential contingent consideration payment in the future of up to €11 million (equivalent to $12.3 million as of May 31, 2016). The contingent payment is calculated principally based on Career Partner’s operating results for calendar year 2016, and its estimated fair value on the acquisition date was $10.7 million, which we determined using a discounted cash flow valuation method encompassing significant unobservable inputs. The inputs include estimated operating results for the performance period and the discount rate applied. During the third quarter of fiscal year 2016, we finalized the amount of working capital acquired at closing, which resulted in a $3.5 million reduction in the purchase price.
We incurred approximately $2.0 million of transaction costs in connection with this acquisition and these costs are included in Merger, acquisition and other related costs (credit), net on our Condensed Consolidated Statements of Operations in the nine months ended May 31, 2016.
We accounted for the acquisition as a business combination and allocated the purchase price, which includes the initial cash payment, the fair value of the contingent consideration and the working capital adjustment, to the assets acquired and liabilities assumed at fair value as summarized below:

($ in thousands)
Cash and cash equivalents	$4,580
Property and equipment	13,682
Intangibles:
Trademarks (indefinite useful life)	30,469
Accreditations (indefinite useful life)	27,948
Student and customer relationships (5 year useful life)	9,097
Curriculum (5 year useful life)	3,726
Goodwill	92,840
Other assets	2,092
Deferred revenue	(28,380)
Capital lease obligations	(22,734)
Other liabilities	(20,340)
Total assets acquired and liabilities assumed	$112,980
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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 17

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
We recorded $92.8 million of goodwill as a result of the Career Partner acquisition, which is not expected to be deductible for tax purposes. The goodwill is principally attributable to the future earnings potential associated with enrollment growth and other intangibles that do not qualify for separate recognition such as the assembled workforce. The goodwill is included in our Apollo Global reportable segment and we have selected a July 1 annual goodwill impairment test date.
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

•
FAEL - On December 4, 2014, we acquired a 75% interest in Sociedade Técnica Educacional da Lapa S.A., a provider of postsecondary educational programs in Brazil under the name Faculdade da Educacional da Lapa (“FAEL”). We made an initial cash payment of R$73.8 million (equivalent to $28.9 million on the acquisition date), and the acquisition includes a potential contingent consideration payment in the future that is principally based on FAEL’s calendar year 2018 net revenue. The contingent payment has a maximum of approximately R$34 million (equivalent to $9.5 million as of May 31, 2016), and its fair value on the acquisition date was insignificant based on our estimate of FAEL’s future revenue in relation to the contingent payment threshold as defined in the acquisition agreement.

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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 18

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Financial Instruments
We invest our excess cash in a variety of marketable securities, which are all classified as available-for-sale. The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by financial instrument category as of the respective period ends:

	May 31, 2016
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$408,823	$—	$—	$408,823	$408,823	$—	$—
Level 1:
Money market funds	111,236	—	—	111,236	111,236	—	—
Level 2:
Corporate bonds	113,004	30	(155)	112,879	—	96,531	16,348
Tax-exempt municipal bonds	104,281	33	(43)	104,271	600	84,324	19,347
Time deposits	50,458	—	—	50,458	25,187	25,271	—
Other	40,797	12	(6)	40,803	1,000	36,175	3,628
Total	$828,599	$75	$(204)	$828,470	$546,846	$242,301	$39,323

	August 31, 2015
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$564,225	$—	$—	$564,225	$564,225	$—	$—
Level 1:
Money market funds	107,408	—	—	107,408	107,408	—	—
Level 2:
Corporate bonds	137,283	16	(271)	137,028	1,823	82,047	53,158
Tax-exempt municipal bonds	97,022	68	(60)	97,030	2,408	61,530	33,092
Time deposits	50,267	—	—	50,267	25,110	25,157	—
Other	36,634	10	(37)	36,607	1,100	25,942	9,565
Total	$992,839	$94	$(368)	$992,565	$702,074	$194,676	$95,815
(1) Cash and cash equivalents includes restricted cash and cash equivalents.
We measure our financial instruments at fair value on a recurring basis as follows:

•	Money market funds - We use Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets.

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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 19

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Accounts Receivable, Net
Accounts receivable, net consist of the following as of the respective period ends:

($ in thousands)	May 31, 2016	August 31, 2015
Student accounts receivable	$225,379	$234,204
Less allowance for doubtful accounts	(44,871)	(42,259)
Net student accounts receivable	180,508	191,945
Other receivables	12,969	6,514
Total accounts receivable, net	$193,477	$198,459
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2016	2015	2016	2015
Beginning allowance for doubtful accounts	$48,125	$49,891	$42,259	$50,145
Provision for uncollectible accounts receivable	15,716	13,005	43,812	42,372
Write-offs, net of recoveries	(19,638)	(15,791)	(41,376)	(43,861)
Currency translation adjustment	668	(214)	176	(1,765)
Ending allowance for doubtful accounts	$44,871	$46,891	$44,871	$46,891
Note 7. Goodwill and Intangibles
The following details changes in our goodwill by reportable segment during the nine months ended May 31, 2016:

($ in thousands)	University of Phoenix	Apollo Global	Other	Total
Goodwill as of August 31, 2015	$71,812	$142,599	$32,779	$247,190
Career Partner acquisition	—	92,840	—	92,840
Impairments	(71,812)	—	(1,581)	(73,393)
Currency translation adjustment	—	(872)	—	(872)
Goodwill as of May 31, 2016	$—	$234,567	$31,198	$265,765
Intangibles consist of the following as of the respective period ends:

	May 31, 2016				August 31, 2015
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount
Curriculum(1)	$22,238	$(9,645)	$(2,349)	$10,244	$19,715	$(7,361)	$(2,470)	$9,884
Accreditations and designations	21,628	(9,648)	(3,024)	8,956	21,628	(6,972)	(3,153)	11,503
Trademarks	21,019	(4,274)	(2,910)	13,835	21,019	(2,942)	(3,034)	15,043
Student and customer relationships(1)	14,534	(4,910)	(1,864)	7,760	5,517	(2,632)	(1,975)	910
Other	3,577	(752)	(662)	2,163	3,746	(597)	(633)	2,516
Total finite-lived intangibles	82,996	(29,229)	(10,809)	42,958	71,625	(20,504)	(11,265)	39,856
Trademarks(1)	132,106	—	(14,067)	118,039	101,637	—	(9,906)	91,731
Accreditations and designations(1)	42,418	—	(2,659)	39,759	14,470	—	(2,813)	11,657
Total indefinite-lived intangibles	174,524	—	(16,726)	157,798	116,107	—	(12,719)	103,388
Total intangible assets, net	$257,520	$(29,229)	$(27,535)	$200,756	$187,732	$(20,504)	$(23,984)	$143,244
(1) We acquired certain intangibles during fiscal year 2016 as a result of our acquisition of Career Partner. Refer to Note 4, Acquisitions.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 20

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated future amortization expense of our finite-lived intangibles as of May 31, 2016 is as follows:

($ in thousands)	Remainder of 2016	2017	2018	2019	2020	2021	Thereafter	Total
Estimated future amortization expense(1)	$3,831	$14,074	$10,103	$4,937	$3,041	$2,127	$4,845	$42,958
(1) Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
Goodwill Impairments
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
University of Phoenix represents the substantial majority of our consolidated operating results and, as discussed above, we believe our market capitalization decline in the first quarter of fiscal year 2016 was attributable to the University. Accordingly, we estimated the fair value of our University of Phoenix reporting unit using a market-based valuation approach, which incorporated assumptions that we believe would be a reasonable market participant’s view of the increased risk and uncertainty associated with the University and its expected future cash flows. The market-based approach included multiples derived from comparable companies with consideration of the University’s current operating trends and transformational strategy in relation to the other companies. Our interim step one goodwill impairment analysis resulted in a lower estimated fair value for University of Phoenix compared to its carrying value. Based on the University’s estimated fair value and a hypothetical purchase price allocation, we determined the University had no implied goodwill. Accordingly, we recorded a $71.8 million impairment charge in the first quarter of fiscal year 2016 representing the University’s entire goodwill balance. We did not record an income tax benefit associated with this charge as the University’s goodwill is not deductible for tax purposes.
During the first quarter of fiscal year 2016, we also recorded a $1.6 million goodwill impairment charge representing the entire goodwill balance for our Western International University reporting unit. Western International University operates in the same sector of the U.S. proprietary education industry as University of Phoenix.
The majority of our other reporting units have annual goodwill impairment test dates during our fourth fiscal quarter, and we have not recorded any goodwill impairments for our other reporting units during fiscal year 2016. As part of our goodwill impairment evaluations in fiscal year 2016, we compared the sum of the estimated fair values of our reporting units to our market capitalization, plus an assumed control premium to acquire a controlling interest in Apollo. We considered the purchase price associated with our pending merger in estimating an assumed control premium. Based on our evaluation, the fair values of our reporting units were reasonable in relation to our market capitalization. However, we may be required to record additional goodwill impairment charges in the future if our critical assumptions deteriorate or our market capitalization declines further.
Note 8. Fair Value Measurements
We measure and disclose certain financial instruments at fair value as described in Note 5, Financial Instruments. Liabilities measured at fair value on a recurring basis, all of which are included in other liabilities on our Condensed Consolidated Balance Sheets, consist of the following as of May 31, 2016 and August 31, 2015:

		Fair Value Measurements at Reporting Dates Using
	Fair Value as of Respective Reporting Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Contingent consideration as of May 31, 2016	$19,326	$—	$—	$19,326
Contingent consideration as of August 31, 2015	$7,499	$—	$—	$7,499

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 21

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2016	2015	2016	2015
Beginning balance	$18,200	$6,416	$7,499	$41,893
Initial contingent consideration at fair value	—	—	10,717	—
Change in fair value included in net income (loss)	973	154	897	(843)
Payment for contingent consideration(1)	—	—	—	(34,480)
Currency translation adjustment	153	—	213	—
Ending balance	$19,326	$6,570	$19,326	$6,570
(1) During fiscal year 2015, we paid $34.5 million to settle the contingent consideration for our Open Colleges acquisition.
Our contingent consideration liabilities are valued using discounted cash flow valuation methods encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios and the discount rates applied. Our contingent consideration liabilities relate to the following:

•
Career Partner - We acquired Career Partner during the second quarter of fiscal year 2016 and have contingent consideration of up to €11 million. The contingent consideration is principally based on Career Partner’s operating results for calendar year 2016 and we estimated its fair value to be $10.7 million as of the acquisition date. As of May 31, 2016, the estimated fair value for this contingent consideration was $11.5 million and the associated liability is included in accrued and other current liabilities on our Condensed Consolidated Balance Sheets.

•
Apollo Global - As a result of our purchase of the noncontrolling interest in Apollo Global during fiscal year 2013, we have contingent consideration that is based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As of May 31, 2016, the estimated fair value for this contingent consideration was $7.8 million and the associated liability is included in other long-term liabilities on our Condensed Consolidated Balance Sheets.

We did not change our valuation techniques associated with recurring fair value measurements from prior periods.
Liabilities measured at fair value on a nonrecurring basis during the nine months ended May 31, 2016 are included in other liabilities on our Condensed Consolidated Balance Sheets and consist of the following:

		Fair Value Measurements at Measurement Date Using
($ in thousands)	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Nine Months Ended May 31, 2016
Restructuring obligations	$24,275	$—	$—	$24,275	$24,275
During the nine months ended May 31, 2016, we recorded $24.3 million of aggregate initial lease obligations at fair value associated with our restructuring activities. We recorded obligation liabilities on the dates we ceased using the respective facilities, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 2, Restructuring and Impairment Charges.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 22

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of the respective period ends:

($ in thousands)	May 31, 2016	August 31, 2015
Salaries, wages and benefits	$57,103	$74,454
Student discounts, grants and scholarships	43,644	44,682
Restructuring obligations	38,352	38,921
Legal and other professional obligations	22,009	23,961
Contingent consideration	11,500	—
Advertising	9,865	21,931
Deferred rent and other lease liabilities	9,855	12,181
Curriculum materials	7,360	11,690
Other	49,175	53,027
Total accrued and other current liabilities	$248,863	$280,847
Other long-term liabilities consist of the following as of the respective period ends:

($ in thousands)	May 31, 2016	August 31, 2015
Deferred rent and other lease liabilities	$44,845	$49,745
Restructuring obligations	40,990	44,369
Deferred revenue	25,230	16,687
Deferred gains on sale-leasebacks	19,075	20,168
Other	52,351	41,483
Total other long-term liabilities	$182,491	$172,452
Note 10. Debt
Debt and short-term borrowings consist of the following as of the respective period ends:

($ in thousands)	May 31, 2016	August 31, 2015
Revolving Credit Facility	$—	$—
Capital lease obligations	30,804	16,863
Other	31,307	28,783
Total debt	62,111	45,646
Less short-term borrowings and current portion of long-term debt	(19,514)	(14,080)
Long-term debt	$42,597	$31,566
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
We had no outstanding borrowings under the Revolving Credit Facility as of May 31, 2016 and August 31, 2015, but we had approximately $39 million and $41 million of outstanding letters of credit as of the respective periods. We also borrowed $50 million under the Revolving Credit Facility during the second quarter of fiscal year 2016, but subsequently repaid the amount later in the same quarter.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from Prime + 25 to 85 basis points.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 23

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at May 31, 2016 and August 31, 2015.
Other debt principally includes debt at subsidiaries of Apollo Global and other obligations. The weighted average interest rate on our outstanding other debt at May 31, 2016 and August 31, 2015 was 6.1% and 5.6%, respectively.
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
As further discussed in Note 7, Goodwill and Intangibles, there is significant uncertainty associated with University of Phoenix’s future operating results due to competitive factors and its initiatives to transform itself into a more focused, higher retaining and less complex institution. Based primarily on this uncertainty, we used the discrete method to calculate our interim tax provision for the interim periods in fiscal year 2016. Under the discrete method, we determined our tax expense for the interim periods based on actual results as if the interim periods were an annual period, which we believe provides a more reasonable interim income tax provision than the continued use of the estimated annual effective tax rate method. Our effective income tax rate for continuing operations for the nine months ended May 31, 2016 was also significantly impacted by the goodwill impairment charge for our University of Phoenix reporting unit, which was not deductible for tax purposes.
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
Note 12. Shareholders’ Equity and Redeemable Noncontrolling Interests
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of May 31, 2016. There is no expiration date on the repurchase authorizations and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. We are prohibited from repurchasing shares under the agreements associated with our pending merger, as described further in Note 1, Nature of Operations and Significant Accounting Policies.
We also repurchase shares in connection with tax withholding requirements associated with the release of vested share-based awards, which do not fall under the repurchase program described above.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 24

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes our share repurchase activity for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2016	2015	2016	2015
Share repurchases under share repurchase program:
Number of shares repurchased	—	—	—	1,440
Weighted average purchase price per share	$—	$—	$—	$26.45
Cost of share repurchases	$—	$—	$—	$38,092
Share repurchases related to vesting of share-based awards:
Number of shares repurchased	13	22	91	109
Cost of share repurchases	$106	$382	$732	$2,608
Share Reissuances
We reissue our Class A common stock from our treasury stock as a result of the release of shares associated with share-based awards and purchases under our employee stock purchase plan. Share reissuances were as follows for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2016	2015	2016	2015
Number of shares reissued	38	70	359	352
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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Apollo (basic and diluted)	$20,744	$48,064	$(100,417)	$48,239
Denominator:
Basic weighted average shares outstanding	108,658	107,678	108,567	108,140
Dilutive effect of restricted stock units and performance share awards(1)	786	828	—	818
Dilutive effect of stock options(1)	—	117	—	166
Diluted weighted average shares outstanding	109,444	108,623	108,567	109,124
Basic income (loss) per share attributable to Apollo	$0.19	$0.45	$(0.92)	$0.45
Diluted income (loss) per share attributable to Apollo	$0.19	$0.44	$(0.92)	$0.44

Anti-dilutive securities excluded from diluted income (loss) per share:
Anti-dilutive restricted stock units and performance share awards(1)	2,984	33	4,071	21
Anti-dilutive stock options(1)	3,514	2,513	3,595	2,329
 (1) Due to the loss from continuing operations attributable to Apollo during the nine months ended May 31, 2016, no dilutive share-based awards were included in the calculation of diluted loss per share because they would have been anti-dilutive.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 25

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Share-Based Compensation
The following details share-based compensation expense for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2016	2015	2016	2015
Instructional and student advisory	$2,432	$2,812	$7,856	$8,699
Marketing	413	705	1,771	2,324
Admissions advisory	15	262	341	779
General and administrative	5,569	3,456	16,830	15,960
Restructuring and impairment charges	303	619	520	2,006
Share-based compensation expense	$8,732	$7,854	$27,318	$29,768
In accordance with our Amended and Restated 2000 Stock Incentive Plan, we granted no restricted stock units or performance share awards during the three months ended May 31, 2016 and 575,000 restricted stock units and performance share awards during the nine months ended May 31, 2016. The granted awards had a weighted average grant date fair value per share of $7.50. As of May 31, 2016, we had $39.5 million and $1.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested restricted stock units and performance share awards, respectively. This expense is expected to be recognized over a weighted average period of 2.2 years.
In accordance with our Amended and Restated 2000 Stock Incentive Plan, we granted no stock options during the three months ended May 31, 2016 and 4,000 stock options during the nine months ended May 31, 2016. The weighted average grant date fair value and the weighted average exercise price of the options granted were $4.12 and $10.35, respectively. As of May 31, 2016, we had $6.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.3 years.
Note 15. Commitments and Contingencies
Surety Bonds
Our insurers issue surety bonds for us that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of May 31, 2016, the face amount of these surety bonds was approximately $24 million.
Letters of Credit
As of May 31, 2016, we had approximately $39 million of outstanding letters of credit, which support certain of our obligations and guarantees provided by our subsidiaries as part of our normal operations for which fair value is not material.
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
Merger-Related Shareholder Suits
In connection with the pending merger described in Note 1, Nature of Operations and Significant Accounting Policies, the class action lawsuits listed below have been filed in the Superior Court of the State of Arizona, Maricopa County against some or all of the following parties: us, our directors, the Apollo Class B Voting Stock Trust No. 1, AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., and Barclays Capital Inc. and Evercore Group L.L.C. (in their capacity as our financial advisors in connection with the merger):

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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 26

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
On March 4, 2016, the action titled Blanchfield v. Apollo Education Group, Inc., et al. was voluntarily dismissed without prejudice.
On April 12, 2016, the Superior Court of the State of Arizona, Maricopa County consolidated the remaining Casey, Miglio, Wagner, Ladouceur and Simkhovich cases into a single action, In re Apollo Education Group, Inc. Shareholder Litigation, Lead Case No. CV2016-001905 (the “Consolidated Action”). On May 1, 2016, we reached an agreement with the plaintiffs to settle the Consolidated Action in connection with the increase in the merger consideration per share, which agreement is subject to consummation of the merger, certain confirmatory discovery and approval by the court. If the merger is consummated, we anticipate that we will be required to pay the plaintiffs’ expenses and an amount for attorneys’ fees yet to be determined and subject to court approval.
Securities Class Action (Rameses Te Lomingkit et. al.)
On March 14, 2016, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Rameses Te Lomingkit et. al. v. Apollo Education Group, Inc. et. al., Case Number 2:16-CV-00689-JZB. The plaintiff, who allegedly purchased our shares during the specified class period, filed this putative class action on behalf of the plaintiff and all of our shareholders who acquired Class A shares between June 26, 2013 and October 21, 2015 and seeks certification as a class action and unspecified compensatory damages and costs. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by us and certain of our officers for making allegedly false and misleading statements and failing to disclose material facts relating to the nature of our military recruitment activities and the status of our online classroom platform. The Court appointed the Government of Guam Retirement Fund as lead plaintiff on June 16, 2016. The lead plaintiff has until August 15, 2016 to file a consolidated or amended complaint, or to designate the previously filed complaint as the operative complaint.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
Class Action under the Telephone Consumer Protection Act
On June 24, 2016, Twonesha Johnson-Hendricks filed a class action complaint, Johnson-Hendricks v. University of Phoenix, 2:16-cv-01434 (E.D. Cal.) in the United States District Court for the Eastern District of California, alleging that University of Phoenix violated the Telephone Consumer Protection Act by contacting class members without their consent. We are evaluating the complaint, which seeks to recover damages on behalf of plaintiff and other members of the putative class.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
Shareholder Demand Letter
On June 10, 2016, we received a shareholder demand to commence a civil action against each of our directors and certain of our current and former officers on grounds of breach of fiduciary duty and other claims, and to make available for examination certain records. The demand is a condition precedent under applicable Arizona law to the filing of a derivative lawsuit on behalf of the Company seeking damages from directors and officers for breach of fiduciary duty. We are evaluating the demand.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
Class Action Alleging Violations of Kentucky Wage and Hour Laws
On June 9, 2015, two former University of Phoenix employees filed an action in the Circuit Court of Jefferson County Kentucky alleging that they were wrongfully terminated from their positions with the University in violation of Kentucky and federal law. In

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 27

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

this action, which is captioned Aldrich et al. v. The University of Phoenix, 15-C-2839 (Jefferson Cty. Circuit Court), plaintiffs also allege that the University violated Kentucky wage and hour law by failing to pay plaintiffs overtime and other required wages, and in connection with these wage and hour claims, they seek to represent a class of plaintiffs consisting of all individuals employed by the University within the past five years who performed a substantial part of their job duties in Kentucky. Plaintiffs seek to recover damages on their own behalf in connection with their alleged wrongful termination and past due wages, overtime compensation and other relief on behalf of the class in connection with the wage and hour claims. On March 4, 2016, the Court granted our motion to dismiss and compel arbitration. On March 9, 2016, plaintiffs filed a notice of their intent to appeal with the U.S. Court of Appeals for the Sixth Circuit. The appeal is currently pending.
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
The complaint alleges, among other things, that since at least July 2008, University of Phoenix has violated the Federal False Claims Act by falsely certifying to the U.S. Department of Education that the University was in compliance with various regulations under the U.S. Higher Education Act relating to preparation of student financial aid forms and other matters, including in connection with employee participation in student financial aid programs. The relator seeks unspecified damages on behalf of the federal government. On June 2, 2016, the District Court granted the motion of the relator’s counsel to withdraw, and the relator had until July 5, 2016 to either obtain new counsel or otherwise show cause why the case should not be dismissed for want of prosecution. In response to the Court’s order, the relator has filed a motion seeking an extension of time to identify new counsel.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo, Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo and its subsidiaries. The case is

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 28

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates. On October 31, 2014, the Court denied the Apollo defendants’ initial applications to have the case dismissed, concluding that plaintiffs’ complaint raised factual issues that needed to be resolved through the submission of evidence. Defendants appealed that ruling to the Division Bench of the High Court, and that appeal was denied by the Division Bench on August 17, 2015. We then filed a Special Leave Petition before the India Supreme Court on November 21, 2015 seeking leave to appeal the decision of the Division Bench, which was denied on January 15, 2016. On February 15, 2016, we filed a petition for review of the denial of the Special Leave Petition, which was rejected by the India Supreme Court on March 31, 2016. The case will be returned to the Delhi High Court for the taking of evidence. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India, including through our joint venture with HT Media Limited, may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.
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
We are cooperating with the California Attorney General in these investigative proceedings. We cannot predict the eventual scope, duration or outcome of the investigations at this time.
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
In addition, from time to time, we receive requests for information from state Attorneys General, accrediting bodies, state higher education regulatory bodies and other federal and state government agencies relating to investigations or inquiries being conducted by other state or federal agencies, pending litigation or specific complaints received from students or former students. These requests can be broad and time consuming to respond to, and there is a risk that they could expand and/or lead to a formal inquiry or investigation into our practices. We received such a request from the Wisconsin Department of Justice for information relating to programs offered by University of Phoenix to Wisconsin residents. On May 2, 2016, we accepted service of a Wisconsin

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 29

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Department of Justice subpoena in order to allow the University to lawfully produce student records to the Wisconsin Department of Justice, subject to certain notice requirements, in connection with this inquiry.
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
Open Colleges Investigations
In September 2015, Open Colleges received a Notice from the Australian Competition and Consumer Commission (“ACCC”) requiring Open Colleges to produce information about student refunds upon withdrawal and related matters for the period of time since July 2014. In addition, Open Colleges receives inquiries and is subject to audits from time to time from governmental regulatory authorities, including an inquiry in October 2015 from the Australian Skills Quality Authority regarding student complaints about marketing practices, refund policies and other matters (since concluded without material findings), and a notice from the Australian Skills Quality Authority in June 2016 of a compliance audit. Open Colleges is cooperating with the relevant authorities in these matters, but we cannot at this time predict their eventual scope, duration or outcome.
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
UNIACC Investigations
UNIACC was advised by the National Accreditation Commission of Chile in November 2011 that its institutional accreditation would not be renewed and therefore had lapsed. Subsequently, in June 2012, a prosecutor’s office in Santiago, Chile requested that UNIACC provide documents relating to UNIACC’s relationship with a former employee and consultant who served as a member of the National Accreditation Commission (“CNA”) until March 2012, and we received requests for additional information in connection with this investigation. Furthermore, in August 2012, the prosecutor’s office began requesting that UNIACC provide information about UNIACC’s business structure and operations and its relationship with other Apollo entities, in connection with an additional investigation regarding UNIACC’s compliance with applicable laws concerning the generation of profit by universities such as UNIACC. The prosecutor’s office also requested additional information from UNIACC regarding certain government funding received by the institution. On April 7, 2016, the prosecutor closed the investigation related to the CNA matter.
Securities Class Action (Teamsters Local 617 Pension and Welfare Funds)
On November 2, 2006, the Teamsters Local 617 Pension and Welfare Funds filed a class action complaint alleging that we and certain of our current and former directors and officers violated the Securities Exchange Act of 1934. The complaint is entitled

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 30

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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 31

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
In addition, under new regulations that took effect on July 1, 2016, institutions placed on either the heightened cash monitoring payment method or the reimbursement payment method must pay Title IV credit balances to students and parents before requesting Title IV funds from the Department and may not hold Title IV credit balances on behalf of students or parents, even if such balances are expected to be applied to future tuition payments.
The composite scores for Apollo Education Group and University of Phoenix, which are calculated as of the end of our fiscal year, were as follows for the indicated periods:

	Fiscal Year
	2015	2014	2013
Apollo Education Group	2.6	2.5	2.6
University of Phoenix	2.9	2.3	2.5
As discussed in Note 7, Goodwill and Intangibles, we recorded $73.4 million of goodwill impairment charges relating to our University of Phoenix and Western International University reporting units during the first quarter of fiscal year 2016, which was primarily the result of a substantial decline in our market capitalization. These impairment charges increase our fiscal year 2016 total operating expenses, which will negatively impact our fiscal year 2016 composite scores to be calculated as of August 31, 2016. If our profitability declines further than expected, including as a result of additional goodwill impairment charges, which could result from further declines in our market capitalization, higher than expected restructuring charges, our inability to execute on our currently planned cost reduction initiatives, a more than anticipated decline in enrollment, or other unexpected changes or developments, our fiscal year 2016 composite scores could fall below 1.5.
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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 32

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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 33

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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 34

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2016	2015	2016	2015
Net revenue:
University of Phoenix	$424,479	$560,692	$1,252,052	$1,641,314
Apollo Global	125,007	109,622	334,135	305,862
Other	8,516	6,044	23,184	18,810
Net revenue	$558,002	$676,358	$1,609,371	$1,965,986
Operating income (loss)(1):
University of Phoenix	$59,681	$103,395	$33,099	$216,776
Apollo Global(2)	(459)	5,465	(29,677)	(26,918)
Other(3)	(27,223)	(15,576)	(97,488)	(69,879)
Operating income (loss)	31,999	93,284	(94,066)	119,979
Reconciling items:
Interest income	1,041	762	2,883	2,091
Interest expense	(1,569)	(1,715)	(4,997)	(5,116)
Other loss, net	(273)	(2,038)	(2,229)	(4,480)
Income (loss) from continuing operations before income taxes	$31,198	$90,293	$(98,409)	$112,474
(1) University of Phoenix, Apollo Global and Other include restructuring and impairment charges during the periods, which includes a $71.8 million goodwill impairment charge during the first quarter of fiscal year 2016 for our University of Phoenix reporting unit. Refer to Note 2, Restructuring and Impairment Charges, and Note 7, Goodwill and Intangibles.
(2) During the three and nine months ended May 31, 2016, Apollo Global had $0.6 million and $3.8 million of expense included in Merger, acquisition and other related costs (credit), net, respectively. During the three and nine months ended May 31, 2015, Apollo Global had a net credit of $1.0 million and $1.7 million of net expense, respectively.
(3) During the three and nine months ended May 31, 2016, Other had $7.7 million and $21.4 million of expense included in Merger, acquisition and other related costs (credit), net, respectively, and $0.5 million and $2.8 million during the three and nine months ended May 31, 2015, respectively.
Our consolidated assets by reportable segment consist of the following as of the respective period ends:

($ in thousands)	May 31, 2016	August 31, 2015
University of Phoenix	$596,440	$648,755
Apollo Global	714,248	588,434
Other(1)	726,938	963,875
Total assets	$2,037,626	$2,201,064
(1) The majority of the assets included in Other consists of cash and cash equivalents and marketable securities.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 35

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
Pending Merger
On February 7, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with AP VIII Queso Holdings, L.P., a Delaware limited partnership (“Parent”) and Socrates Merger Sub, Inc., an Arizona corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent is an affiliate of Apollo Management, L.P., a fund managed by an affiliate of Apollo Global Management, LLC, neither of which is, or has ever been, affiliated with us. The Vistria Group, LP is a co-investor in Parent. Najafi Companies, LLC is a potential co-investor in Parent. At the effective time of the Merger, which is expected to be completed by the end of calendar year 2016, each share of our issued and outstanding Class A and Class B common stock (other than shares owned by Parent and its subsidiaries and shares owned by us and our subsidiaries) will be converted pursuant to the terms of the Merger Agreement into the right to receive $10.00 per share in cash. On May 6, 2016, the Merger Agreement was approved by the holders of our outstanding Class A and Class B common stock, each voting separately as a class.
Consummation of the Merger is subject to customary and other conditions, including:

(i)	the receipt of consents or approvals from certain federal, state and foreign educational governing bodies, including the Higher Learning Commission; and

(ii)	the absence of certain conditions or restrictions in the response of the U.S. Department of Education to the pre-acquisition review application filed by University of Phoenix.
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

(iii)
University of Phoenix trailing twelve month net revenue as of the applicable month end shall not have declined by more than 10% from forecasted levels (which are derived from the December forecast); and

(iv)
Our consolidated trailing twelve months adjusted earnings before interest, taxes, depreciation and amortization as of the applicable month end shall not have declined by more than $75 million from forecasted levels (which are derived from the December forecast).

We currently expect to satisfy these minimum operating metrics if the closing occurs on or prior to October 9, 2016, which is the latest closing date for which the relevant operating metrics are derived from our fiscal year 2016 financial and operating results. However, our expected fiscal year 2016 enrollment and operating results have declined since our December forecast. If our enrollment or operating results continue to decline, we may not be able to satisfy one or more of these closing conditions, either before or after October 9, 2016. If we fail to satisfy one or more of these closing conditions, Parent would be entitled to terminate the Merger Agreement and elect not to consummate the Merger.
There is no assurance that the conditions to the consummation of the Merger will be satisfied in a timely manner or at all.
The Merger Agreement may be terminated by each of us and Parent under certain circumstances, including if the Merger is not consummated by 5:00 pm Eastern time on February 1, 2017. Upon termination of the Merger Agreement under certain

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 36

specified circumstances, but not including a termination solely due to our failure to satisfy the minimum operating metrics described above, we will be required to pay Parent a termination fee of 2.75% of the aggregate per share merger consideration that would have been payable to the Company’s shareholders upon closing of the Merger (approximately $27.5 million), and under other specified circumstances, Parent will be required to pay us a reverse termination fee of $25.0 million. For additional information about some of the consequences that could arise from the failure to consummate the Merger, see Part II, Item 1A, Risk Factors - Our pending merger may not be consummated, which may adversely affect our business, and our business may suffer as a result of uncertainty surrounding the pending merger.
Assuming timely receipt of required regulatory approvals and the satisfaction or waiver of all other closing conditions, we anticipate that the Merger will be completed by the end of calendar year 2016.
On July 7, 2016, HLC formally notified us that the HLC Board of Trustees had voted to defer action on our change of control application until such time as the Department of Education provides us and HLC with a written response to the pre-acquisition applications filed by University of Phoenix and Western International University, and Parent has filed a substantive response to any requirements stipulated in the Department’s response. HLC indicated that it would consider the matter at a special meeting to be convened within 30 days of receiving the specified information, and that should such information not be received before September 28, 2016, the matter would automatically be scheduled for the November 2016 Board of Trustees meeting.
For additional information related to the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016, our definitive proxy statement filed with the Commission on March 23, 2016, the supplement to the definitive proxy statement filed with the Commission on May 2, 2016, and the amendments to the Merger Agreement attached to our Current Report on Form 8-K filed with the Commission on May 2, 2016 and this Quarterly Report on Form 10-Q. The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is subject to, and qualified in its entirety by the full text of the Merger Agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 8, 2016, Amendment No. 1 to the Merger Agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on May 2, 2016, and Amendment No. 2 to the Merger Agreement attached as Exhibit 2.2 to this Quarterly Report on Form 10-Q.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks relating to our business. For a more detailed discussion of our business, industry and risks, refer to our 2015 Annual Report on Form 10-K.
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

•
Piloting diagnostic tools for development of enhanced admissions guidelines expected to be implemented in fiscal year 2017 and tailoring initial course sequences to match the academic capabilities of students when they first enroll;

•
Eliminating associate degree programs which have lower retention rates and are less career relevant, and adding more career-focused pathways that offer certificates and four-year bachelor’s degrees in key growth areas of the employment market;

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 37

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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 38

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
In addition, under new regulations that took effect on July 1, 2016, institutions placed on either the heightened cash monitoring payment method or the reimbursement payment method must pay Title IV credit balances to students and parents before requesting Title IV funds from the Department and may not hold Title IV credit balances on behalf of students or parents, even if such balances are expected to be applied to future tuition payments.
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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 39

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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 40

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

•	U.S. Department of Education Rulemaking
A negotiated rulemaking committee was convened by the Department in January 2016 on the topic of the process and standards for discharge of student loans, commonly known as defense to repayment, and certain other matters. The committee failed to reach consensus. In June 2016, the Department issued a Notice of Proposed Rulemaking to establish a new federal standard and a process for determining whether a borrower has a defense to repayment on federal student loans based on an act or omission of a school.
The proposed regulations would provide repayment relief to students in respect of student loans first disbursed after July 1, 2017 where:

•	a school breaches contractual promises to a student;

•	certain judgments are entered against a school related to the loan or the educational services after a contested proceeding; or

•
the school makes substantial misrepresentations about the nature of its educational programs, financial charges or employability of graduates, or insubstantial misrepresentations where other factors are present, such as pressure to enroll quickly or taking advantage of students’ distress or lack of knowledge or sophistication.

The proposed regulations also would allow the Department to identify and grant relief to groups of students where there are common facts, including students who have not requested relief.
As proposed, the Department would be entitled to seek reimbursement from the school in most cases in respect of loans discharged under the new procedure.
In addition, the proposed regulations specify early warning triggers regarding financial distress that would automatically require a school to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements upon the occurrence of specified events such as:

•	the commencement of a major lawsuit by a state or federal government entity, such as state Attorneys General, the Consumer Financial Protection Bureau or the Federal Trade Commission;

•	the filing of a substantial number of borrower defense claims;

•	default by the school on its debt obligations;

•	failure of the school to satisfy the 90/10 Rule; and/or

•	action by the school’s accreditor that could result in the school losing its accreditation.
If a school experiences any of these triggers, the school would be required to warn prospective and current students that it has been required to provide enhanced financial protection to the Department.
The proposed regulations also would require disclosure by proprietary institutions to prospective and enrolled students if student loan repayment rates fall below specified levels.
The proposed regulations, if adopted, could result in significant potential risks for our business, since the precise standards for student loan discharge may be unclear or subject to interpretation in a manner that is adverse to us and not fully known or predictable in advance, and certain of the potential adverse consequences could arise from the mere commencement of enforcement actions by state or federal government entities, or the filing of student claims for debt relief, even if these actions and claims ultimately are found to lack merit. Furthermore, the potential significant discretion vested in the Department to administer the regulations, including fact-finding, may result in unexpected outcomes that materially and adversely affect our business. In order to reduce the risk associated with these proposed regulations, if adopted, we may need to modify our administrative and other student-facing practices and procedures in a manner that materially increases our costs and reduces our administrative effectiveness, and our flexibility in responding to state or federal and certain private lawsuits may be materially reduced because of the possible significant ancillary consequences of an adverse judgment or finding.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 41

The effective date of the proposed regulations, if adopted, cannot be determined at this time, but the proposed regulations could be effective as early as July 1, 2017. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2016/index.html.

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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 42

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
We are cooperating with the California Attorney General in these investigative proceedings. We cannot predict the eventual scope, duration or outcome of the investigations at this time.

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
Professional Development
Although degree programs represent the substantial majority of our revenue, we are increasing our professional development and other nondegree programs, which includes business-to-business product and service offerings. We are expanding these programs both domestically and internationally through our subsidiaries, including through the nondegree bootcamp programs.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 43

Other Events
In addition to the above items, we experienced the following other events during fiscal year 2016:

•
Executive Management Changes - Gregory J. Iverson was appointed as our Chief Financial Officer effective October 26, 2015 replacing Joseph L. D’Amico, who served as our Interim Chief Financial Officer since May 2015.

•
Career Partner GmbH Acquisition - On December 10, 2015, we acquired all of the outstanding shares of Career Partner GmbH (“Career Partner”), a provider of education and training programs in Germany. Refer to Note 4, Acquisitions, in Item 1, Financial Statements.

Critical Accounting Policies and Estimates
Refer to our 2015 Annual Report on Form 10-K for our critical accounting policies and estimates and refer to the following in Item 1, Financial Statements:

•	Note 7, Goodwill and Intangibles, for a discussion of goodwill impairment charges recorded during fiscal year 2016; and

•	Note 11, Income Taxes, for a discussion of the calculation of our income tax provision for the interim periods in fiscal year 2016.
New Accounting Standards
For discussion of new accounting standards, refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 1, Financial Statements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three and nine months ended May 31, 2016 compared to the three and nine months ended May 31, 2015.
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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 44

Analysis of Condensed Consolidated Statements of Operations
The following details our consolidated results of operations. For a more detailed discussion of our operating results by reportable segment, refer to Analysis of Operating Results by Reportable Segment below.

	Three Months Ended May 31,				Nine Months Ended May 31,
	2016	2015	% of Net Revenue		2016	2015	% of Net Revenue
($ in thousands)			2016	2015			2016	2015
Net revenue	$558,002	$676,358	100.0%	100.0%	$1,609,371	$1,965,986	100.0%	100.0%
Costs and expenses:
Instructional and student advisory	274,486	294,841	49.2%	43.6%	836,453	907,348	52.0%	46.1%
Marketing	87,530	116,839	15.7%	17.3%	279,128	369,120	17.3%	18.8%
Admissions advisory	30,192	52,994	5.4%	7.9%	94,500	167,919	5.9%	8.5%
General and administrative	59,066	64,437	10.6%	9.5%	192,300	206,215	11.9%	10.5%
Depreciation and amortization	28,330	29,969	5.1%	4.4%	82,478	95,705	5.1%	4.9%
Provision for uncollectible accounts receivable	15,716	13,005	2.8%	1.9%	43,812	42,372	2.7%	2.2%
Restructuring and impairment charges	22,366	11,444	4.0%	1.7%	149,578	52,722	9.3%	2.7%
Merger, acquisition and other related costs (credit), net	8,317	(455)	1.5%	(0.1)%	25,188	4,506	1.6%	0.2%
Litigation charge	—	—	—%	—%	—	100	—%	—%
Total costs and expenses	526,003	583,074	94.3%	86.2%	1,703,437	1,846,007	105.8%	93.9%
Operating income (loss)	31,999	93,284	5.7%	13.8%	(94,066)	119,979	(5.8)%	6.1%
Interest income	1,041	762	0.2%	0.1%	2,883	2,091	0.2%	0.1%
Interest expense	(1,569)	(1,715)	(0.3)%	(0.3)%	(4,997)	(5,116)	(0.3)%	(0.3)%
Other loss, net	(273)	(2,038)	—%	(0.3)%	(2,229)	(4,480)	(0.2)%	(0.2)%
Income (loss) from continuing operations before income taxes	31,198	90,293	5.6%	13.3%	(98,409)	112,474	(6.1)%	5.7%
Provision for income taxes	(11,399)	(40,667)	(2.1)%	(6.0)%	(3,796)	(53,797)	(0.3)%	(2.7)%
Income (loss) from continuing operations	19,799	49,626	3.5%	7.3%	(102,205)	58,677	(6.4)%	3.0%
Loss from discontinued operations, net of tax	—	(2,186)	—%	(0.3)%	(3,259)	(14,906)	(0.2)%	(0.8)%
Net income (loss)	19,799	47,440	3.5%	7.0%	(105,464)	43,771	(6.6)%	2.2%
Net loss attributable to noncontrolling interests	945	624	0.2%	0.1%	5,047	4,468	0.4%	0.3%
Net income (loss) attributable to Apollo	$20,744	$48,064	3.7%	7.1%	$(100,417)	$48,239	(6.2)%	2.5%
Net Revenue
Our net revenue decreased $118.4 million and $356.6 million, or 17.5% and 18.1%, in the three and nine months ended May 31, 2016, respectively, compared to the prior year periods. The decreases were attributable to net revenue declines at University of Phoenix of 24.3% and 23.7% during the respective periods, principally due to lower enrollment. See discussion of the enrollment decline in Analysis of Operating Results by Reportable Segment - University of Phoenix below. This was partially offset by increases in Apollo Global net revenue.
Instructional and Student Advisory
Instructional and student advisory decreased $20.4 million and $70.9 million, or 6.9% and 7.8%, in the three and nine months ended May 31, 2016, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 560 and 590 basis points, respectively. The decreases in expense were primarily due to lower costs that are more variable in nature such as faculty and curriculum associated with University of Phoenix’s enrollment decline, and lower costs including rent and compensation attributable to our restructuring activities. This was partially offset by costs attributable to our acquisitions, including Career Partner acquired during the second quarter of fiscal year 2016.
Marketing
Marketing decreased $29.3 million and $90.0 million, or 25.1% and 24.4%, in the three and nine months ended May 31, 2016, respectively, compared to the prior year periods. This represented decreases as a percentage of net revenue of 160 and 150 basis points, respectively. The decreases in expense and declines as a percentage of net revenue were principally attributable to lower advertising and related costs associated with University of Phoenix eliminating the use of third-party operated websites for marketing purposes in November 2015, which is discussed further in the Overview of this MD&A. The decrease was also

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 45

attributable to lower headcount as a result of our restructuring activities.
Admissions Advisory
Admissions advisory decreased $22.8 million and $73.4 million, or 43.0% and 43.7%, in the three and nine months ended May 31, 2016, respectively, compared to the prior year periods. This represented decreases as a percentage of net revenue of 250 and 260 basis points, respectively. The decreases in expense and declines as a percentage of net revenue were principally attributable to lower University of Phoenix headcount as a result of our restructuring activities.
General and Administrative
General and administrative decreased $5.4 million and $13.9 million, or 8.3% and 6.7%, in the three and nine months ended May 31, 2016, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 110 and 140 basis points, respectively. The decreases in expense were primarily due to lower costs attributable to our restructuring activities. This was partially offset by an increase in expenses in connection with legal and regulatory matters, and costs attributable to our acquisitions, including Career Partner.
Depreciation and Amortization
Depreciation and amortization decreased $1.6 million and $13.2 million, or 5.5% and 13.8%, in the three and nine months ended May 31, 2016, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 70 and 20 basis points, respectively. The decreases in expense were principally attributable to lower depreciation expense resulting from a decline in depreciable assets due in part to our restructuring activities.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable increased $2.7 million and $1.4 million, or 20.8% and 3.4%, in the three and nine months ended May 31, 2016, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 90 and 50 basis points, respectively. The increases in expense reflect our current estimate of receivables that will become uncollectible based on most recent trends.
Restructuring and Impairment Charges
Restructuring and impairment charges include the following for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2016	2015	2016	2015
Restructuring charges	$22,366	$11,444	$73,673	$46,772
Goodwill impairments(1)	—	—	73,393	—
Property and equipment impairments	—	—	2,512	5,950
Restructuring and impairment charges	$22,366	$11,444	$149,578	$52,722
(1) Refer to Note 7, Goodwill and Intangibles, in Item 1, Financial Statements, for a discussion of goodwill impairment charges recorded during fiscal year 2016.
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
The following summarizes the restructuring charges in our segment reporting format for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2016	2015	2016	2015
University of Phoenix	$15,787	$6,043	$46,380	$28,292
Apollo Global	1,183	41	1,902	142
Other	5,396	5,360	25,391	18,338
Restructuring charges	$22,366	$11,444	$73,673	$46,772

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 46

Activities Initiated in Prior Years
Our restructuring activities initiated prior to fiscal year 2016 principally included closing approximately 150 University of Phoenix ground locations, rationalizing our leased administrative office facilities, and workforce reductions. During the nine months ended May 31, 2016, we incurred $44.0 million of expense for these prior year activities. The majority of the expense represents initial charges for the estimated fair value of future contractual operating lease obligations which are recorded when we cease using the respective facility, and an increase in our estimated future cash payments associated with exiting additional space at other locations included in the rationalization plan. We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates which have ranged between 3%-7% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.
As of May 31, 2016, we had approximately $51 million of remaining lease obligations associated with the locations that we expect to close as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We will incur lease obligation charges for these locations when we cease using the respective facilities. We will also continue to incur interest accretion, and may record additional adjustments in future periods for the estimated obligations associated with facilities we have already exited.
Activities Initiated in Fiscal Year 2016
During the nine months ended May 31, 2016, we incurred $29.7 million of expense for new restructuring activities initiated during fiscal year 2016. Substantially all of the expense represents severance and other employee separation costs associated with the elimination of approximately 1,400 positions. The expense associated with these activities for the nine months ended May 31, 2016 is reflected in our segment reporting as follows: $16.0 million in University of Phoenix, $1.7 million in Apollo Global and $12.0 million in Other.
Refer to Note 2, Restructuring and Impairment Charges, in Item 1, Financial Statements, which is incorporated herein by reference, for further information on our restructuring activities.
Merger, Acquisition and Other Related Costs (Credit), Net
We recorded $8.3 million and $25.2 million of expense during the three and nine months ended May 31, 2016, respectively, which principally represents professional fees associated with our pending merger discussed further in the Overview of this MD&A. We also incurred transaction costs associated with our acquisition of Career Partner completed in December 2015.
We recorded $4.5 million of net expense during the nine months ended May 31, 2015, which includes transaction costs to complete the FAEL acquisition, costs related to other potential acquisitions that were not completed and changes in the fair value of contingent consideration associated with our acquisitions.
Provision for Income Taxes
Our effective income tax rate for continuing operations was 36.5% and 45.0% for the three months ended May 31, 2016 and 2015, respectively. Our lower pre-tax income in the third quarter of fiscal year 2016 causes items included in our tax provision to have a more significant impact on our effective income tax rate. The decrease in our effective income tax rate compared to the prior year period was primarily due to changes in the relative composition of our pre-tax income from domestic and foreign operations.
We generated a pre-tax loss for the nine months ended May 31, 2016, and our corresponding effective income tax rate for continuing operations was significantly impacted by the $71.8 million University of Phoenix goodwill impairment charge. This impairment charge was not deductible for tax purposes.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax represents Carnegie Learning, Inc., and includes a $13.0 million intangible asset impairment charge recorded during the second quarter of fiscal year 2015. Refer to Note 3, Discontinued Operations, in Item 1, Financial Statements.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 47

Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the respective periods:

	Three Months Ended May 31,				Nine Months Ended May 31,
($ in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net revenue:
University of Phoenix	$424,479	$560,692	$(136,213)	(24.3)%	$1,252,052	$1,641,314	$(389,262)	(23.7)%
Apollo Global	125,007	109,622	15,385	14.0%	334,135	305,862	28,273	9.2%
Other	8,516	6,044	2,472	40.9%	23,184	18,810	4,374	23.3%
Net revenue	$558,002	$676,358	$(118,356)	(17.5)%	$1,609,371	$1,965,986	$(356,615)	(18.1)%
Operating income (loss):
University of Phoenix	$59,681	$103,395	$(43,714)	(42.3)%	$33,099	$216,776	$(183,677)	(84.7)%
Apollo Global	(459)	5,465	(5,924)	(108.4)%	(29,677)	(26,918)	(2,759)	(10.2)%
Other	(27,223)	(15,576)	(11,647)	(74.8)%	(97,488)	(69,879)	(27,609)	(39.5)%
Operating income (loss)	$31,999	$93,284	$(61,285)	(65.7)%	$(94,066)	$119,979	$(214,045)	*
* Not meaningful
University of Phoenix
University of Phoenix’s net revenue decreased $136.2 million and $389.3 million, or 24.3% and 23.7%, during the three and nine months ended May 31, 2016 compared to the prior year periods. The decreases were principally attributable to lower Average Degreed Enrollment as discussed below. The University’s revenue also decreased due to its transition to a reduced number of student cohort start dates, which resulted in students taking fewer courses during fiscal year 2016 as the new start dates were phased in, and the University’s increased use of discounts, grants and scholarships. Discounts, grants and scholarships increased 20 and 140 basis points as a percentage of the University’s gross revenue in the three and nine months ended May 31, 2016, respectively, compared to the prior year periods.
The University’s future net revenue will be impacted by pricing changes, changes in enrollment and student mix within programs, and discounts, grants and scholarships.
The following details University of Phoenix student enrollment for the respective periods:

	Three Months Ended May 31,				Nine Months Ended May 31,
(Rounded to the nearest hundred)	2016	2015	% Change		2016	2015	% Change
Degreed Enrollment(1), (2)	155,600	206,900	(24.8)%	Average Degreed Enrollment(2), (4)	171,400	220,400	(22.2)%
New Degreed Enrollment(3)	17,900	29,400	(39.1)%	Aggregate New Degreed Enrollment	59,600	97,300	(38.7)%
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
(2) As described in Footnote 1, Degreed Enrollment includes students who attended a credit bearing course during the quarter and had not graduated as of the end of the quarter. The proportion of students included in Degreed Enrollment who have completed their academic work but not yet formally graduated (“academically complete students”) increased during the third quarter of fiscal year 2016 compared to the prior year period due to changes in the manner in which graduation applications are processed. We estimate that the number of academically complete students reflected in this increase is approximately 2,000 - 3,000.
(3) Represents new students and students who have been out of attendance for more than 12 months who enroll in a degree program and start a credit bearing course in the quarter; students who have previously graduated from a degree program and start a new degree program in the quarter; and students who commence participation in certain certificate programs of at least 18 credits with some course applicability into a related degree program.
(4) Represents the average of quarterly Degreed Enrollment from the beginning to the end of the respective periods.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 48

University of Phoenix Average Degreed Enrollment decreased 22.2% in the nine months ended May 31, 2016 compared to the prior year period primarily due to the continued decline in New Degreed Enrollment. We believe the following factors, some of which are discussed in more detail in the Overview of this MD&A, contributed to the decrease:

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

University of Phoenix had operating income of $59.7 million and $33.1 million during the three and nine months ended May 31, 2016, respectively, which were impacted by restructuring and impairment charges of $15.8 million and $118.2 million for the respective periods. The University had operating income of $103.4 million and $216.8 million during the three and nine months ended May 31, 2015, respectively, which were impacted by restructuring and impairment charges of $6.0 million and $34.2 million for the respective periods. The University’s operating results declined compared to the prior year periods due to lower net revenue, which was partially offset by lower costs attributable to our restructuring activities, lower advertising expense, and decreases in costs that are more variable in nature.
Apollo Global
Apollo Global’s net revenue increased $15.4 million and $28.3 million during the three and nine months ended May 31, 2016 compared to the prior year periods. The increases were due to revenue from the Career Partner acquisition and higher enrollment at international institutions, which was partially offset by the impact of foreign exchange rates (approximately $9 million and $32 million for the respective periods).
Apollo Global had an operating loss of $0.5 million in the third quarter of fiscal year 2016 compared to $5.5 million of operating income in the prior year period. Apollo Global had operating losses of $29.7 million and $26.9 million during the nine months ended May 31, 2016 and 2015, respectively. Apollo Global’s operating results include the following during the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2016	2015	2016	2015
Depreciation and amortization	$10,266	$9,528	$28,467	$29,677
Merger, acquisition and other related costs (credit), net	601	(1,040)	3,843	1,658
Restructuring and impairment charges	1,183	41	1,902	142
Other
Other net revenue increased $2.5 million and $4.4 million during the three and nine months ended May 31, 2016, respectively, compared to the prior year periods. The increases were primarily due to revenue from The Iron Yard, which we acquired during the fourth quarter of fiscal year 2015.
Other operating losses increased $11.6 million and $27.6 million during the three and nine months ended May 31, 2016, respectively, compared to the prior year periods. The increases were principally attributable to costs associated with our pending merger and restructuring charges.
Liquidity, Capital Resources, and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months, provided that our U.S. Department of Education financial responsibility composite scores calculated as of August 31, 2016 do not fall below 1.5. Our ability to deploy currently available liquidity is constrained by our need to maintain composite scores of at least 1.5 and, if the scores fall below 1.5, to finance the operation of our business, and the fact that our existing $625 million Revolving Credit Facility described below expires in April 2017. If our fiscal year 2016 composite scores fall below 1.5, we would be in default under our Revolving Credit Facility, and we would be subject to heightened cash monitoring by the Department of Education and other requirements, including possibly the requirement to submit to the Department a letter of credit in an amount equal to at least ten percent, and at the Department’s discretion up to 50%, of the Title IV funds we received during our most recently completed fiscal year, as conditions to our continued participation in Title IV student financial aid programs. In addition, under new regulations that took effect on July 1, 2016, institutions placed on heightened cash monitoring must pay Title IV credit balances to students and parents before requesting Title IV funds from the Department and may not hold Title IV credit

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 49

balances on behalf of students or parents, which would require a significant change in the manner in which we process disbursements of Title IV funds. The collective impact of the consequences of a fiscal year 2016 composite score of less than 1.5 could significantly increase the amount of working capital necessary to operate our business at a time when our Revolving Credit Facility is no longer available, and, as a result, could render our business unsustainable without a significant infusion of equity or other funding. Under current market conditions, there is no assurance that other funding sources would be available in sufficient amounts on terms acceptable to us or at all, and any available equity funding would necessarily involve substantial dilution to our current shareholders. See further discussion of the composite score requirements in the Overview of this MD&A and Part II, Item 1A, Risk Factors, A failure to demonstrate “financial responsibility” or “administrative capability” may result in the loss of eligibility to participate in Title IV programs and limit our access to liquidity, which would materially and adversely affect our business.
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

				% of Total Assets at
($ in thousands)	May 31, 2016	August 31, 2015	% Change	May 31, 2016	August 31, 2015
Cash and cash equivalents	$361,526	$503,705	(28.2)%	17.8%	22.9%
Restricted cash and cash equivalents	185,320	198,369	(6.6)%	9.1%	9.0%
Current marketable securities	242,301	194,676	24.5%	11.9%	8.8%
Noncurrent marketable securities	39,323	95,815	(59.0)%	1.9%	4.4%
Total	$828,470	$992,565	(16.5)%	40.7%	45.1%
Cash and cash equivalents (excluding restricted cash) decreased $142.2 million primarily due to $101.2 million paid to acquire Career Partner, and $51.4 million for capital expenditures. This was partially offset by $9.6 million of cash provided by operations.
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of May 31, 2016, the unremitted earnings from these operations were not significant.
As of May 31, 2016, our cash and restricted cash equivalents included $111.2 million of money market funds that we measure at fair value. We determine fair value of these funds using a market approach with Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets. Our remaining cash and cash equivalents approximate fair value because of the short-term nature of the financial instruments.
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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 50

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
We had no outstanding borrowings under the Revolving Credit Facility as of May 31, 2016 and August 31, 2015, but we had approximately $39 million and $41 million of outstanding letters of credit as of the respective periods. We also borrowed $50 million under the Revolving Credit Facility during the second quarter of fiscal year 2016, but subsequently repaid the amount later in the same quarter.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from Prime + 25 to 85 basis points.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at May 31, 2016 and August 31, 2015.
Other debt principally includes debt at subsidiaries of Apollo Global and other obligations. The weighted average interest rate on our outstanding other debt at May 31, 2016 and August 31, 2015 was 6.1% and 5.6%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.
Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2016	2015
Net (loss) income	$(105,464)	$43,771
Non-cash items	236,657	192,369
Changes in assets and liabilities, excluding the impact of acquisitions	(121,560)	(112,437)
Net cash provided by operating activities	$9,633	$123,703
Nine Months Ended May 31, 2016 - Our non-cash items primarily consisted of $82.5 million of depreciation and amortization, $76.5 million of impairment charges and losses on asset dispositions, a $43.8 million provision for uncollectible accounts receivable, and $27.3 million of share-based compensation. The changes in assets and liabilities, excluding the impact of acquisitions, primarily consisted of the following:

•	A $37.3 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•	A $35.8 million decrease in accrued and other liabilities principally attributable to the timing of our payroll cycle;

•	A $32.0 million decrease in student deposits principally attributable to the enrollment decline at University of Phoenix and the timing of course starts at BPP; and

•	A $28.6 million decrease in deferred revenue principally attributable to the enrollment decline at University of Phoenix.
We monitor University of Phoenix accounts receivable through a variety of metrics, including days sales outstanding. We calculate the University’s days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into its gross student accounts receivable balance as of the end of the period. As of May 31, 2016, University of Phoenix’s days sales outstanding was 22 days compared to 20 days as of May 31, 2015.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 51

Nine Months Ended May 31, 2015 - Our non-cash items primarily consisted of $101.8 million of depreciation and amortization, a $42.4 million provision for uncollectible accounts receivable, $29.8 million of share-based compensation, and $22.2 million for impairment charges and losses on asset dispositions. The changes in assets and liabilities, excluding the impact of acquisitions, primarily consisted of the following:

•
A $90.0 million decrease in accrued and other liabilities principally attributable to the payment of accrued bonuses and payments for our restructuring obligations, the timing of our payroll cycle, and the payment of the Open Colleges contingent consideration;

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
Investing Activities
The following provides a summary of our investing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2016	2015
Acquisitions, net of cash acquired	$(101,196)	$(21,166)
Capital expenditures	(51,414)	(74,254)
Maturities (purchases) of marketable securities, net	4,856	(128)
Other	(727)	(14,216)
Net cash used in investing activities	$(148,481)	$(109,764)
Cash paid for acquisitions in fiscal year 2016 represents Apollo Global’s acquisition of Career Partner, and the prior year represents Apollo Global’s acquisition of FAEL.
Financing Activities
The following provides a summary of our financing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2016	2015
Payments on borrowings, net	$(6,824)	$(600,699)
Share repurchases	(732)	(40,700)
Payment for contingent consideration	—	(21,371)
Other	638	1,231
Net cash used in financing activities	$(6,918)	$(661,539)
Nine Months Ended May 31, 2016 - The share repurchases during fiscal year 2016 related to tax withholding requirements on share-based awards. We did not repurchase shares under our share repurchase program during the nine months ended May 31, 2016.
As of May 31, 2016, we had $52.2 million available under our share repurchase authorization. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. We are prohibited from repurchasing shares under the agreements associated with our pending merger, as described in the Overview of this MD&A.
Nine Months Ended May 31, 2015 - Cash used in financing activities primarily consisted of $600.7 million used for payments on borrowings (net of proceeds from borrowings), $40.7 million used for share repurchases, and $21.4 million representing the financing portion of our Open Colleges contingent consideration payment. Share repurchases consisted of $38.1 million used to repurchase 1.4 million shares at a weighted average purchase price of $26.45 per share, and additional repurchases related to tax withholding requirements on share-based awards.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 52

Contractual Obligations and Other Commercial Commitments
On February 7, 2016, we entered into a merger agreement which is expected to be completed by the end of calendar year 2016. Refer to the Overview of this MD&A for additional information.
There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2015 through May 31, 2016.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended May 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 53

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
As described above in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pending Merger, on February 7, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with AP VIII Queso Holdings, L.P. (“Parent”), an affiliate of Apollo Management VIII, L.P., which is a fund managed by an affiliate of Apollo Global Management, LLC, none of which is, or has ever been, affiliated with us. At the effective time of the merger, which is expected to be completed by the end of calendar year 2016, each share of our issued and outstanding Class A and Class B common stock will be converted pursuant to the terms of the Merger Agreement into the right to receive $10.00 per share in cash. On May 6, 2016, the Merger Agreement was approved by the holders of our outstanding Class A and Class B common stock, each voting separately as a class.
Consummation of the merger is subject to customary and other conditions, including:

(i)	the receipt of consents or approvals from certain federal, state and foreign educational governing bodies, including the Higher Learning Commission; and

(ii)	the absence of certain conditions or restrictions in the response of the U.S. Department of Education to the pre-acquisition review application filed by University of Phoenix.
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

(iii)
University of Phoenix trailing twelve month net revenue as of the applicable month end shall not have declined by more than 10% from forecasted levels (which are derived from the December forecast); and

(iv)
Our consolidated trailing twelve months adjusted earnings before interest, taxes, depreciation and amortization as of the applicable month end shall not have declined by more than $75 million from forecasted levels (which are derived from the December forecast).

We currently expect to satisfy these minimum operating metrics if the closing occurs on or prior to October 9, 2016, which is the latest closing date for which the relevant operating metrics are derived from our fiscal year 2016 financial and operating results. However, our expected fiscal year 2016 enrollment and operating results have declined since our December forecast. If our enrollment or operating results continue to decline, we may not be able to satisfy one or more of these closing conditions, either before or after October 9, 2016. If we fail to satisfy one or more of these closing conditions, Parent would be entitled to terminate the Merger Agreement and elect not to consummate the merger.
There is no assurance that the conditions to the consummation of the merger will be satisfied in a timely manner or at all.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 54

If the merger is not consummated, our stock price could fall to the extent that the current price reflects an assumption that the merger will be consummated. Furthermore, if the merger is not consummated, we may suffer other consequences that could adversely affect our business and financial condition, including the following:

•
we could be required to pay a termination fee of 2.75% of the aggregate per share merger consideration that would have been payable to the Company’s shareholders upon closing of the merger (approximately $27.5 million) under certain specified circumstances, but not including a termination solely due to our failure to satisfy the minimum operating metrics described above, as provided in the Merger Agreement;

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
For additional information related to the merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016, our definitive proxy statement filed with the Commission on March 23, 2016, the supplement to the definitive proxy statement filed with the Commission on May 2, 2016, and the amendments to the Merger Agreement attached to our Current Report on Form 8-K filed with the Commission on May 2, 2016 and this Quarterly Report on Form 10-Q. The foregoing description of the Merger Agreement and the merger does not purport to be complete and is subject to, and qualified in its entirety by the full text of the Merger Agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 8, 2016, Amendment No. 1 to the Merger Agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on May 2, 2016, and Amendment No. 2 to the Merger Agreement attached as Exhibit 2.2 to this Quarterly Report on Form 10-Q.
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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 55

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
In addition, under new regulations that took effect on July 1, 2016, institutions placed on either the heightened cash monitoring payment method or the reimbursement payment method must pay Title IV credit balances to students and parents before requesting Title IV funds from the Department and may not hold Title IV credit balances on behalf of students or parents, even if such balances are expected to be applied to future tuition payments.
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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 56

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

•
If the Department places University of Phoenix on the heightened cash monitoring payment method, we would need to deploy additional working capital to conduct our business due to the delay in receipt of Title IV funding. If University of Phoenix is placed on the reimbursement payment method, our working capital needs would increase significantly, the precise amount of which increase cannot be predicted because it would depend on the average length of time required by the Department to evaluate and approve our requests for reimbursement and the amount of any required letter of credit. In addition, under the new regulations that became effective July 1, 2016 regarding students’ Title IV fund credit balances, we would be required to significantly alter the manner in which we process and disburse Title IV funds, which would increase our operating costs and could have unexpected and material negative impacts on our operations.

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

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of May 31, 2016. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. We are prohibited from repurchasing shares under the agreements associated with our pending merger, as described further in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pending Merger.
We did not repurchase shares of our Class A common stock during the three months ended May 31, 2016, and the following details changes in our treasury stock during the three months ended May 31, 2016:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase Under the Plans or Programs
Treasury stock as of February 29, 2016	79,839	$49.06	79,839	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	—	—	—	—
Treasury stock as of March 31, 2016	79,839	$49.06	79,839	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(25)	49.06	(25)	—
Treasury stock as of April 30, 2016	79,814	$49.06	79,814	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	—	—	—	—
Treasury stock as of May 31, 2016	79,814	$49.06	79,814	$52,224
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
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended May 31, 2016.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 58

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 1, 2016(1)
2.2	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 17, 2016
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016.

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 59

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO EDUCATION GROUP, INC. An Arizona Corporation
Date: July 7, 2016

By:	/s/ Gregory J. Iverson
Gregory J. Iverson Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

Apollo Education Group, Inc. | Third Quarter 2016 Form 10-Q | 60