Form 10-K
period 2016-08-31
APOLLO EDUCATION GROUP INC
filed 2016-10-20
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
No shares of Apollo Education Group, Inc. Class B common stock, its voting stock, are held by non-affiliates. The holders of Apollo Education Group, Inc. Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Education Group Class A common stock held by non-affiliates as of February 29, 2016 (last business day of the registrant’s most recently completed second fiscal quarter), was approximately $816 million.
As of October 13, 2016, there were 109,149,552 shares of Apollo’s Class A common stock outstanding and 475,149 shares of Apollo’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Information Statement for the 2016 Annual Meeting of Class B Shareholders (Part III)

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2016

Apollo Education Group, Inc. | 2016 Form 10-K | 2

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

Apollo Education Group, Inc. | 2016 Form 10-K | 3

Introductory Note Regarding Pending Merger
On February 7, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with AP VIII Queso Holdings, L.P. (“Queso”), an affiliate of Apollo Management VIII, L.P., which is a fund managed by an affiliate of Apollo Global Management, LLC, none of which is, or has ever been, affiliated with us. At the effective time of the merger, which, subject to the satisfaction of the closing conditions, is anticipated to be on or before February 1, 2017, the date on which the contract becomes terminable by either party, each share of our issued and outstanding Class A and Class B common stock will be converted pursuant to the terms of the Merger Agreement into the right to receive $10.00 per share in cash. On May 6, 2016, the Merger Agreement was approved by the holders of our outstanding Class A and Class B common stock, each voting separately as a class. Consummation of the merger is subject to various regulatory and customary approvals, and operating and other conditions. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pending Merger, for additional information on the Merger Agreement and the pending merger.

Apollo Education Group, Inc. | 2016 Form 10-K | 4

PART I
Item 1. Business
Overview
Apollo Education Group, Inc. is a private education provider serving students since 1973. We seek to improve the lives of working adults across the globe by making unemployed learners job-ready and employed learners more productive in their careers and communities. We offer undergraduate, graduate, certificate and nondegree educational programs and services, online and on-campus, principally to working adults in the U.S. and abroad through the following:
University of Phoenix
Founded in 1976, The University of Phoenix, Inc. is a private university in the U.S. that has graduated more than 950,000 students. The University offers undergraduate and graduate degrees through its colleges and schools in a wide range of program areas, including business, education and nursing. A significant majority of the University’s approximately 140,000 students attend classes exclusively online, and the University also offers many of its educational programs and services at ground locations in selected major metropolitan areas throughout the U.S. In addition, the University offers a range of nondegree education programs for lifelong learners and students interested in developing skills and knowledge to improve their prospects of employment in their field of choice or advancement within their existing careers. In fiscal year 2016, University of Phoenix generated 78% of our consolidated net revenue.
Apollo Global
Our educational programs based outside the U.S. are primarily offered through our wholly-owned subsidiary, Apollo Global, Inc. We are increasing the extent of our international operations and we believe that our experience pioneering and delivering effective, flexible education to working adults can be utilized to successfully offer education in underserved international markets. Apollo Global served over 175,000 learners worldwide during fiscal year 2016, a significant portion of which represents students in short-term, nondegree programs and students that purchased certain self-study and/or asynchronous programs. Global serves its learners through the following:

•
BPP Holdings Limited (“BPP”) - BPP, which generated approximately half of Apollo Global’s fiscal year 2016 net revenue, is headquartered in London, England and offers professional training and exam preparation programs in a variety of areas and qualification training, undergraduate and graduate degrees through BPP University, which principally includes BPP Law School and BPP Business School. The majority of BPP’s professional training and exam preparation revenue is generated from accounting and law program areas. The majority of BPP University’s revenue represents law qualifications and law degree programs. BPP delivers most of its programs through a mix of online and on-ground instruction with locations throughout the United Kingdom and certain European countries.

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

•
Career Partner GmbH (“Career Partner”) - Career Partner is headquartered in Munich, Germany and offers undergraduate and graduate degrees primarily in business, and nondegree programs. Career Partner delivers instruction at ground locations in Germany and online.

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

Apollo Education Group, Inc. | 2016 Form 10-K | 5

•
India Education Services Private Ltd (“India Education Services”) - India Education Services, a 50:50 joint venture with HT Media Limited, an Indian media company, operates the Bridge School of Management in India. The school offers nondegree management and business programs geared toward adult learners, delivered in a mix of online and on-ground teaching.

Other

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

•
Western International University, Inc. - Western International University offers undergraduate and graduate degrees in a variety of program areas, including business, information technology and behavioral science. Western International University’s programs are designed to provide students with a more self-managed, streamlined and affordable online higher education solution, as they work to achieve their educational goals and advance their careers. Western International University also provides relevant solutions for employers to help solve their human capital needs through degree and nondegree programs that can be tailored to meet the needs of the specific employer.

•
TIY Academy, LLC (“The Iron Yard”) - The Iron Yard provides various nondegree bootcamp programs that are typically 12 weeks or less in duration, and provide intensive, immersive skills training designed to provide direct pathways to associated careers in information technology.

•	Apollo Professional Development - Apollo Professional Development provides relevant programs for employers to better help them recruit, develop and retain a qualified workforce.
Net Revenue
The following presents net revenue for each of our reportable segments for the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
University of Phoenix	$1,631,412	$2,148,312	$2,632,949
Apollo Global	433,700	391,217	338,008
Other	36,738	26,748	25,908
Net revenue	$2,101,850	$2,566,277	$2,996,865
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

Apollo Education Group, Inc. | 2016 Form 10-K | 6

Strategy
The higher education industry is changing at an increasing pace due to a challenging political and regulatory environment, technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and value, inconsistent quality of secondary education in the U.S. and other factors that challenge many of the core principles underlying the industry.
During this period of transition within the organization and unprecedented industry challenges, we remain focused on our mission to improve the lives of our working adults through higher education. We are working to make unemployed learners job-ready and employed learners more productive in their careers and communities. Our strategy includes the following key themes:

•
Drive improvement in student progression and career outcomes - We believe that maximizing the value our students garner from their education is our top priority. We are focused on continuously improving our educational programs and services and providing the support needed to enable our students to successfully complete their programs and achieve their career goals.

•
Diversification and targeted growth - We intend to focus on diversification through growth at our international institutions and increasing our professional development and other nondegree programs, which includes business-to-business product and service offerings.

•
Operational excellence - We intend to continue our efforts to streamline operations, improve efficiency, ensure our cost structure is in line with our enrollment levels and deliver education more effectively and affordably in order to sustain long-term organizational strength and the ability to reinvest.

Industry
Domestic
The domestic postsecondary degree-granting education industry was estimated to be a more than $550 billion industry in 2013, according to a report published in 2016 by the U.S. Department of Education, with approximately 20 million students attending institutions that participate in U.S. federal financial aid programs. The Department projects that enrollment in postsecondary degree-granting institutions will grow 12% over the ten-year period ending in the fall of 2023 to approximately 23 million students. The degree-granting sector is highly fragmented with more than 4,700 domestic colleges and universities that participate in U.S. federal financial aid programs with no single institution having a significant market share.
Domestic higher education also includes a variety of nondegree programs including education certificate programs, continuing education, professional development, technology bootcamps and test preparation. We believe enrollment in nondegree programs is growing at a faster rate than enrollment in degree programs.
The majority of degree-seeking students today have one or more non-traditional characteristics (e.g., did not enroll immediately after high school graduation, attend part-time, work full-time, are financially independent for purposes of financial aid eligibility, have dependents other than a spouse, are single parents, or have no high school diploma). These non-traditional students (whom we generally refer to as working adults) typically are looking to improve their skills and enhance their earnings potential within the context of their careers or in pursuit of new careers. As the industry has shifted to more students with non-traditional characteristics, an increasing proportion of colleges and universities are addressing the needs of working adults. This includes colleges with well-established brand names that were historically focused on traditional students. See further discussion at Competition below.
The higher education industry is changing at an increasing pace as discussed in Strategy above. As a result, we see several forces impacting the higher education market in the near future:

•	Increased pressure for more affordable education programs from reputable brands and lower student loan debt;

•	Increased demand for certain education offerings, including nondegree programs, that lead to direct job pathways and require less time to complete;

•	Increased demand for effective remedial education and other services and programs for students who are underprepared for college;

•	Increased demand for proof of learning outcomes and education effectiveness; and

•
Continued contraction of the proprietary sector following the recent ceasing of operations and bankruptcy protection filing by two major proprietary education institutions, together serving over 110,000 students, due to delays in or denial by the Department of Education of Title IV funding for students, based in part on the existence of multiple investigations by various regulatory authorities. See further discussion at Regulatory Environment below.

Apollo Education Group, Inc. | 2016 Form 10-K | 7

International
There were approximately 175 million students enrolled in postsecondary education worldwide in 2012, excluding the U.S., according to a report published in 2016 by the U.S. Department of Education. The international higher education market and associated opportunities often vary significantly by country due to a variety of factors including, but not limited to, the political, cultural and regulatory environments, as well as the structure of pre- and postsecondary educational systems. Additionally, higher education is rapidly evolving and private education is playing an important role in advancing the development of education, specifically higher education and lifelong learning, in many countries around the world. Within the last several years, educational groups and other investors have been investing in education institutions and consolidating the market in several countries. However, we believe there are underserved international markets that provide growth opportunities for private education as a result of some or all of the following:

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
University of Phoenix
University of Phoenix was founded in 1976 to provide access to effective higher education for working adults who wanted to advance their knowledge and achieve their professional goals. The University has been an innovator in higher education and has graduated more than 950,000 students. The University offers undergraduate and graduate degrees through its colleges and schools in a wide range of program areas as well as various nondegree programs. A significant majority of the University’s students attend classes exclusively online and the proportion of the University’s online students has increased in recent years. Many of the University’s academic programs are also offered at ground locations in selected major metropolitan areas throughout the U.S.
The University’s vision is to be recognized as the most trusted provider of career-relevant higher education for working adults. In furtherance of this, the University offers career focused programs and an instructional model designed specifically to meet the educational needs of working adults, which is further discussed below.
Due in part to the rapidly changing higher education environment, particularly for proprietary institutions, and the competitive factors described in Competition below, the University’s enrollment has substantially declined since late 2010. The University is working to stabilize enrollment in the longer term by transforming itself into a more focused, higher retaining and less complex institution, including through:

•
Student outcomes initiatives designed to better prepare incoming students and to help existing students progress in their programs to completion. This includes tailoring initial course sequences to match the academic capabilities of students when they first enroll, continuing to assess our programs to retire or improve those which have lower retention rates or are less career relevant, adding more career-focused pathways that offer certificates and four-year bachelor’s degrees in key growth areas of the employment market, and piloting diagnostic tools for development of enhanced admissions guidelines and pathways expected to be implemented in fiscal year 2017.

•
Student experience initiatives such as concentrating on fewer ground locations in selected major metropolitan areas throughout the U.S. while maintaining a regional presence for both on-ground and online students, and continuing to improve the classroom experience by offering student cohort start dates approximately every five weeks for most programs to optimize class size and classroom dynamics.

•
Brand health and outreach initiatives designed to better manage the University’s marketing message, improve its ability to identify those students more likely to persist in its educational programs, and build on the University’s move away from third-party operated websites for marketing purposes.

•
Operational excellence initiatives designed to reduce costs, improve operations and facilitate future systems upgrades such as continuing the transition of technology systems from proprietary and legacy systems to commercial software and software as a service. This includes the University’s online classroom and developing increased student self-service capabilities in admissions, financial aid, academic planning and class scheduling.

We have experienced significant challenges in accurately predicting the effects on enrollment and retention of the various initiatives that we have developed and deployed in recent years. Accordingly, there is no assurance that our current transformation plan will stabilize enrollment, improve retention or achieve the other intended results, and the broad scope and number of simultaneous changes increases the risk of unexpected challenges and unintended consequences. Some of these initiatives have accelerated the enrollment decline at University of Phoenix in recent years, as discussed further in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Further, we expect that the University’s enrollment will continue declining as we implement the initiatives; however, we expect the rate of decline to moderate as compared to the rate we experienced during 2016 and that enrollment will not increase prior to fiscal year 2019.

Apollo Education Group, Inc. | 2016 Form 10-K | 8

Colleges & Schools and Programs
The University offers undergraduate and graduate degrees in a wide range of program areas through the following colleges and schools:

Colleges and Schools
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
Instructional Model
University of Phoenix’s instructional model is designed specifically to meet the educational needs of working adults who seek accessibility, application of theory and practice, and access to practitioner faculty learning that has immediate application to the workplace. The delivery model is structured to enable students who are employed full-time or have other commitments to earn their degrees and still meet their personal and professional responsibilities. The University’s focus on working, non-traditional, non-residential students minimizes the need for capital-intensive facilities and services like dormitories, student unions, food service, health care, sports and entertainment.
Many of the University’s academic programs are offered at ground locations in selected major metropolitan areas throughout the U.S., but a significant majority of the University’s students attend classes exclusively online. The University currently employs a proprietary online learning system used by both faculty and students; however, University of Phoenix entered into an agreement in June 2015 with a leading provider of learning management systems to implement a new learning management system, which the University began piloting with certain students in calendar year 2016. The University believes this arrangement will reduce cost and complexity, make it easier to incorporate improvements and, over time, improve learning outcomes and enhance the student experience.
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

•
Active Learning Environment and Class Schedule. University of Phoenix courses involve collaborative learning activities and class schedules often vary in length and structure depending on degree level and delivery mode. The University recently reduced the number of student cohort start dates from approximately every week to approximately every five weeks for most programs in order to reduce complexity and improve the classroom experience.

•
Student Learning Resources. The University offers students and faculty a variety of education services including learning resources for their information and research needs, tutoring, student workshops and PhoenixConnect, the University’s proprietary academic social media network.

Apollo Education Group, Inc. | 2016 Form 10-K | 9

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

•
Internet. Many prospective students identify their education opportunities online through search engines, information and social network sites, various education portals on the Internet and school-specific sites such as the University’s phoenix.edu. The University advertises on the Internet using search engine keywords, banners, and custom advertising placements on targeted sites, such as education portals, career sites, and industry-specific websites. The University eliminated the use of third-party operated websites for marketing purposes in November 2015 in order to better manage its marketing message, improve its ability to identify those students more likely to persist in its educational programs, and reduce cost.

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

•
Relationships with Employers and Community Colleges. We establish relationships with employers in part to provide the University with a source of potential working adults for particular programs. We also establish relationships with community colleges to connect their graduates with the University’s degree programs and other educational programs.

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
Admission to University of Phoenix undergraduate degree programs requires a high school diploma or equivalent, and proficiency in English. Admission to master and doctoral degree programs requires an undergraduate degree, and generally for doctoral programs, a master’s degree, from a regionally or nationally accredited college or university, a minimum grade point average and relevant work experience if applicable for the field of study. Additional admissions requirements may vary based on degree program. In addition, the University expects to implement enhanced admissions guidelines in fiscal year 2017.
Students
The following details University of Phoenix student enrollment for the respective periods:

	Fiscal Year 2014				Fiscal Year 2015				Fiscal Year 2016
(Rounded to the nearest hundred)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Degreed Enrollment(1), (2)	263,000	250,300	241,900	233,500	227,400	213,800	206,900	190,700	176,900	162,400	155,600	142,500
New Degreed Enrollment(3)	41,700	32,500	33,900	38,600	39,600	28,300	29,400	26,500	24,500	17,200	17,900	19,400
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
(2) As described in Footnote 1, Degreed Enrollment includes students who attended a credit bearing course during the quarter and had not graduated as of the end of the quarter. The proportion of students included in Degreed Enrollment who have completed their academic work but not yet formally graduated (“academically complete students”) increased during the third and fourth quarters of fiscal year 2016 compared to prior periods due to changes in the manner in which graduation applications are processed. We estimate that the number of academically complete students reflected in this increase is approximately 2,000 - 3,000 for both the third and fourth quarters of fiscal year 2016.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 10

Apollo Global
Our schools outside of the U.S. offer programs ranging from career oriented, nondegree certificate programs to accredited graduate degrees. BPP, as discussed further below, represents our largest international operation and generated approximately half of Apollo Global’s fiscal year 2016 net revenue. Our international institutions are spread throughout the world with locations in Europe, Australia, North America, South America, Africa and Asia. Apollo Global serves learners through the following:

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

Substantially all Open Colleges students reside in Australia and fund their education with personal funds.
Open Colleges’ programs are delivered in an online, asynchronous format that provides students with the flexibility to complete programs at their convenience.

Career Partner; Munich, Germany	Career Partner offers undergraduate and graduate degrees primarily in business, and nondegree programs.
Substantially all Career Partner students reside in Germany and fund their education with personal funds.
Depending on the program, students are offered flexible learning models through on-campus or online delivery methods.

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
Depending on the program, students are offered flexible learning models through distance education, on-campus, online or blended delivery methods.

Apollo Global Chile; Santiago, Chile	Apollo Global Chile includes UNIACC and IACC, which offer degree programs and nondegree programs in a variety of program areas primarily focused on arts and technology.	Substantially all UNIACC and IACC students reside in Chile and fund their education with personal funds. Students are offered flexible learning models through on-campus or online delivery methods.
Milpark Education; Cape Town, South Africa	Milpark Education offers postsecondary education including undergraduate and graduate degrees, and nondegree programs. The substantial majority of Milpark Education’s programs are in business.
Substantially all Milpark Education students reside in South Africa and fund their education with personal funds and, in some instances, tuition reimbursement or other forms of assistance from their employers.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 11

Competition
Domestic
The U.S. higher education industry is highly fragmented with no single private or public institution having a significant market share. We compete primarily with traditional public and private degree-granting regionally accredited colleges and universities, other proprietary degree-granting regionally accredited schools and alternatives to higher education. In addition, we face increasing competition from various emerging non-traditional, credit-bearing and noncredit-bearing education programs, offered by both proprietary and not-for-profit providers. Some of our competitors have greater financial and nonfinancial resources than we have and are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs are much lower at community colleges than at University of Phoenix. Furthermore, various members of Congress have advocated for free or debt free post-secondary education at public universities, and the affordability of such education has been the subject of intense focus among candidates during the campaign leading up to the November 2016 elections in the U.S.
The nondegree sector of higher education is also highly fragmented and has substantially lower barriers to entry compared to degree granting institutions.
The higher education industry is changing at an increasing pace due to a challenging political and regulatory environment, technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and value, inconsistent quality of secondary education in the U.S. and other factors that challenge many of the core principles underlying the industry. Related to this, education providers are testing and adapting new education and operating models focused on reducing costs, time to complete and operational complexity. These recent innovations include competency based and adaptive learning, intensive and immersive skill focused bootcamps and career pathways, tools and services. In addition, one of our primary competitive advantages in the U.S. has been materially diminished as a significant and increasing number of traditional four-year and community colleges, which are subject to fewer regulatory constraints, offer an increasing array of distance learning and other online education programs, including programs that are offered wholly online and geared towards the needs of working adults. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional four-year colleges and community colleges. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increased competition from these institutions, including those with highly regarded reputations, the degrees from which are perceived as more valuable in the workplace. Already, this type of competition is significant and has contributed to the substantial decline in University of Phoenix enrollment that began in late 2010.
Furthermore, as discussed above, University of Phoenix is piloting diagnostic tools for development of enhanced admissions guidelines expected to be implemented in fiscal year 2017. Many of the students who do not meet these enhanced admissions guidelines will not be eligible for admission to traditional four-year colleges and universities. Accordingly, these new admissions guidelines will increase the proportion of University of Phoenix’s potential students for which the University competes directly with the traditional educational institutions, further intensifying competition.
We believe that the primary factors on which we compete are the following:

•	Breadth of reliable and high-quality programs tied to careers;

•	Active and relevant curriculum development that considers the needs of employers;

•	The ability to provide flexible and/or convenient access to our programs and classes;

•	Career assessment and planning, and connecting career opportunities at leading companies to our students and alumni;

•	Cost and perceived value of our offerings;

•	Reputation of the institution and its programs;

•	Qualified and experienced faculty;

•	Differentiated student support services; and

•	Size of alumni network.

Apollo Education Group, Inc. | 2016 Form 10-K | 12

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
Employees
As of August 31, 2016, we had approximately 9,000 non-faculty employees, the substantial majority of whom were employed full-time. We also had approximately 19,000 faculty members as of August 31, 2016, of which approximately 16,000 are University of Phoenix faculty. The substantial majority of the University’s faculty are adjunct faculty who have taught in the last twelve months and are eligible to teach future courses. We believe that our employee relations are satisfactory.
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
In July 2013, the accreditation of University of Phoenix was reaffirmed by HLC, the University’s principal accreditor, through the 2022-2023 academic year. The University is subject to the Standard Pathway reaffirmation process, pursuant to which the University will host a comprehensive evaluation visit in 2017 and will undergo its next reaffirmation process in 2022-2023.

Apollo Education Group, Inc. | 2016 Form 10-K | 13

Accreditation information for University of Phoenix and applicable programs is described below:

Institution/Program	Accrediting Body (Year Accredited)(1)	Status(1)
University of Phoenix	• The Higher Learning Commission (1978, reaffirmed in 1982, 1987, 1992, 1997, 2002 and 2013)	• Comprehensive evaluation visit scheduled for 2017
• Business programs	• Accreditation Council for Business Schools and Programs	• Reaffirmation visit expected in 2017
• Bachelor of Science in Nursing	• Commission on Collegiate Nursing Education (2005) • Previously accredited by National League for Nursing Accrediting Commission from 1989 to 2005	• Reaffirmation visit expected in 2020
• Master of Science in Nursing	• Commission on Collegiate Nursing Education (2005) • Previously accredited by National League for Nursing Accrediting Commission from 1996 to 2005	• Reaffirmation visit expected in 2020
• Master of Counseling in Clinical Mental Health (Arizona campuses)	• Council for Accreditation of Counseling and Related Educational Programs (2012)	• Reaffirmation visit expected in 2017 or 2018
• Master of Counseling in Mental Health Counseling (Utah campus)	• Council for Accreditation of Counseling and Related Educational Programs (2001, reaffirmed in 2010, and in 2012)	• Reaffirmation visit expected in 2017
• Master of Arts in Education with options in Elementary Teacher Education and Secondary Teacher Education	• National Council for Accreditation of Teacher Education (“NCATE”)	• The University has, or is pursuing, NCATE programmatic accreditation in those states where it is mandatory for operation
(1) The referenced years are on a calendar basis.
In addition to accreditation by independent accrediting bodies, our schools must be authorized to operate by the appropriate regulatory authorities in many of the jurisdictions in which they operate. Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. University of Phoenix is specifically authorized to operate in all of the domestic jurisdictions in which it operates. Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. University of Phoenix has obtained licensure in states which require such licensure and where students are enrolled. Refer to Regulatory Environment - U.S. Department of Education Rulemaking Initiatives for additional information regarding current state authorization rulemaking initiatives and Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.
Our other domestic institutions maintain accreditations and/or the requisite authorizations in the jurisdictions in which they operate, as applicable. This includes Western International University, which has been accredited by HLC since 1984, and College for Financial Planning, which has been accredited by HLC since 1994.

Apollo Education Group, Inc. | 2016 Form 10-K | 14

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

•
Open Colleges - Open Colleges operates four registered training organizations as approved by the Australian Skills Quality Authority (“ASQA”), the national regulator of vocational education programs. All four registrations were most recently renewed for the maximum allowable period with the first expiring and requiring renewal in our fiscal year 2018.

In mid-October 2016, Apollo Global’s two primary registered training organizations in Australia, Open Colleges Pty Ltd., and Integrated Care & Management Training, Pty Ltd., each received a notice of noncompliance and intention to make a decision to impose sanctions from ASQA. The notice, which followed a recent compliance audit, identified several alleged compliance deficiencies and stated that ASQA intended to make a decision on whether to impose sanctions on the institutions which could include cancellation of registration or imposition of lesser sanctions. One of the findings involves a change in the interpretation of applicable course requirements and will require changes in our procedures for student workplace skills assessments used in connection with courses that represent a substantial portion of the Open Colleges institutions’ enrollment.
Implementing an updated workplace skills assessment model in order to address ASQA’s concerns will require operational changes for these institutions and increase operating costs, perhaps substantially, and could have competitive implications.
We have until November 7, 2016 to respond to this notice of noncompliance. We cannot currently predict the timing or ultimate outcome of this matter. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Changes by a regulator in the interpretation of applicable course requirements could materially impact our Open Colleges business in Australia.

•
Career Partner - Career Partner operates under its registration with the German Council of Science and Humanities. This registration was renewed for a period of ten years and is expected to require renewal in 2019. Career Partner also operates under additional programmatic accreditations, as applicable.

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

•
Apollo Global Chile - UNIACC and IACC are regulated by the Chilean Ministry of Education (Ministerio de Educación de Chile) and have programmatic accreditations, as applicable. UNIACC and IACC are pursuing or expect to pursue institutional accreditation with the relevant accrediting body, but we cannot predict whether, or when, such accreditation may be granted.

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

Apollo Education Group, Inc. | 2016 Form 10-K | 15

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
During fiscal year 2016, 79% of University of Phoenix’s cash basis revenue for eligible tuition and fees was derived from the receipt of Title IV program funds, as calculated under the 90/10 Rule described in Regulatory Environment below. These Title IV program funds are principally comprised of federal student loans and Pell Grants:

•
Student loans currently are the most significant component of Title IV program funds and are administered through the Federal Direct Loan Program. Annual and aggregate loan limits apply based on the student’s grade level and other factors. Currently, the maximum annual loan amounts range from $3,500 to $12,500 for undergraduate students and $20,500 for graduate students. There are two types of federal student loans: subsidized loans, which are based on the statutory calculation of student need, and unsubsidized loans, which are not based on student need. Neither type of student loan is based on creditworthiness. Students are not responsible for interest on subsidized loans while enrolled in school. Graduate and professional students are not eligible for subsidized loans. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. During fiscal year 2016, student loans (both subsidized and unsubsidized) represented approximately 76% of the gross Title IV program funds received by University of Phoenix.

•
Federal Pell Grants are awarded based on financial need and only to eligible undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants do not have to be repaid. The maximum annual Pell Grant award is $5,815 for the 2016-2017 award year. During fiscal year 2016, Pell Grants represented approximately 24% of the gross Title IV program funds received by University of Phoenix. Because the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the competing demands for funding and the chronic and significant U.S. budget deficit. Furthermore, a recent study by the U.S. Federal Reserve System demonstrated a direct relationship between student financial aid increases, including Pell Grant increases, and tuition increases, which could impact future Pell Grant amounts. A reduction in the maximum annual Pell Grant amount or changes in eligibility could negatively impact enrollment and could result in increased student borrowing, which would make it more difficult for us to comply with other important regulatory requirements such as maintaining student loan cohort default rates below specified levels.

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
The University will be subject to a heightened compliance review for a period of one-year following the removal of probationary status. During this period, the University will continue to engage with the DoD and complete the production of information and documents previously requested by the DoD. In addition, the University will be subject to an enhanced compliance review in fiscal year 2017.
In fiscal year 2016, funding under the DoD Tuition Assistance Program represented less than 1% of the University’s net revenue.
Refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate.

Apollo Education Group, Inc. | 2016 Form 10-K | 16

International
Although students enrolled at certain of our international institutions receive government financial aid funding, such funding is not a material component of our net revenue from international institutions.
Regulatory Environment
Domestic
Our domestic postsecondary institutions are subject to extensive U.S. federal and state regulations. The Higher Education Act, as reauthorized, and the related U.S. Department of Education regulations govern all higher education institutions participating in Title IV programs, and provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following:

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
The 2016 Democratic Party Platform for the November 2016 elections includes a plan highly critical of the proprietary education industry and vows to intensify the current focus on for-profit schools and to strengthen the gainful employment rules applicable to for-profit schools. The outcome of the November 2016 elections in the U.S. could increase the risk that the eligibility of proprietary schools to participate in Title IV student financial aid programs will be limited, perhaps materially.
In late 2014, the Department of Education formed an inter-agency task force focused on the proprietary sector involving multiple federal agencies and departments including the Federal Trade Commission, the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the Securities and Exchange Commission, and numerous state Attorneys General, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices by proprietary higher education institutions. We expect that this challenging political and regulatory environment will continue for proprietary educational institutions, including University of Phoenix, for the foreseeable future, and may intensify.
In recent years, two major proprietary education institutions, together serving over 110,000 students, have ceased operations and filed for bankruptcy protection due to delays in or denial by the Department of Education of Title IV funding for students and requirements to post letters of credit, based in part on the existence of multiple investigations by various regulatory authorities. In neither case were the principal investigations completed nor were substantial enforcement actions commenced and prosecuted to conclusion. Accordingly, proprietary institutions are at risk of harmful delays or denial of Title IV funding for students due to investigations and other preliminary allegations, even if such investigations or allegations may ultimately be found to lack merit.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 17

Financial Aid Funding
The most recent reauthorization of the Higher Education Act expired September 30, 2013, but Title IV student financial aid programs remain authorized and functioning. Congress continues to engage in discussion and activity regarding Higher Education Act reauthorization, but the timing and terms of any eventual reauthorization cannot be predicted.
Title IV program funding is a potential target for reduction by Congress. Because the majority of our revenue is derived from Title IV programs, any action by Congress that reduces Title IV program funding, or which alters the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on our enrollment and financial condition. Action by Congress or federal agencies could also require us to modify our practices in ways that increase our operating costs.
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
University of Phoenix’s Title IV Program Participation Agreement expired on December 31, 2012. The University has submitted necessary documentation for recertification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We believe that the University’s application will be renewed in due course. However, we cannot predict whether or to what extent the continued challenging political and regulatory climate, our pending merger, and other recent developments in general relating to the proprietary education sector and our business may have on the timing or outcome of the recertification process.
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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum student loan debt service-to-earnings ratios calculated on the basis of the average earnings of program graduates: one test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of deemed discretionary earnings. If a program fails to meet both of the minimum ratios for one year, the institution will be required to provide a warning notice to prospective and enrolled students advising that the program may lose Title IV eligibility based on the final student loan debt service-to-earnings ratios for the next year. Programs that fail to meet both of the minimum ratios for two out of three years will immediately cease to be Title IV eligible for a period of at least three years.
The Department has indicated that it plans to issue the official 2014 gainful employment debt service-to-earnings ratios by January 2017, and we anticipate the 2015 ratios will be issued in early fiscal year 2018. We believe it is likely that some of University of Phoenix’s programs will be impacted by the gainful employment regulations. Beginning in September 2015 and continuing through early fiscal year 2017, the University ceased enrolling or plans to cease enrolling new students in programs it believes may be impacted in connection with its initiatives to transform itself into a more focused, higher retaining and less complex institution. As of August 31, 2016, students in such programs represented approximately 15% of the University’s

Apollo Education Group, Inc. | 2016 Form 10-K | 18

Degreed Enrollment. Students who are currently enrolled in such programs, and who do not elect to enroll in a different University of Phoenix program, are being taught-out in due course.
Changes in student borrowing needs and practices, student loan interest rates, labor markets and other factors outside of our control could adversely impact compliance with these regulations for some of our programs in the future. The Department has not yet announced the future, annual protocol for calculating and disseminating the debt service-to-earnings ratios. We will not know of a program’s failure to meet the minimum ratios until well after the measuring period, and therefore students enrolled in such a program could lose their access to federal financial aid before completing the program. Accordingly, we will not have the opportunity to make program changes for any programs that did not meet either of the minimum ratios for 2014. If those programs also do not meet either of the minimum ratios for 2015, they will lose eligibility to participate in Title IV financial aid programs at the time the official 2015 ratios are published, which we anticipate will occur in early fiscal year 2018.
U.S. Department of Education Rulemaking Initiatives
In recent years, the U.S. Department of Education has engaged in rulemaking discussions intended to develop new regulations focused on various topics. The negotiated rulemaking process typically begins with the Department issuing proposed regulations open for public comment after which the Department responds and publishes final regulations. We cannot predict the content of any new regulations that may emerge from the negotiated rulemaking process or the potential impact of such regulations on our domestic institutions.
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
The proposed regulations would provide repayment relief to borrowers in respect of student loans first disbursed on or after July 1, 2017 where:

•	a school breaches contractual promises to a student;

•	certain judgments based on any state or federal law are entered against a school related to the loan or the educational services after a contested proceeding; or

•
the school makes substantial misrepresentations about the nature of its educational programs, financial charges or employability of graduates, or insubstantial misrepresentations where other factors are present, such as pressure to enroll quickly or taking advantage of students’ distress or lack of knowledge or sophistication.

As proposed, there would be no limitation on claims to discharge future amounts owed by the borrower and a six-year limitation (from the date of the breach) on claims to discharge amounts already paid by the borrower. The proposed regulations also would allow the Department to identify and grant relief to groups of students where there are common facts, including students who have not requested relief.
The proposed borrower defense definitions would not apply for loans first disbursed prior to July 1, 2017, and these loans will remain subject to the current borrower defense definitions; however, under the proposed rules, these loans will follow the same claims process, individual and group, and time limitations.
As proposed, the Department would be entitled to seek reimbursement from the school in most cases in respect of loans discharged under the new procedure.
In addition, the proposed regulations specify early warning triggers regarding financial distress that would automatically require a school to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements upon the occurrence of specified events including, but not limited to:

•	the commencement of a major lawsuit by a state or federal government entity, such as a state Attorney General, the Consumer Financial Protection Bureau or the Federal Trade Commission;

•	the filing of a substantial number of borrower defense claims;

•	default by the school on its debt obligations;

•	failure of the school to satisfy the 90/10 Rule;

•	programs failing to meet gainful employment regulations;

•	accrediting agency actions, including the requirement to submit teach-out plans or being placed on an accreditation status that could result in the school losing its accreditation; and/or

•	any event or condition the Department determines is likely to have a material adverse effect on the business, financial condition or results of operations of the institution.

Apollo Education Group, Inc. | 2016 Form 10-K | 19

Each separate triggering event would result in a separate letter of credit requirement of at least 10% of annual Title IV disbursements. If a school experiences any of these triggers, the school would be required to warn prospective and current students that it has been required to provide enhanced financial protection to the Department.
Further, the proposed regulations would also institute a loan repayment rate for proprietary institutions and would require disclosure of such rate to prospective and enrolled students if such rate falls below specified levels.
The proposed regulations, if adopted, could result in significant potential risks for our business, since the precise standards for student loan discharge may be unclear or subject to interpretation in a manner that is adverse to us and not fully known or predictable in advance, and certain of the potential adverse consequences could arise from the mere commencement of enforcement actions by state or federal government entities, or the filing of student claims for debt relief, even if these actions and claims ultimately are found to lack merit. Furthermore, the potential significant discretion vested in the Department to administer the regulations, including fact-finding, and the subjective judgments regarding the triggers for debt relief of the letter of credit requirements may result in unexpected outcomes that materially and adversely affect our business. In order to reduce the risk associated with these proposed regulations, if adopted, we may need to modify our administrative and other student-facing practices and procedures in a manner that materially increases our costs and reduces our administrative effectiveness, and our flexibility in responding to state or federal and certain private lawsuits may be materially reduced because of the possible significant ancillary consequences of an adverse judgment or finding.
Recently, two major proprietary higher education institutions were forced to cease operations and seek bankruptcy protection due to delays in Title IV disbursements and requirements to post letters of credit imposed by the Department based in part on the existence of pending state and federal investigations and the Department’s judgment regarding various subjective matters such as the institution’s culture. These regulations, if adopted as proposed, would enhance the power of the Department to take summary action that could harm University of Phoenix and Apollo Education Group, perhaps materially, before we could effectively exercise our due process rights, even if the action is based on pending investigations or legal proceedings that ultimately are determined to lack merit.
The effective date of the proposed regulations, if adopted, cannot be determined at this time, but the proposed regulations could be effective as early as July 1, 2017. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2016/index.html.
A separate negotiated rulemaking process was convened by the Department in November 2013 on a variety of topics. Included among the topics was the proposed establishment of requirements for state authorization of distance education programs in order to demonstrate eligibility for Title IV eligibility. A negotiated rulemaking committee was established and met in early 2014. The committee failed to reach consensus. In July 2016, the Department issued draft regulations to establish new federal requirements for such eligibility.
The proposed regulations would establish new requirements to maintain state authorization for Title IV eligibility for distance education programs. Major provisions include, but are not limited to:

•	Requiring an institution offering distance education to have requisite state authority to offer such programs to state residents if required by the state;

•	Defining and recognizing acceptable state authorization reciprocity agreements;

•	Requiring institutions to document individualized state processes for resolving student complaints; and

•
Requiring an institution to provide extensive public and individualized disclosures to enrolled and prospective students regarding its programs offered solely through distance education, including information concerning adverse actions filed against the school by state entities or accrediting bodies.

As proposed, the regulations could be interpreted to allow individual states to impose new and diverse requirements on institutions and thereby reduce the regulatory and operational efficiency that our schools use in operating under the current State Authorization Reciprocity Agreement (“SARA”), which currently allows our Title IV eligible programs to operate in those states that have adopted SARA with only home state regulatory approval. States that have adopted SARA now constitute the majority of domestic jurisdictions.
Also as proposed, the regulations could be interpreted to require extensive new public disclosures based upon certain actions by accreditors and state entities, including state Attorneys General. Under some interpretations, the regulations could require disclosure to current and prospective students upon the mere filing of an adverse action and long after the initial action was resolved, even if resolved in favor of the institution.
The proposed regulations, if adopted, could result in significant potential risks for our business, since the precise regulatory scope and definitions for individualized state requirements and disclosures may be unclear or subject to interpretation in a manner that is adverse to us and not fully known or predictable in advance, and certain of the potential adverse consequences could arise from the mere commencement of adverse actions by government entities or accrediting bodies, even if these actions

Apollo Education Group, Inc. | 2016 Form 10-K | 20

and claims ultimately are found to lack merit. Furthermore, the potential significant discretion vested in the Department to interpret and administer the regulations may result in unexpected outcomes that materially and adversely affect our business. In order to reduce the risk associated with these proposed regulations, if adopted, we may need to modify our administrative and other student-facing practices and procedures in a manner that materially increases our costs and reduces our administrative effectiveness.
The effective date of the proposed regulations, if adopted, cannot be determined at this time, but the proposed regulations could be effective as early as July 1, 2017.
Standards of Financial Responsibility
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
The composite scores for Apollo Education Group and University of Phoenix, which are calculated as of the end of our fiscal year, were as follows for the indicated periods:

	Fiscal Year
	2016	2015	2014
Apollo Education Group	1.8	2.6	2.5
University of Phoenix	2.9	2.9	2.3
The decline in our fiscal year 2016 consolidated composite score was principally attributable to our decline in profitability, which included $73.4 million of goodwill impairment charges. Refer to Note 8, Goodwill and Intangibles, in Part II, Item 8, Financial Statements and Supplementary Data.
We believe that we may be able to take certain corrective measures to maintain composite scores of 1.5 or greater, if we determine that there is increased risk that our composite scores will fall below that level, depending on the circumstances causing the expected decline. However, such measures, if available, may require material modifications to our business and strategy that would adversely impact our future revenue and profitability and/or may involve the issuance of equity or equity-linked securities under challenging circumstances that could result in material dilution to our existing shareholders.

Apollo Education Group, Inc. | 2016 Form 10-K | 21

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
90/10 Rule
University of Phoenix, and all other proprietary institutions of higher education, are subject to the so-called “90/10 Rule” under the Higher Education Act, as reauthorized. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs for at least two fiscal years if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. If an institution is determined to be ineligible, any disbursements of Title IV program funds made after the end of the second fiscal year in the measuring period must be repaid to the U.S. Department of Education. An institution that derives more than 90% of its cash basis revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the Department. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. For example, the Department could impose conditions in the provisional certification such as:

•	Restrictions on the total amount of Title IV program funds that may be disbursed to students;

•	Restrictions on programmatic and geographic expansion;

•	Requirements to obtain and post letters of credit;

•	Additional reporting requirements such as interim financial reporting; or

•	Any other conditions deemed appropriate by the Department.
The 90/10 Rule percentages for University of Phoenix were as follows for the indicated periods:

	Year Ended August 31,
	2016	2015	2014
University of Phoenix	79%	80%	81%
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
Based on recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2017. However, the 90/10 Rule percentage for the University remains high and could exceed 90% in the future depending on the impact of future changes in the University’s enrollment mix, and regulatory and other factors outside our control, including any reduction in, or change in eligibility to participate in, military benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation. On January 15, 2016, University of Phoenix was notified by the U.S. Department of Defense (“DoD”) that the University’s probationary status in respect of its participation in the DoD Tuition Assistance Program for active duty military personnel had been lifted, effective immediately. The University had been placed on probation in October 2015 pending a review by the Department of the University’s compliance with the DoD Voluntary Education Partnership Memorandum of Understanding with the University, which is the basis on which the University’s active duty military students participate in the DoD Tuition Assistance Program. The University will be subject to a heightened compliance review for a period of one-year following the removal of probationary status. During this period, the University will continue to engage with the DoD and complete the production of information and documents previously requested by the DoD. In addition, the University will be subject to an enhanced compliance review in fiscal year 2017. In fiscal year 2016, funding under the DoD Tuition Assistance Program represented less than 1% of the University’s net revenue.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 22

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
Student Loan Cohort Default Rates
To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30) for a three-year measuring period. The cohort default rates are published by the U.S. Department of Education approximately 12 months after the end of the applicable measuring period. Thus, in September 2016, the Department published the cohort default rates for the 2013 cohort.
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
Based on information published by the Department, the cohort default rates for University of Phoenix and for all proprietary postsecondary institutions for the applicable federal fiscal years were as follows:

	Cohort Default Rates for Cohort Years Ended September 30,
	2013	2012	2011
University of Phoenix	13.3%	13.5%	19.0%
All proprietary postsecondary institutions	15.0%	15.8%	19.1%
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
Refer to U.S. Department of Education Rulemaking Initiatives above for additional information regarding current state authorization rulemaking initiatives.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 23

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
We are also subject to other Attorney General investigations. In addition, from time to time, we receive requests for information from state Attorneys General, accrediting bodies, state higher education regulatory bodies and other federal and state government agencies relating to investigations or inquiries being conducted by other state or federal agencies, pending litigation or specific complaints received from students or former students. These requests can be broad and time consuming to respond to, and there is a risk that they could expand and/or lead to a formal inquiry or investigation into our practices. Refer to Note 16, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data.
Office of the Inspector General of the U.S. Department of Education (“OIG”) Subpoena
On March 21, 2014, University of Phoenix received a subpoena from the Mid-Atlantic Region of the OIG. The subpoena seeks the production by the University of documents and detailed information regarding a broad spectrum of the activities conducted in the University’s Centralized Service Center for the Northeast Region located in Columbia, Maryland, for the time period of January 1, 2007 to the present, including information relating to marketing, recruitment, enrollment, financial aid processing, fraud prevention, student retention, personnel training, attendance, academic grading and other matters. We are cooperating with these requests. We cannot predict the eventual scope, duration or outcome of this matter at this time.
Restricted Cash
The U.S. Department of Education places restrictions on Title IV program funds held for students for unbilled educational services. As a trustee of these Title IV program funds, we are required to maintain and restrict these funds pursuant to the terms of our program participation agreement with the Department. These funds are included in Restricted cash and cash equivalents on our Consolidated Balance Sheets in Part II, Item 8, Financial Statements and Supplementary Data.

Apollo Education Group, Inc. | 2016 Form 10-K | 24

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
There are also certain regulatory requirements associated with closing locations, including the requirement to teach-out existing students. In recent years, University of Phoenix has reduced the number of its ground locations throughout the U.S and has closed or is in the process of closing approximately 150 ground locations. Refer to Note 2, Restructuring and Impairment Charges, in Part II, Item 8, Financial Statements and Supplementary Data.
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
Any change of ownership or control of Apollo Education Group could require recertification by the U.S. Department of Education, the reevaluation of accreditation by the Higher Learning Commission (“HLC”) and the consent or reauthorization by state and foreign licensing agencies. If we experience a change of ownership or control, then University of Phoenix and certain of our other subsidiaries may cease to be eligible to participate in Title IV programs until recertified by the Department. There is no assurance that such recertification would be obtained on a timely basis. Under some circumstances, the Department may continue an institution’s participation in Title IV programs on a provisional basis pending completion of the change in ownership approval process.
In addition, University of Phoenix is required to report any material change in stock ownership to its principal institutional accrediting body, HLC, and must obtain approval prior to undergoing any transaction that affects, or may affect, its corporate control or governance. In the event of any such change, HLC may undertake an evaluation of the effect of the change on the continuing operations of University of Phoenix for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review.
In addition, some states in which University of Phoenix is licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.
Refer to Part I, Item 1A, Risk Factors - Risks Related to the Control Over Our Voting Stock - Transactions involving a change of control of our company may impair our eligibility to participate in Title IV programs, our accreditation and our state licenses in a manner that materially and adversely affects our business.
International
Governmental regulations in foreign countries significantly affect our international operations. In recent years, there has been increased focus on educational institutions in certain of the countries in which we operate.
In September 2015, Open Colleges received a Notice from the Australian Competition and Consumer Commission (“ACCC”) requiring Open Colleges to produce information about student refunds upon withdrawal and related matters for the period of time since July 2014. In addition, Open Colleges receives inquiries and is subject to audits from time to time from governmental regulatory authorities, including an inquiry in October 2015 from the Australian Skills Quality Authority (“ASQA”), the national regulator of vocational education programs, regarding student complaints about marketing practices, refund policies and other matters (since concluded without material findings).
Following a recent compliance audit, Apollo Global’s two primary registered training organizations in Australia, Open Colleges Pty Ltd., and Integrated Care & Management Training, Pty Ltd., each received a notice of noncompliance and intention to make a decision to impose sanctions from ASQA. The notice identified several alleged compliance deficiencies and stated that ASQA intended to make a decision on whether to impose sanctions on the institutions which could include cancellation of registration or imposition of lesser sanctions. One of the findings involves a change in the interpretation of applicable course requirements and will require changes in our procedures for student workplace skills assessments used in connection with courses that represent a substantial portion of the Open Colleges institutions’ enrollment.

Apollo Education Group, Inc. | 2016 Form 10-K | 25

Implementing an updated workplace skills assessment model in order to address ASQA’s concerns will require operational changes for these institutions and increase operating costs, perhaps substantially, and could have competitive implications.
We have until November 7, 2016 to respond to this notice of noncompliance. We cannot currently predict the timing or ultimate outcome of this matter. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Changes by a regulator in the interpretation of applicable course requirements could materially impact our Open Colleges business in Australia.
In addition, UNIACC has been subject to investigations and inquiries involving certain aspects of its operations. For further discussion of this matter, refer to Note 16, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
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
Our website address is www.apollo.edu. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Information Statements on Schedule 14C, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and all amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below and all other information contained in this Annual Report on Form 10-K. In order to help assess the major risks in our business, we have identified many, but not all, of these risks, categorized as Risks Related to our Pending Merger, Risks Related to the Highly Regulated Industry in Which We Operate, Risks Related to our Business and Risks Related to the Control Over our Voting Stock. Due to the scope of our operations, a wide range of factors could materially affect future developments and performance.
If any of the following risks are realized, our business, financial condition, cash flows and/or results of operations could be materially and adversely affected, and as a result, the trading price of our Class A common stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this Annual Report, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, including the related Notes to Consolidated Financial Statements.
Risks Related to our Pending Merger
Our pending merger may not be consummated, which may adversely affect our business, and our business may suffer during the pendency of the merger as a result of uncertainty regarding consummation.
As described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pending Merger, on February 7, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with AP VIII Queso Holdings, L.P. (“Queso”), an affiliate of Apollo Management VIII, L.P., which is a fund managed by an affiliate of Apollo Global Management, LLC, none of which is, or has ever been, affiliated with us. At the effective time of the merger, which, subject to the satisfaction of the closing conditions, is anticipated to be on or before February 1, 2017, the date on which the contract becomes terminable by either party, each share of our issued and outstanding Class A and Class B common stock will be converted pursuant to the terms of the Merger Agreement into the right to receive $10.00 per share in cash. On May 6, 2016, the Merger Agreement was approved by the holders of our outstanding Class A and Class B common stock, each voting separately as a class.

Apollo Education Group, Inc. | 2016 Form 10-K | 26

Consummation of the merger is subject to customary and other conditions, including:

(i)	the absence of certain conditions or restrictions in the response of the U.S. Department of Education to the pre-acquisition review application filed by University of Phoenix; and

(ii)	the receipt of consents or approvals from other federal, state and foreign educational governing bodies, including the Higher Learning Commission (“HLC”).
HLC has informed us that it does not intend to review our change of control application until after the Department of Education responds to our pending pre-acquisition review filing and Queso submits to the Department any required additional information. The Department’s review is pending and we cannot predict how the Department will respond to our filing.
In addition, consummation of the merger is subject to our satisfying certain minimum operating metrics, measured as of the first or second month end preceding the closing date, depending on the day of the month on which closing occurs, as follows:

(i)	Our aggregate cash, cash equivalents and marketable securities must not be less than the specified amount for the applicable month end;

(ii)
University of Phoenix fiscal year-to-date new degreed enrollments as of the applicable month end must not have declined by more than 15% from forecasted levels (which are derived from the projections we prepared in December 2015 in connection with the merger, which we refer to as the December 2015 forecast);

(iii)
University of Phoenix trailing twelve month net revenue as of the applicable month end shall not have declined by more than 10% from forecasted levels (which are derived from the December 2015 forecast); and

(iv)
Our consolidated trailing twelve month adjusted earnings before interest, taxes, depreciation and amortization as of the applicable month end shall not have declined by more than $75 million from forecasted levels (which are derived from the December 2015 forecast).

We satisfied each of these minimum operating metrics as of September 30, 2016, which is the relevant measurement date for a closing on or prior to November 9, 2016. We currently expect to satisfy these metrics if the closing occurs on or prior to February 1, 2017, which is the date on which the contract becomes terminable by either party if the closing conditions have not been met.
There is no assurance that the conditions to the consummation of the merger will be satisfied in a timely manner or at all.
If the merger is not consummated, our stock price could fall to the extent that the current trading price is supported by an assumption that the merger will be consummated. Furthermore, if the merger is not consummated, we may suffer other consequences that could adversely affect our business and financial condition, including the following:

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

•
a fall in our stock price could result in additional goodwill impairment charges that could result in our U.S. Department of Education fiscal year 2017 financial responsibility composite score falling below 1.5, which could severely stress our liquidity due to various regulatory consequences and could materially and adversely impact our strategy, operations and future profitability, as discussed in more detail in the risk factor below, Risks Related to the Highly Regulated Industry in Which We Operate - A failure to demonstrate “financial responsibility” or “administrative capability” may result in the loss of eligibility to participate in Title IV programs and limit our access to liquidity, which would materially and adversely affect our business;

•
our ability to enroll and retain new students could be impaired because potential students may perceive the termination of the merger as a sign of financial distress or as otherwise raising questions about the future of University of Phoenix;

•	we may not be able to take advantage of alternative business opportunities that we may have been able to pursue absent entering into the Merger Agreement;

•	we may experience a decrease in employee morale and an increase in employee departures; and

•	the failure of the merger to be consummated may result in negative publicity and may embolden the critics of the proprietary higher education sector generally and University of Phoenix specifically.

Apollo Education Group, Inc. | 2016 Form 10-K | 27

Also, the pendency of the merger could adversely impact our business and financial condition, including as a result of the following:

•	the restrictions imposed in the Merger Agreement on our business and operations may prevent us from pursuing certain opportunities without approval of Queso;

•	the challenging political and regulatory environment we face may intensify in response to the proposed merger;

•	we may experience challenges in retaining and motivating current employees, and attracting and recruiting prospective employees;

•	our relationships with current students and employers could be adversely affected due to concern about our future;

•	due to activities related to the merger, the attention of our employees and management may be diverted from other opportunities that may have been beneficial to us; and

•	we may incur material expenses and liabilities in connection with the various legal proceedings related to the merger that have been instituted against us, our directors and others.
In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services, other transaction costs and employee retention costs in connection with the merger, and these fees and costs are payable by us regardless of whether the merger is consummated.
For additional information related to the merger and the Merger Agreement, please refer to the following:

•	Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016;

•	Definitive Proxy Statement filed with the Commission on March 23, 2016;

•	Supplement to the Definitive Proxy Statement filed with the Commission on May 2, 2016;

•	Amendments to the Merger Agreement attached to our Current Report on Form 8-K filed with the Commission on May 2, 2016; and

•	Quarterly Report on Form 10-Q filed with the Commission on July 8, 2016.
Risks Related to the Highly Regulated Industry in Which We Operate
If we fail to comply with the extensive regulatory requirements for our business, we could face significant monetary liabilities, fines and penalties, including loss of access to U.S. federal student loans and grants for our students.
Our domestic operations, including University of Phoenix, are subject to extensive U.S. federal and state regulation applicable to providers of postsecondary education. The principal federal regulatory regime is established under the Higher Education Act of 1965, as it is amended and reauthorized from time to time, and the regulations promulgated under the Act by the U.S. Department of Education. Among other matters, these regulations govern the participation by University of Phoenix in federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”), which is the principal source of funding for students at the University. The majority of our fiscal year 2016 consolidated net revenue was derived from receipt of Title IV program funds disbursed to our students.
The Higher Education Act, as reauthorized, mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education; (2) independent accrediting agencies recognized by the Department of Education; and (3) state higher education regulatory bodies.
The applicable regulatory requirements cover nearly all phases of our U.S. operations, including educational program offerings, branching and classroom locations, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, maintenance of restricted cash, acquisitions or openings of new schools, commencement of new or cessation of existing educational programs and changes in our corporate structure and ownership.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 28

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

•
Imposition by the U.S. Department of Education of heightened cash monitoring which could include a delay in the disbursement of Title IV program funds or transfer from the Department’s advance system of receiving Title IV program funds to its reimbursement system, under which a school must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the Department;

•	Repayment of funds received under Title IV programs or state financial aid programs;

•	Requirement to post a letter of credit with the U.S. Department of Education;

•	Other civil or criminal penalties; and/or

•	Other forms of censure.
In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to qui tam lawsuits under the Federal False Claims Act or various, similar state false claim statutes. In these actions, private plaintiffs seek to enforce remedies under the Act on behalf of the federal government and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the federal government in the lawsuit. These lawsuits can be prosecuted by a private plaintiff, even if the Department does not agree with plaintiff’s theory of liability. In 2009, we settled a qui tam lawsuit relating to alleged payment of incentive compensation to our enrollment counselors for a total payment of $80.5 million, and we currently are subject to qui tam lawsuits, one of which alleges payment of improper incentive compensation in subsequent periods. For more information about the pending qui tam case, refer to Note 16, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data.
The proprietary higher education industry is experiencing broad-based, intensifying scrutiny in the form of coordinated investigations and enforcement actions animated at least in part by influential members of Congress and the Obama Administration who seek to terminate the eligibility of for-profit institutions to participate in Title IV or other government financial aid programs. In October 2014, the Department of Education formed an inter-agency task force involving multiple federal agencies and departments including the Federal Trade Commission, the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the Securities and Exchange Commission, and numerous state attorneys general, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices by proprietary higher education institutions. We believe that the recent investigations of University of Phoenix commenced by the Federal Trade Commission and the California Attorney General are related to this coordinated scrutiny of the industry and that this coordinated scrutiny could lead to the initiation of additional inquiries or claims against us either by participants in the inter-agency task force or other regulatory authorities, any of which could adversely affect our business and reputation. We expect that this challenging political and regulatory environment will continue for the foreseeable future, and may intensify.
Any of the penalties, funding delays, injunctions, restrictions, lawsuits or other forms of censure described above, and the associated reputational impact from ongoing investigations, could have a material adverse effect on our business and financial condition. In recent years, two major proprietary education institutions, together serving over 110,000 students, have ceased operations and filed for bankruptcy protection due to delays in or denial by the Department of Education of Title IV funding for students and requirements to post letters of credit, based in part on the existence of multiple investigations by various regulatory authorities. In neither case were the principal investigations completed nor were substantial enforcement actions commenced and prosecuted to conclusion. Accordingly, proprietary institutions are at risk of harmful delays or denial of Title IV funding for students due to investigations and other preliminary allegations, even if such investigations or allegations may ultimately be found to lack merit. If we lose our Title IV program eligibility, our business would not be sustainable. If our participation is materially conditioned or subject to material delays, we could experience a dramatic decline in revenue and we would be unable to continue our business as it currently is conducted.
The outcome of the November 2016 U.S. election could lead to a change in or elimination of our eligibility to participate in Title IV student financial aid programs, which could render our business unsustainable.
The outcome of the November 2016 elections in the U.S. could increase the risk of new legislation and changes in, or new interpretations of, existing laws, regulations, standards or policies, that would limit, perhaps materially, the eligibility of proprietary schools, such as University of Phoenix, to participate in Title IV student financial aid programs. Many such proposals have already been made by influential members of the Democratic Caucus in Congress. Furthermore, the passage of

Apollo Education Group, Inc. | 2016 Form 10-K | 29

legislation implementing in whole or in part the Democratic Party Platform proposal to provide tuition free undergraduate education in the U.S. could significantly impact or render impractical our current domestic higher education business conducted by University of Phoenix.
If we fail to maintain our institutional accreditation, we would lose our ability to participate in Title IV programs, which would materially and adversely affect our business.
In July 2013, the accreditation of University of Phoenix was reaffirmed by the Higher Learning Commission (“HLC”), the University’s principal accreditor, through the 2022-2023 academic year. At the same time, HLC placed the University on Notice status for a two-year period due to concerns regarding governance, student assessment and faculty scholarship/research for doctoral programs. Notice status is a sanction that means that HLC has determined that an institution is on a course of action that, if continued, could lead the institution to be out of compliance with one or more of the HLC Criteria for Accreditation or Core Components.
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
Continued institutional accreditation is critical to University of Phoenix’s business and necessary for the University to continue participating in the Title IV programs. If the University should lose its institutional accreditation, our business would be substantially impaired and we would not be able to continue our business as it is presently conducted.
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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum student loan debt service-to-earnings ratios calculated on the basis of the average earnings of program graduates: one test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of deemed discretionary earnings. If a program fails to meet both of the minimum ratios for one year, the institution will be required to provide a warning notice to prospective and enrolled students advising that the program may lose Title IV eligibility based on the final student loan debt service-to-earnings ratios for the next year. Programs that fail to meet both of the minimum ratios for two out of three years will immediately cease to be Title IV eligible for a period of at least three years.
The Department has indicated that it plans to issue the official 2014 gainful employment debt service-to-earnings ratios by January 2017, and we anticipate the 2015 ratios will be issued in early fiscal year 2018. We believe it is likely that some of University of Phoenix’s programs will be impacted by the gainful employment regulations. Beginning in September 2015 and continuing through early fiscal year 2017, the University ceased enrolling or plans to cease enrolling new students in programs it believes may be impacted in connection with its initiatives to transform itself into a more focused, higher retaining and less complex institution. As of August 31, 2016, students in such programs represented approximately 15% of the University’s Degreed Enrollment. Students who are currently enrolled in such programs, and who do not elect to enroll in a different University of Phoenix program, are being taught-out in due course.

Apollo Education Group, Inc. | 2016 Form 10-K | 30

Changes in student borrowing needs and practices, student loan interest rates, labor markets and other factors outside of our control could adversely impact compliance with these regulations for some of our programs in the future. The Department has not yet announced the future, annual protocol for calculating and disseminating the debt service-to-earnings ratios. We will not know of a program’s failure to meet the minimum ratios until well after the measuring period, and therefore students enrolled in such a program could lose their access to federal financial aid before completing the program. Accordingly, we will not have the opportunity to make program changes for any programs that did not meet either of the minimum ratios for 2014. If those programs also do not meet either of the minimum ratios for 2015, they will lose eligibility to participate in Title IV financial aid programs at the time the official 2015 ratios are published, which we anticipate will occur in early fiscal year 2018.
Under these regulations, the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors reduces our ability to confidently offer or continue certain types of programs for which there is market demand, and therefore adversely impacts our ability to maintain or grow our business.
In addition, if we are required to include a warning notice for any of our programs based on the debt service-to-earnings ratios, enrollment in those programs may decline materially, particularly in light of the recent widely-publicized difficulties experienced by students who were enrolled in schools that have closed. Accordingly, the inclusion of these required warnings could make continuation of the affected programs impractical, even if students in the programs are still eligible to participate in Title IV programs.
If any of our programs require a warning notice or cease to be eligible for Title IV student financial aid, we may incur substantial cost and expense, and lost revenue, in providing appropriate assistance to the affected students to complete their academic programs or transition to other programs inside or outside of our universities.
The Department of Education has proposed regulations setting forth new standards and procedures related to borrower defenses to repayment of Title IV loan obligations, the Department’s right of recovery against institutions following a successful borrower defense, and institutional financial responsibility. If the regulations are adopted as proposed, our business would be subject to significant and unpredictable risks, including the requirement to post substantial letters of credit due to unproven allegations or pending investigations, whether or not meritorious.
In June 2016, the Department issued a Notice of Proposed Rulemaking to establish a new federal standard and a process for determining whether a borrower has a defense to repayment on federal student loans based on an act or omission of a school. The proposed regulations would provide repayment relief to borrowers in respect of student loans first disbursed on or after July 1, 2017 where:

•	a school breaches contractual promises to a student;

•	certain judgments based on any state or federal law are entered against a school related to the loan or the educational services after a contested proceeding; or

•
the school makes substantial misrepresentations about the nature of its educational programs, financial charges or employability of graduates, or insubstantial misrepresentations where other factors are present, such as pressure to enroll quickly or taking advantage of students’ distress or lack of knowledge or sophistication.

As proposed, there would be no limitation on claims to discharge future amounts owed by the borrower and a six-year limitation (from the date of the breach) on claims to discharge amounts already paid by the borrower. The proposed regulations also would allow the Department to identify and grant relief to groups of students where there are common facts, including students who have not requested relief.
The proposed borrower defense definitions would not apply for loans first disbursed prior to July 1, 2017, and these loans will remain subject to the current borrower defense definitions; however, under the proposed rules, these loans will follow the same claims process, individual and group, and time limitations.
As proposed, the Department would be entitled to seek reimbursement from the school in most cases in respect of loans discharged under the new procedure.

Apollo Education Group, Inc. | 2016 Form 10-K | 31

In addition, the proposed regulations specify early warning triggers regarding financial distress that would automatically require a school to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements upon the occurrence of specified events including, but not limited to:

•	the commencement of a major lawsuit by a state or federal government entity, such as a state Attorney General, the Consumer Financial Protection Bureau or the Federal Trade Commission;

•	the filing of a substantial number of borrower defense claims;

•	default by the school on its debt obligations;

•	failure of the school to satisfy the 90/10 Rule;

•	programs failing to meet gainful employment regulations;

•	accrediting agency actions, including the requirement to submit teach-out plans or being placed on an accreditation status that could result in the school losing its accreditation; and/or

•	any event or condition the Department determines is likely to have a material adverse effect on the business, financial condition or results of operations of the institution.
Each separate triggering event would result in a separate letter of credit requirement of at least 10% of annual Title IV disbursements. If a school experiences any of these triggers, the school would be required to warn prospective and current students that it has been required to provide enhanced financial protection to the Department.
Further, the proposed regulations would also institute a loan repayment rate for proprietary institutions and would require disclosure of such rate to prospective and enrolled students if such rate falls below specified levels.
The proposed regulations, if adopted, could result in significant potential risks for our business, since the precise standards for student loan discharge may be unclear or subject to interpretation in a manner that is adverse to us and not fully known or predictable in advance, and certain of the potential adverse consequences could arise from the mere commencement of enforcement actions by state or federal government entities, or the filing of student claims for debt relief, even if these actions and claims ultimately are found to lack merit. Furthermore, the potential significant discretion vested in the Department to administer the regulations, including fact-finding, and the subjective judgments regarding the triggers for debt relief or the letter of credit requirements may result in unexpected outcomes that materially and adversely affect our business. In order to reduce the risk associated with these proposed regulations, if adopted, we may need to modify our administrative and other student-facing practices and procedures in a manner that materially increases our costs and reduces our administrative effectiveness, and our flexibility in responding to state or federal and certain private lawsuits may be materially reduced because of the possible significant ancillary consequences of an adverse judgment or finding.
Recently, two major proprietary higher education institutions were forced to cease operations and seek bankruptcy protection due to delays in Title IV disbursements and requirements to post letters of credit imposed by the Department based in part on the existence of pending state and federal investigations and the Department’s judgment regarding various subjective matters such as the institution’s culture. These regulations, if adopted as proposed, would enhance the power of the Department to take summary action that could harm University of Phoenix and Apollo Education Group, perhaps materially, before we could effectively exercise our due process rights, even if the action is based on pending investigations or legal proceedings that ultimately are determined to lack merit.
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
The federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget. Because of this, it is a target for reduction as Congress addresses the competing demands for funding and the chronic and significant U.S. budget deficit. Furthermore, a recent study by the U.S. Federal Reserve System demonstrated a direct relationship between student financial aid increases, including Pell Grant increases, and tuition increases, which could impact future Pell Grant amounts. A reduction in the maximum annual Pell Grant amount or changes in eligibility could negatively impact enrollment and could result in increased student borrowing, which would make it more difficult for us to comply with other important regulatory requirements, such as maintaining student loan cohort default rates, which are discussed below.

Apollo Education Group, Inc. | 2016 Form 10-K | 32

In addition to Congress’s focus on the federal government’s funding challenges, in recent years, there has been substantial and continuing increased focus by various members of the U.S. Congress and federal agencies, including the Department of Education, the Consumer Financial Protection Bureau and the Federal Trade Commission, on the role that proprietary educational institutions play in higher education. We expect this focus to continue and, as discussed above under The outcome of the November 2016 U.S. election could lead to a change in or elimination of our eligibility to participate in Title IV student financial aid programs, which could render our business unsustainable, the outcome of the November 2016 U.S. elections could materially impact the manner in which Congress addresses these matters. In recent years, Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the Higher Education Act as discussed above. A group of influential U.S. senators has strongly and repeatedly encouraged the Departments of Education, Defense and Veterans Affairs to take action to limit or terminate the participation of proprietary educational institutions, including University of Phoenix, in existing tuition assistance programs.
Because the majority of our revenue is derived from Title IV programs, any action by Congress that reduces Title IV program funding, or alters the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on our enrollment and financial condition. Action by Congress or federal agencies could also require us to modify our practices in ways that increase our operating costs.
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
University of Phoenix is certified by the U.S. Department of Education to participate in Title IV programs. The University was recertified in November 2009 and its current certification expired in December 2012. University of Phoenix has submitted necessary documentation for recertification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We believe that the University’s application will be renewed in due course. However, we cannot predict whether or to what extent the continued challenging political and regulatory climate, our pending merger, and other recent developments in general relating to the proprietary education sector and our business may have on the timing or outcome of the recertification process.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 33

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
The composite scores for Apollo Education Group and University of Phoenix, which are calculated as of the end of our fiscal year, were as follows for the indicated periods:

	Fiscal Year
	2016	2015	2014
Apollo Education Group	1.8	2.6	2.5
University of Phoenix	2.9	2.9	2.3
The decline in our fiscal year 2016 consolidated composite score was principally attributable to our decline in profitability, which included $73.4 million of goodwill impairment charges. Refer to Note 8, Goodwill and Intangibles, in Part II, Item 8, Financial Statements and Supplementary Data.

Apollo Education Group, Inc. | 2016 Form 10-K | 34

We believe that we may be able to take certain corrective measures to maintain composite scores of 1.5 or greater, if we determine that there is increased risk that our composite scores will fall below that level, depending on the circumstances causing the expected decline. However, such measures, if available, may require material modifications to our business and strategy that would adversely impact our future revenue and profitability and/or may involve the issuance of equity or equity-linked securities under challenging circumstances that could result in material dilution to our existing shareholders.
If our composite score falls below 1.5, our liquidity could be subject to severe stress due to the following factors:

•
Although not required solely due to participation in the zone alternative discussed above, we could be required by the Department of Education to submit a letter of credit in an amount of 10% or more of our annual Title IV receipts as a result of factors related to the cause of our composite score decline, which letter of credit likely would need to be cash collateralized.

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

Apollo Education Group, Inc. | 2016 Form 10-K | 35

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

•	Restrictions on the total amount of Title IV program funds that may be disbursed to students;

•	Restrictions on programmatic and geographic expansion;

•	Requirements to obtain and post letters of credit;

•	Additional reporting requirements such as interim financial reporting; or

•	Any other conditions deemed appropriate by the Department.
The 90/10 Rule percentages for University of Phoenix were as follows for the indicated periods:

	Year Ended August 31,
	2016	2015	2014
University of Phoenix	79%	80%	81%
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
In recent years, Congress has increased its focus on military benefit programs used for education at proprietary institutions. These military benefit programs are not part of Title IV, and therefore funding under these programs is not included in the 90% portion of the 90/10 Rule. Various bills have been introduced in Congress that would revise the 90/10 Rule to count Department of Defense tuition assistance and Department of Veterans Affairs Post-9/11 GI Bill veterans educational benefits toward the 90% limit, and to reduce the threshold to 85%. We cannot predict the likelihood that Congress will amend the 90/10 Rule in either manner. If all military benefit program funding was included in the 90% portion of the rule calculation, University of Phoenix’s fiscal year 2016 90/10 Rule percentage would have been higher.
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
Based on information published by the Department, the cohort default rates for University of Phoenix and for all proprietary postsecondary institutions for the applicable federal fiscal years were as follows:

	Cohort Default Rates for Cohort Years Ended September 30,
	2013	2012	2011
University of Phoenix	13.3%	13.5%	19.0%
All proprietary postsecondary institutions	15.0%	15.8%	19.1%
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

Apollo Education Group, Inc. | 2016 Form 10-K | 36

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
A separate negotiated rulemaking process was convened by the Department in November 2013 on a variety of topics. Included among the topics was the proposed establishment of requirements for state authorization of distance education programs in order to demonstrate eligibility for Title IV eligibility. A negotiated rulemaking committee was established and met in early 2014. The committee failed to reach consensus. In July 2016, the Department issued draft regulations to establish new federal requirements for such eligibility.
The proposed regulations would establish new requirements to maintain state authorization for Title IV eligibility for distance education programs. Major provisions include, but are not limited to:

•	Requiring an institution offering distance education to have requisite state authority to offer such programs to state residents if required by the state;

•	Defining and recognizing acceptable state authorization reciprocity agreements;

•	Requiring institutions to document individualized state processes for resolving student complaints; and

•
Requiring an institution to provide extensive public and individualized disclosures to enrolled and prospective students regarding its programs offered solely through distance education, including information concerning adverse actions filed against the school by state entities or accrediting bodies.

As proposed, the regulations could be interpreted to allow individual states to impose new and diverse requirements on institutions and thereby reduce the regulatory and operational efficiency that our schools use in operating under the current State Authorization Reciprocity Agreement (“SARA”), which currently allows our Title IV eligible programs to operate in those states that have adopted SARA with only home state regulatory approval. States that have adopted SARA now constitute the majority of domestic jurisdictions.
Also as proposed, the regulations could be interpreted to require extensive new public disclosures based upon certain actions by accreditors and state entities, including state Attorneys General. Under some interpretations, the regulations could require disclosure to current and prospective students upon the mere filing of an adverse action and long after the initial action was resolved, even if resolved in favor of the institution.
The proposed regulations, if adopted, could result in significant potential risks for our business, since the precise regulatory scope and definitions for individualized state requirements and disclosures may be unclear or subject to interpretation in a manner that is adverse to us and not fully known or predictable in advance, and certain of the potential adverse consequences could arise from the mere commencement of adverse actions by government entities or accrediting bodies, even if these actions and claims ultimately are found to lack merit. Furthermore, the potential significant discretion vested in the Department to interpret and administer the regulations may result in unexpected outcomes that materially and adversely affect our business. In order to reduce the risk associated with these proposed regulations, if adopted, we may need to modify our administrative and other student-facing practices and procedures in a manner that materially increases our costs and reduces our administrative effectiveness.
The effective date of the proposed regulations, if adopted, cannot be determined at this time, but the proposed regulations could be effective as early as July 1, 2017.

Apollo Education Group, Inc. | 2016 Form 10-K | 37

If our institutional accrediting body loses recognition by the U.S. Department of Education, we could lose our ability to participate in Title IV programs, which would materially and adversely affect our business.
University of Phoenix is institutionally accredited by the Higher Learning Commission (“HLC”), one of the six regional accrediting agencies recognized by the U.S. Department of Education. Accreditation by an accrediting agency recognized by the Department is required in order for an institution to become and remain eligible to participate in Title IV student financial aid programs.
If the Department ceased to recognize HLC for any reason, University of Phoenix would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless HLC was again recognized or our institutions were accredited by another accrediting body recognized by the Department. In June 2013, the National Advisory Committee on Institutional Quality and Integrity, a Committee that advises the Secretary of Education on matters related to postsecondary accreditation and eligibility, recommended to the Secretary that HLC have continuing recognition as an eligible accreditor with certain conditions and required reports.
If HLC ceased to be recognized by the Department and our affected schools failed to timely obtain replacement accreditation, our schools would cease to be eligible to participate in Title IV programs and our business would no longer be sustainable in its current form.
Non-U.S. Operations
Changes by a regulator in the interpretation of applicable course requirements could materially impact our Open Colleges business in Australia.
In mid-October 2016, Apollo Global’s two primary registered training organizations in Australia, Open Colleges Pty Ltd., and Integrated Care & Management Training, Pty Ltd., each received a notice of noncompliance and intention to make a decision to impose sanctions from the Australian Skills Quality Authority (“ASQA”), the national regulator of vocational education programs. The notice, which followed a recent compliance audit, identified several alleged compliance deficiencies and stated that ASQA intended to make a decision on whether to impose sanctions on the institutions which could include cancellation of registration or imposition of lesser sanctions. One of the findings involves a change in the interpretation of applicable course requirements and will require changes in our procedures for student workplace skills assessments used in connection with courses that represent a substantial portion of the Open Colleges institutions’ enrollment.
Implementing an updated workplace skills assessment model in order to address ASQA’s concerns will require operational changes for these institutions and increase operating costs, perhaps substantially. Furthermore, any resulting increases in tuition prices due to these changes could make our vocational training programs less competitive relative to available alternatives, especially traditional on-ground programs in large metropolitan areas.
Continued ASQA registration is critical to the continued operation of the Open Colleges and Integrated Care & Management Training businesses in Australia. If ASQA terminates the registration of these institutions or materially limits their participation, it could materially and adversely impact their and our business and operations.
We have until November 7, 2016 to respond to this notice of noncompliance. We cannot currently predict the timing or ultimate outcome of this matter.
Our non-U.S. operations are subject to risks not inherent in our U.S. operations, which could adversely affect our business.
We operate educational institutions in the United Kingdom, Australia, Germany, Mexico, South Africa, Brazil, Chile and elsewhere, and in India we offer educational programs through a joint venture. Our operations in each of the relevant foreign jurisdictions are subject to regulatory requirements relating to education providers, as well as foreign businesses. Many foreign countries have not fully embraced the proprietary education model, and in other countries, proprietary education remains controversial. As a result, our foreign operations are subject to the political risk that existing regulations will be interpreted unfavorably or new regulations will be adopted that have a significant negative impact on our business model or render it impractical. In addition, our non-U.S. operations are subject to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act which require extensive compliance vigilance on our part and, in some cases, puts our foreign operations at a competitive disadvantage with local companies. If one or more of our foreign operations ceases to be economically practical, we may be forced to discontinue such operations or seek a buyer, either of which might result in a substantial loss of value to Apollo Education Group.

Apollo Education Group, Inc. | 2016 Form 10-K | 38

Risks Related to Our Business
We face intense and increasing competition in the postsecondary education market from both public and private educational institutions, which has adversely affected our business.
Postsecondary education in our existing and new market areas is highly competitive and is becoming increasingly so as the industry is undergoing profound change at an unprecedented rate. We compete primarily with traditional public and private degree-granting regionally accredited colleges and universities, other proprietary degree-granting regionally accredited schools and alternatives to higher education. In addition, we face increasing competition from various emerging non-traditional, credit-bearing and noncredit-bearing education programs, offered by both proprietary and not-for-profit providers. Some of our competitors have greater financial and nonfinancial resources than we have and are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs are much lower at community colleges than at University of Phoenix. Furthermore, various members of Congress have advocated for free or debt free post-secondary education at public universities, and the affordability of such education has been the subject of intense focus among candidates during the campaign leading up to the November 2016 elections in the U.S.
Also, like University of Phoenix, other proprietary educational institutions have begun to deploy pricing incentives to impact demand. We believe that price competition through targeted programs involving student scholarships and otherwise will continue throughout the industry. We have implemented scholarships and discounts which reduce the amount of tuition we receive, and further downward pressure on our tuition rates may cause us to implement further pricing incentives, which will adversely affect our revenue.
In addition, one of our primary competitive advantages in the U.S. has been materially diminished as a significant and increasing number of traditional four-year and community colleges, which are subject to fewer regulatory constraints, offer an increasing array of distance learning and other online education programs, including programs that are offered wholly online and geared towards the needs of working adults. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional four-year colleges and community colleges. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increased competition from these institutions, including those with highly regarded reputations, the degrees from which are perceived as more valuable in the workplace. Already, this type of competition is significant and has contributed to the substantial decline in University of Phoenix enrollment that began in late 2010.
This intense competition makes it more challenging for us to enroll students who are likely to succeed in our educational programs, and has contributed to the substantial decline in University of Phoenix enrollment that began in late 2010 and put downward pressure on our tuition rates. We must adapt our business to meet these competitive challenges. The current initiative to transform University of Phoenix, as discussed below, is intended to address these competitive challenges.
We have launched a set of initiatives to transform University of Phoenix into a more focused institution; these initiatives will further reduce the University’s enrollment in the short-term and may not be successful in improving enrollment and retention in the longer term.
We are working to transform University of Phoenix into a more focused, higher retaining and less complex institution in order to improve student outcomes and stabilize enrollment. In furtherance of this, the University is implementing several important initiatives, as described in Part I, Item 1, Business - University of Phoenix. These initiatives require significant time, energy and resources, and involve many significant interrelated and simultaneous changes in the University’s processes and programs. We believe that some of the initiatives to transform University of Phoenix have accelerated the near term rate of decline in the University’s enrollment and revenue, which has increased the amount of necessary cost reductions. We have significantly reduced our operating costs over recent periods and further significant reductions are increasingly challenging. There is no assurance that we will be able to reduce costs to align with University of Phoenix’s reduced enrollment and revenue, especially if the University’s near term enrollment declines more than anticipated. Although we seek to effect these cost reductions in a manner that does not adversely impact the quality of our services to students, given the magnitude of these changes, they could result in near term disruption to our business which may further decrease our enrollment and revenues. Additionally, our fiscal year 2017 Department of Education financial responsibility composite score will be adversely impacted if we are not successful in reducing costs sufficiently during fiscal year 2017, whether due to our inability to effectuate planned cost reductions, greater than anticipated declines in our enrollment and revenue or other factors.

Apollo Education Group, Inc. | 2016 Form 10-K | 39

Our financial performance depends on our ability to develop favorable awareness among, and enroll and retain students; adverse publicity has negatively impacted demand for our programs.
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
During fiscal year 2016, University of Phoenix eliminated its use of third-party operated websites for marketing purposes in order to better manage the University’s marketing message, improve its ability to identify those students more likely to persist in its educational programs, and reduce cost. We believe that this change negatively impacted New Degreed Enrollment in fiscal year 2016.
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
Some of the additional factors that could prevent us from successfully enrolling and retaining students in our programs include:

•	Increased competition from schools offering distance learning and other online educational programs;

•	A decrease in the perceived or actual economic benefits that students derive from our programs or education in general;

•	A decrease in or perceived low student pass rates for professional licenses and other examinations necessary for students to work in their chosen field;

•	Regulatory investigations or enforcement proceedings that may damage our or the industry’s reputation;

•	Increased regulation of online education, including in states in which we do not have a physical presence;

•	Litigation that may damage our reputation;

•	Inability to continue to recruit, train and retain quality faculty;

•	Student or employer dissatisfaction with the quality of our services and programs;

•	Tuition rate reductions by competitors that we are unwilling or unable to match;

•	A decline in the acceptance of online education;

•	Unavailability of ground locations where students want to attend; and

•	Disruptions to our information technology systems.
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
Establishing new academic programs or modifying existing programs requires us to make investments, incur marketing expenses and reallocate other resources. We may have limited experience with the courses in new areas and may need to

Apollo Education Group, Inc. | 2016 Form 10-K | 40

modify our systems and strategy or enter into arrangements with other educational institutions to provide new programs effectively and profitably. If we are unable to offer new programs in a cost-effective manner, or are otherwise unable to manage effectively the operations of newly established academic programs, our business, financial condition and results of operations could be adversely affected.
If we do not maintain existing, and develop additional, relationships with employers, our business may be impaired.
We currently have relationships with large employers to provide their employees with the opportunity to obtain degrees and professional development certificates through us while continuing their employment. These relationships are an important part of our strategy as they provide us with potential working adults for particular programs and also serve to increase our reputation among high-profile employers. In addition, degree-granting programs in which employers directly pay tuition have a beneficial impact on our 90/10 Rule percentage calculation by reducing the proportion of our cash basis revenues attributable to Title IV program funds. If we are unable to develop new relationships or further develop our existing relationships, if our existing relationships deteriorate or end, or if we are unable to offer programs that teach skills demanded by employers, our efforts to seek these sources of potential working adults may be impaired, and this could materially and adversely affect our business and financial condition and our compliance with applicable regulations.
Our acquisitions may not be successful and may result in additional debt or dilution to our shareholders, which could adversely affect our business.
We have acquired and may in the future acquire additional proprietary educational institutions that complement our strategic direction. Any acquisition involves significant risks and uncertainties, including:

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

Apollo Education Group, Inc. | 2016 Form 10-K | 41

Our expansion into new markets outside the U.S. subjects us to risks inherent in international operations.
As part of our growth strategy, we have acquired, and may continue to acquire schools and universities outside the U.S., and otherwise intend to grow our international operations. We will face risks that are inherent in international operations, including:

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
Our current credit facility expires in April 2017. If we cannot arrange a replacement facility prior to that time, or at all, our available liquidity will be reduced which could limit our business operations.
Our existing syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”) expires in April 2017. Due to the current challenging business and regulatory climate for the proprietary education sector and the continued decline in our operating performance, we expect that any subsequent credit facility, if one can be arranged, will be substantially smaller and more expensive than our current facility. We believe that a number of lenders, including members of our Revolving Credit Facility syndicate, have made a decision to exit the proprietary education sector. Accordingly, there is no assurance that we will be able to timely arrange a replacement credit facility on terms acceptable to us or at all, and much will depend on near-term developments in our business and the proprietary education sector generally.
As of August 31, 2016, we had $30 million of outstanding borrowings under the Revolving Credit Facility and approximately $29 million of outstanding letters of credit. Also as of that date, we had $681 million of unrestricted cash and cash equivalents, and marketable securities. If we cannot replace the Revolving Credit Facility, our available liquidity will be reduced, and we may be required to post cash deposits to replace any outstanding letters of credit. In addition, the lack of a credit facility of an adequate size would limit our flexibility to operate our business, perhaps materially, which could adversely impact our future financial condition and operating results.
Brexit and related negative developments in the European Union could adversely impact our business and financial results.
The June 2016 referendum in the United Kingdom (“U.K.”) approving the exit of the U.K. from the European Union (“E.U.”)(widely referred to as “Brexit”) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future students and employees, which could have an adverse effect on our business, financial results and operations. The Referendum is non-binding; however, if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. These measures could impact the markets we serve and the tax jurisdictions in which we operate, and may cause us to lose students and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and education-related regulations as the U.K. determines which E.U. laws to replace or replicate.
The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the British pound. The strengthening of the U.S. dollar relative to other currencies may adversely affect our results of operations, because we translate revenue and expense denominated in foreign currencies into U.S. dollars for our consolidated financial statements.

Apollo Education Group, Inc. | 2016 Form 10-K | 42

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

Apollo Education Group, Inc. | 2016 Form 10-K | 43

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
Our educational institutions employ approximately 19,000 faculty members, of which the substantial majority are adjunct, part-time faculty. In order to effectively educate our students, we must recruit and train a large number of faculty on an ongoing basis and keep our faculty engaged and focused on the mission of delivering quality education. If we cannot attract and retain sufficient qualified faculty members, or we fail to adequately train new faculty members, or our relations with faculty members deteriorate and lead to work stoppages or other disruptions, our ability to serve our students would be impaired and we may be required to reduce the scope or number of the classes available to our students, any of which could have a material adverse impact our business.
If we are unable to successfully conclude pending litigation and governmental inquiries, our business and financial condition could be adversely affected.
We, certain of our subsidiaries, and certain of our current and former directors and executive officers have been named as defendants in various lawsuits and we have received various governmental inquiries. Refer to Note 16, Commitments and Contingencies, and Note 17, Regulatory Matters, in Part II, Item 8, Financial Statements and Supplementary Data, for further discussion of pending litigation and other proceedings. In addition, changes in our business and pending actions by regulators and accreditors may increase the risk of claims.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 44

We may incur liability for the unauthorized duplication, distribution or other use of materials posted online.
In some instances, our employees, including faculty members, or our students may post various articles or other third-party content online in class discussion boards or in other venues including Facebook, PhoenixConnect, University of Phoenix’s proprietary academic social media network, and other social networks. The laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. As a result, we could incur liability to third parties for the unauthorized duplication, distribution or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our various liability insurance coverages, if any, may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material, which may include changing or removing content from our courses, or pay monetary damages, which could have a material adverse affect on our business and financial condition.
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
During fiscal year 2015, the IRS completed its review of our U.S. federal income tax return for fiscal year 2014. Our federal income tax return for fiscal year 2013 is currently open for review by the IRS and we are also participating in the IRS’s Compliance Assurance Process for fiscal years 2015, 2016 and 2017, which is a voluntary program in which taxpayers seek to resolve all or most issues with the IRS prior to or soon after filing their U.S. federal income tax returns. Additionally, we are subject to numerous ongoing audits by state, local and foreign tax authorities with various tax years as early as 2007 that remain subject to examination.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 45

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
However, Nasdaq Listing Rule 5605(b)(2) does require that our independent directors have regularly scheduled meetings at which only independent directors are present (“executive sessions”). In addition, Internal Revenue Code Section 162(m) requires that a compensation committee of outside directors (within the meaning of Section 162(m)) approve performance-based compensation awards to executive officers in order for us to claim deductions for the compensation expense attributable to such awards. Notwithstanding the foregoing exemptions, we do have a majority of independent directors on our Board of Directors and we do have an Audit Committee, a Compensation Committee and a Nominating and Governance Committee composed entirely of independent directors.
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
Transactions involving a change of control of our company may impair our eligibility to participate in Title IV programs, our accreditation and our state licenses in a manner that materially and adversely affects our business.
A change of ownership or control of Apollo Education Group could require recertification by the U.S. Department of Education, the reevaluation of accreditation by HLC and the consent or reauthorization by state and foreign licensing agencies. If we experience a change of ownership or control, then University of Phoenix and certain of our other subsidiaries may cease to be eligible to participate in Title IV programs until recertified by the Department. The continuing participation of University of Phoenix in Title IV programs is critical to our business.
In addition, University of Phoenix is required to report any material change in stock ownership to its principal institutional accrediting body, HLC, and must obtain approval prior to undergoing any transaction that affects, or may affect, its corporate control or governance. In the event of any such change, HLC may undertake an evaluation of the effect of the change on the continuing operations of University of Phoenix for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review. If accreditation by HLC is suspended or withdrawn, University of Phoenix would not be eligible to participate in Title IV programs until the accreditation is reinstated by the Commission or is obtained from another appropriate accrediting body.
In addition, some states in which University of Phoenix is licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.
In connection with our pending merger transaction, we have obtained or are seeking the necessary regulatory approvals.
As discussed above, approximately 51% of our outstanding Class B voting stock, our only class of voting stock, is held by the Class B Trust, and Mr. Peter Sperling beneficially owns the remaining 49% of such shares. If our pending merger transaction is not consummated, a future change in trustees of the Class B Trust, whether resulting from resignation, death, disability or otherwise, may be considered to be a change of control by the Department of Education, HLC or other regulatory authorities, depending on the circumstances.
We cannot prevent a change of ownership or control that would arise from a transfer of voting stock by the Class B Trust or Mr. Peter Sperling, including a transfer that may occur or be deemed to occur upon the resignation, death or incompetency of one or more of the trustees of the Class B Trust.

Apollo Education Group, Inc. | 2016 Form 10-K | 46

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease and own real estate primarily in connection with providing educational programs and services. Our principal executive offices are located in Phoenix, Arizona, and we also maintain senior executive offices in Chicago, Illinois. Our properties consist of the following as of August 31, 2016:

	Leased(4)		Owned
	Square Feet	# of Properties	Square Feet	# of Properties
University of Phoenix(1)	3,935,000	134	—	—
Apollo Global(2)	940,000	73	572,000	17
Other(3)	1,074,000	29	3,000	1
	5,949,000	236	575,000	18
(1) University of Phoenix has closed or is in the process of closing approximately 150 ground locations, as further discussed in Note 2, Restructuring and Impairment Charges, in Part II, Item 8, Financial Statements and Supplementary Data. The University continues to offer many of its academic programs at ground locations in selected major metropolitan areas throughout the U.S.
(2) Apollo Global’s properties are principally located in the United Kingdom, Mexico, Germany, Chile, South Africa, Australia and Brazil.
(3) The substantial majority of Other represents office space located in the U.S.
(4) We are rationalizing certain of our real estate facilities and ground locations in connection with our restructuring activities. The properties in the above table include 2.9 million of square feet we are exiting as part of our restructuring activities for which we still have a remaining lease obligation as of August 31, 2016.
Our properties consist of both office and dual purpose space, which includes classroom and office facilities. Leases generally range from five to ten years and often have renewal options for extended terms. We also lease space from time to time on a short-term basis in order to provide specific courses or programs. We periodically evaluate the current utilization of our educational facilities, projected enrollment and other relevant data to determine facility needs.
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
Item 4. Mine Safety Disclosures
Not applicable.

Apollo Education Group, Inc. | 2016 Form 10-K | 47

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Shareholders
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “APOL.” As of August 31, 2016, there were 202 registered holders of record of our Class A common stock, none of which are entitled to any voting rights. Because many of our shares of Class A common stock are held by banks, brokers and other financial institutions on behalf of shareholders, there are a substantially greater number of shareholders represented by these registered holders.
The following sets forth the high and low sales prices per share for our Class A common stock as reported by the Nasdaq Global Select Market during each quarter of the two most recent fiscal years:

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	High	Low	High	Low	High	Low	High	Low
Fiscal Year 2016	$9.26	$8.81	$9.34	$7.10	$8.94	$6.31	$12.43	$6.83
Fiscal Year 2015	$17.36	$10.20	$28.53	$16.05	$34.55	$24.82	$31.44	$23.30
There is no established public trading market for our Class B common stock and all shares of our Class B common stock are beneficially owned by three registered affiliate holders.
Dividends
Although we are permitted to pay dividends on our Class A and Class B common stock, we have never paid cash dividends on our common stock. Dividends are payable at the discretion of the Board of Directors, and the Articles of Incorporation treat the declaration of dividends on the Class A and Class B common stock in an identical manner as follows: holders of our Class A and Class B common stock are entitled to receive cash dividends, if and to the extent declared by the Board of Directors, payable to the holders of either class or both classes of common stock in equal or unequal per share amounts, at the discretion of the Board of Directors. We do not expect to pay dividends in the foreseeable future. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition and other factors the Board of Directors may consider relevant. We are prohibited from paying dividends under the agreements associated with our pending merger, as described further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pending Merger.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of August 31, 2016. There is no expiration date on the repurchase authorizations and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. We are prohibited from repurchasing shares under the agreements associated with our pending merger, as described further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pending Merger.

Apollo Education Group, Inc. | 2016 Form 10-K | 48

We did not repurchase shares of our Class A common stock during the three months ended August 31, 2016, and the following details changes in our treasury stock during the three months ended August 31, 2016:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase Under the Plans or Programs
Treasury stock as of May 31, 2016	79,814	$49.06	79,814	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(25)	49.06	(25)	—
Treasury stock as of June 30, 2016	79,789	$49.06	79,789	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(150)	49.06	(150)	—
Treasury stock as of July 31, 2016	79,639	$49.06	79,639	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(782)	49.06	(782)	—
Treasury stock as of August 31, 2016	78,857	$49.06	78,857	$52,224

Apollo Education Group, Inc. | 2016 Form 10-K | 49

Company Stock Performance
The following graph compares the five-year cumulative total return attained by shareholders on our Class A common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group, which we modified in fiscal year 2016 as discussed below. Our Old Peer group consists of the following:

Old Peer Group
American Public Education, Inc.	Capella Education Company	DeVry Education Group Inc.	ITT Educational Services, Inc.(1)
Bridgepoint Education, Inc.	Career Education Corporation	Grand Canyon Education, Inc.	Strayer Education, Inc.
(1) In September 2016, ITT Educational Services, Inc.’s common stock was suspended from trading following a notification that proceedings had commenced to delist their common stock. Accordingly, we modified our peer group to remove ITT Educational Services, Inc. to better represent the companies included in our industry. We believe the New Peer Group, which is the same as the Old Peer Group detailed above, excluding ITT Educational Services, Inc., provides a more meaningful comparison to our overall business and operations.
An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the S&P 500 Index, and in the old and new peer groups on August 31, 2011, and its relative performance is tracked through August 31, 2016. The stock price performance included in this graph is based on historical results and is not necessarily indicative of future stock price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Apollo, the S&P 500 Index and Peer Groups
* $100 invested on August 31, 2011 in stock, index and peer groups, including reinvestment of dividends.
Source: Standard & Poor’s.

	Fiscal Year Ending August 31,
	2011	2012	2013	2014	2015	2016
Apollo	$100	$57	$40	$59	$24	$19
S&P 500 Index	100	118	140	175	176	198
New Peer Group	100	66	88	106	78	82
Old Peer Group	100	56	73	83	60	63
The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Apollo Education Group, Inc. | 2016 Form 10-K | 50

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

	As of August 31,
($ in thousands)	2016	2015	2014	2013	2012
Cash and cash equivalents	$464,024	$503,705	$1,228,813	$1,414,485	$1,276,375
Restricted cash and cash equivalents	142,170	198,369	224,135	259,174	318,334
Current marketable securities	197,886	194,676	187,472	105,809	—
Noncurrent marketable securities	18,758	95,815	87,811	43,941	5,946
Total assets(1)	2,012,906	2,201,064	3,081,045	2,996,475	2,868,848
Total debt	90,795	45,646	657,096	692,054	719,911
Total liabilities(1)	936,312	1,044,091	1,835,716	1,878,466	1,944,525
Redeemable noncontrolling interests	5,860	11,915	64,527	—	—
Total equity	1,070,734	1,145,058	1,180,802	1,118,009	924,323

	Year Ended August 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Net revenue	$2,101,850	$2,566,277	$2,996,865	$3,613,851	$4,183,307
Operating (loss) income(2)	(65,593)	114,944	354,964	455,979	700,928
(Loss) income from continuing operations	(81,339)	47,480	221,430	267,477	397,553
Net (loss) income	(91,030)	24,295	204,798	248,965	417,006
Net (loss) income attributable to Apollo	(84,554)	29,755	209,304	248,526	422,678
(Loss) earnings per share - Basic:
Continuing operations attributable to Apollo	$(0.69)	$0.49	$2.03	$2.37	$3.36
Discontinued operations attributable to Apollo	(0.09)	(0.21)	(0.15)	(0.17)	0.12
Basic (loss) income per share attributable to Apollo	$(0.78)	$0.28	$1.88	$2.20	$3.48
(Loss) earnings per share - Diluted:
Continuing operations attributable to Apollo	$(0.69)	$0.49	$2.01	$2.36	$3.34
Discontinued operations attributable to Apollo	(0.09)	(0.22)	(0.15)	(0.17)	0.11
Diluted (loss) income per share attributable to Apollo	$(0.78)	$0.27	$1.86	$2.19	$3.45
Basic weighted average shares outstanding	108,660	108,092	111,354	112,712	121,607
Diluted weighted average shares outstanding	108,660	109,038	112,610	113,285	122,357
(1) Total assets and total liabilities for prior years have been updated to reflect the impact of the retrospective adoption of a new accounting standard during fiscal year 2016, which requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. Refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data.
(2) Operating (loss) income includes:

•	Restructuring and impairment charges of $159.1 million, $81.8 million, $85.3 million, $197.0 million and $55.5 million in fiscal years 2016, 2015, 2014, 2013 and 2012, respectively;

•	Merger, acquisition and other related costs, net of $21.8 million, $6.2 million and $19.8 million in fiscal years 2016, 2015 and 2014, respectively; and

•	Litigation charges (credits) of $0.1 million, $13.9 million, $(24.6) million, and $4.7 million in fiscal years 2015, 2014, 2013 and 2012, respectively.

Apollo Education Group, Inc. | 2016 Form 10-K | 51

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
Overview
Apollo Education Group, Inc. is a private education provider serving students since 1973. We believe that our success depends on providing high quality education and career-focused pathways, tools and services to students to maximize the benefits of their educational experience. We offer undergraduate, graduate, certificate and nondegree educational programs and services, online and on-campus, principally to working adults in the U.S. and abroad.
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2016, University of Phoenix generated 78% of our consolidated net revenue.
Pending Merger
On February 7, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with AP VIII Queso Holdings, L.P., a Delaware limited partnership (“Queso”) and Socrates Merger Sub, Inc., an Arizona corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Queso. Queso is an affiliate of Apollo Management, L.P., a fund managed by an affiliate of Apollo Global Management, LLC, none of which is, or has ever been, affiliated with us. The Vistria Group, LP is a co-investor in Queso. Najafi Companies, LLC is a potential co-investor in Queso. At the effective time of the merger, which, subject to the satisfaction of the closing conditions, is anticipated to be on or before February 1, 2017, the date on which the contract becomes terminable by either party, each share of our issued and outstanding Class A and Class B common stock (other than shares owned by Queso and its subsidiaries and shares owned by us and our subsidiaries) will be converted pursuant to the terms of the Merger Agreement into the right to receive $10.00 per share in cash. On May 6, 2016, the Merger Agreement was approved by the holders of our outstanding Class A and Class B common stock, each voting separately as a class.
Consummation of the Merger is subject to customary and other conditions, including:

(i)	the absence of certain conditions or restrictions in the response of the U.S. Department of Education to the pre-acquisition review application filed by University of Phoenix; and

(ii)	the receipt of consents or approvals from other federal, state and foreign educational governing bodies, including the Higher Learning Commission (“HLC”).
HLC has informed us that it does not intend to review our change of control application until after the Department of Education responds to our pending pre-acquisition review filing and Queso submits to the Department any required additional information. The Department’s review is pending and we cannot predict how the Department will respond to our filing.
In addition, consummation of the Merger is subject to our satisfying certain minimum operating metrics, measured as of the first or second month end preceding the closing date, depending on the day of the month on which closing occurs, as follows:

(i)	Our aggregate cash, cash equivalents and marketable securities must not be less than the specified amount for the applicable month end;

(ii)
University of Phoenix fiscal year-to-date new degreed enrollments as of the applicable month end must not have declined by more than 15% from forecasted levels (which are derived from the projections we prepared in December 2015 in connection with the Merger, which we refer to as the December 2015 forecast);

(iii)
University of Phoenix trailing twelve month net revenue as of the applicable month end shall not have declined by more than 10% from forecasted levels (which are derived from the December 2015 forecast); and

(iv)
Our consolidated trailing twelve month adjusted earnings before interest, taxes, depreciation and amortization as of the applicable month end shall not have declined by more than $75 million from forecasted levels (which are derived from the December 2015 forecast).

We satisfied each of these minimum operating metrics as of September 30, 2016, which is the relevant measurement date for a closing on or prior to November 9, 2016. We currently expect to satisfy these metrics if the closing occurs on or prior to February 1, 2017, which is the date on which the contract becomes terminable by either party if the closing conditions have not been met.
There is no assurance that the conditions to the consummation of the Merger will be satisfied in a timely manner or at all.

Apollo Education Group, Inc. | 2016 Form 10-K | 52

The Merger Agreement may be terminated by each of us and Queso under certain circumstances, including if the Merger is not consummated by 5:00 pm Eastern time on February 1, 2017. Upon termination of the Merger Agreement under certain specified circumstances, but not including a termination solely due to our failure to satisfy the minimum operating metrics described above, we will be required to pay Queso a termination fee of 2.75% of the aggregate per share merger consideration that would have been payable to the Company’s shareholders upon closing of the Merger (approximately $27.5 million), and under other specified circumstances, Queso will be required to pay us a reverse termination fee of $25.0 million. For additional information about some of the consequences that could arise from the failure to consummate the Merger, see Part I, Item 1A, Risk Factors - Risks Related to our Pending Merger - Our pending merger may not be consummated, which may adversely affect our business, and our business may suffer during the pendency of the merger as a result of uncertainty regarding consummation.
Assuming timely receipt of required regulatory approvals and the satisfaction or waiver of all other closing conditions, we anticipate that the Merger will be completed on or before February 1, 2017, the date on which the contract becomes terminable by either party.
On July 7, 2016, HLC formally notified us that the HLC Board of Trustees had voted to defer action on our change of control application until such time as the Department of Education provides us and HLC with a written response to the pre-acquisition applications filed by University of Phoenix and Western International University, and we and/or Queso has filed a substantive response to any requirements stipulated in the Department’s response. HLC indicated that it would consider the matter at a special meeting to be convened within 30 days of receiving the specified information, and that should such information not be received before September 28, 2016, the matter would automatically be scheduled for the November 2016 Board of Trustees meeting. In mid-October, HLC also requested that we update select information in our application for change of control so that HLC would have more current information, as well as requiring us to provide the previously requested Department of Education response and our response to it. We expect the Commission to take substantive action on the application after all such materials have been submitted.
For additional information related to the Merger and the Merger Agreement, please refer to the following:

•	Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2016;

•	Definitive Proxy Statement filed with the Commission on March 23, 2016;

•	Supplement to the Definitive Proxy Statement filed with the Commission on May 2, 2016;

•	Amendments to the Merger Agreement attached to our Current Report on Form 8-K filed with the Commission on May 2, 2016; and

•	Quarterly Report on Form 10-Q filed with the Commission on July 8, 2016.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks relating to our business. For a more detailed discussion of our business, industry and risks, refer to Part I, Item 1, Business, and Part I, Item 1A, Risk Factors.
Rapidly Evolving and Highly Competitive Education Industry
The higher education industry is changing at an increasing pace due to a challenging political and regulatory environment (discussed further below), technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and value, inconsistent quality of secondary education in the U.S. and other factors that challenge many of the core principles underlying the industry. In addition, one of our primary competitive advantages in the U.S. has been materially diminished as a significant and increasing number of traditional four-year and community colleges, which are subject to fewer regulatory constraints, offer an increasing array of distance learning and other online education programs, including programs that are offered wholly online and geared towards the needs of working adults. In recent years we have not competed successfully with these traditional schools and this has contributed to the substantial decline in University of Phoenix enrollment that began in late 2010. See further discussion of enrollment in Results of Operations below.

Apollo Education Group, Inc. | 2016 Form 10-K | 53

University of Phoenix Transformation
The University’s vision is to be recognized as the most trusted provider of career-relevant higher education for working adults. In furtherance of this, the University offers career focused programs and an instructional model designed specifically to meet the educational needs of working adults.
Due in part to the rapidly changing higher education environment, particularly for proprietary institutions, and the competitive factors described above, the University’s enrollment has substantially declined since late 2010. The University is working to stabilize enrollment in the longer term by transforming itself into a more focused, higher retaining and less complex institution, including through:

•
Student outcomes initiatives designed to better prepare incoming students and to help existing students progress in their programs to completion. This includes tailoring initial course sequences to match the academic capabilities of students when they first enroll, continuing to assess our programs to retire or improve those which have lower retention rates or are less career relevant, adding more career-focused pathways that offer certificates and four-year bachelor’s degrees in key growth areas of the employment market, and piloting diagnostic tools for development of enhanced admissions guidelines and pathways expected to be implemented in fiscal year 2017.

•
Student experience initiatives such as concentrating on fewer ground locations in selected major metropolitan areas throughout the U.S. while maintaining a regional presence for both on-ground and online students, and continuing to improve the classroom experience by offering student cohort start dates approximately every five weeks for most programs to optimize class size and classroom dynamics.

•
Brand health and outreach initiatives designed to better manage the University’s marketing message, improve its ability to identify those students more likely to persist in its educational programs, and build on the University’s move away from third-party operated websites for marketing purposes.

•
Operational excellence initiatives designed to reduce costs, improve operations and facilitate future systems upgrades such as continuing the transition of technology systems from proprietary and legacy systems to commercial software and software as a service. This includes the University’s online classroom and developing increased student self-service capabilities in admissions, financial aid, academic planning and class scheduling.

We have experienced significant challenges in accurately predicting the effects on enrollment and retention of the various initiatives that we have developed and deployed in recent years. Accordingly, there is no assurance that our current transformation plan will stabilize enrollment, improve retention or achieve the other intended results, and the broad scope and number of simultaneous changes increases the risk of unexpected challenges and unintended consequences. Some of these initiatives have accelerated the enrollment decline at University of Phoenix in recent years, as discussed further below in Results of Operations. Further, we expect that the University’s enrollment will continue declining as we implement the initiatives; however, we expect the rate of decline to moderate as compared to the rate we experienced during 2016 and that enrollment will not increase prior to fiscal year 2019.
Cost Reductions
We are intensely focused on reengineering our business processes and educational delivery systems to improve efficiencies and reduce costs to align with our declining enrollment and revenue in a manner that does not adversely impact the quality of our services to students. As discussed above, some of the initiatives to transform University of Phoenix have accelerated the near term rate of decline in the University’s enrollment and revenue, which has increased the amount of necessary cost reductions. In furtherance of this, we are closing underutilized or unnecessary University of Phoenix campus locations, reducing our workforce as necessary, streamlining and, where appropriate, automating our administrative and student facing services, outsourcing administrative and other services, evaluating the scope of our academic programs and delaying the implementation of certain of University of Phoenix’s transformation initiatives. Also, we have engaged outside advisors to assist us in identifying and effectuating these cost reduction initiatives. We have significantly reduced our operating costs over recent periods and further significant reductions are increasingly challenging. There is no assurance that we will be able to reduce costs to align with University of Phoenix’s reduced enrollment and revenue, especially if the University’s near term enrollment declines more than anticipated. Although we seek to effect these cost reductions in a manner that does not adversely impact the quality of our services to students, given the magnitude of these changes, they could result in near term disruption to our business which may further decrease our enrollment and revenues. Additionally, our fiscal year 2017 Department of Education financial responsibility composite score will be adversely impacted if we are not successful in reducing costs sufficiently during fiscal year 2017, whether due to our inability to effectuate planned cost reductions, greater than anticipated declines in our enrollment and revenue or other factors. See further discussion under Regulatory Environment - Financial Responsibility Composite Score and Results of Operations below.
Political and Regulatory Environment

Apollo Education Group, Inc. | 2016 Form 10-K | 54

In recent years, there has been substantial and continuing increased focus by various members of the U.S. Congress and federal agencies, including the Department of Education, the Consumer Financial Protection Bureau and the Federal Trade Commission, on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the Higher Education Act. A group of influential U.S. senators has strongly and repeatedly encouraged the Departments of Education, Defense and Veterans Affairs to take action to limit or terminate the participation of proprietary educational institutions, including University of Phoenix, in existing tuition assistance programs.
The 2016 Democratic Party Platform for the November 2016 elections includes a plan highly critical of the proprietary education industry and vows to intensify the current focus on for-profit schools and to strengthen the gainful employment rules applicable to for-profit schools. The outcome of the November 2016 elections in the U.S. could increase the risk that the eligibility of proprietary schools to participate in Title IV student financial aid programs will be limited, perhaps materially.
In late 2014, the Department of Education formed an inter-agency task force focused on the proprietary sector involving multiple federal agencies and departments including the Federal Trade Commission, the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the Securities and Exchange Commission, and numerous state Attorneys General, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices by proprietary higher education institutions. We expect that this challenging political and regulatory environment will continue for proprietary educational institutions, including University of Phoenix, for the foreseeable future, and may intensify.
In recent years, two major proprietary education institutions, together serving over 110,000 students, have ceased operations and filed for bankruptcy protection due to delays in or denial by the Department of Education of Title IV funding for students and requirements to post letters of credit, based in part on the existence of multiple investigations by various regulatory authorities. In neither case were the principal investigations completed nor were substantial enforcement actions commenced and prosecuted to conclusion. Accordingly, proprietary institutions are at risk of harmful delays or denial of Title IV funding for students due to investigations and other preliminary allegations, even if such investigations or allegations may ultimately be found to lack merit.
The following summarizes additional significant political or regulatory matters applicable to our business.

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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum student loan debt service-to-earnings ratios calculated on the basis of the average earnings of program graduates: one test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of deemed discretionary earnings. If a program fails to meet both of the minimum ratios for one year, the institution will be required to provide a warning notice to prospective and enrolled students advising that the program may lose Title IV eligibility based on the final student loan debt service-to-earnings ratios for the next year. Programs that fail to meet both of the minimum ratios for two out of three years will immediately cease to be Title IV eligible for a period of at least three years.
The Department has indicated that it plans to issue the official 2014 gainful employment debt service-to-earnings ratios by January 2017, and we anticipate the 2015 ratios will be issued in early fiscal year 2018. We believe it is likely that some of University of Phoenix’s programs will be impacted by the gainful employment regulations. Beginning in September 2015 and continuing through early fiscal year 2017, the University ceased enrolling or plans to cease enrolling new students in programs it believes may be impacted in connection with its initiatives to transform itself into a more focused, higher retaining and less complex institution. As of August 31, 2016, students in such programs represented approximately 15% of the University’s Degreed Enrollment. Students who are currently enrolled in such programs, and who do not elect to enroll in a different University of Phoenix program, are being taught-out in due course.

Apollo Education Group, Inc. | 2016 Form 10-K | 55

Changes in student borrowing needs and practices, student loan interest rates, labor markets and other factors outside of our control could adversely impact compliance with these regulations for some of our programs in the future. The Department has not yet announced the future, annual protocol for calculating and disseminating the debt service-to-earnings ratios. We will not know of a program’s failure to meet the minimum ratios until well after the measuring period, and therefore students enrolled in such a program could lose their access to federal financial aid before completing the program. Accordingly, we will not have the opportunity to make program changes for any programs that did not meet either of the minimum ratios for 2014. If those programs also do not meet either of the minimum ratios for 2015, they will lose eligibility to participate in Title IV financial aid programs at the time the official 2015 ratios are published, which we anticipate will occur in early fiscal year 2018.

•	U.S. Department of Education Rulemaking Initiatives
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
The proposed regulations would provide repayment relief to borrowers in respect of student loans first disbursed on or after July 1, 2017 where:

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

As proposed, there would be no limitation on claims to discharge future amounts owed by the borrower and a six-year limitation (from the date of the breach) on claims to discharge amounts already paid by the borrower. The proposed regulations also would allow the Department to identify and grant relief to groups of students where there are common facts, including students who have not requested relief.
The proposed borrower defense definitions would not apply for loans first disbursed prior to July 1, 2017, and these loans will remain subject to the current borrower defense definitions; however, under the proposed rules, these loans will follow the same claims process, individual and group, and time limitations.
As proposed, the Department would be entitled to seek reimbursement from the school in most cases in respect of loans discharged under the new procedure.
In addition, the proposed regulations specify early warning triggers regarding financial distress that would automatically require a school to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements upon the occurrence of specified events including, but not limited to:

•	the commencement of a major lawsuit by a state or federal government entity, such as a state Attorney General, the Consumer Financial Protection Bureau or the Federal Trade Commission;

•	the filing of a substantial number of borrower defense claims;

•	default by the school on its debt obligations;

•	failure of the school to satisfy the 90/10 Rule;

•	programs failing to meet gainful employment regulations;

•	accrediting agency actions, including the requirement to submit teach-out plans or being placed on an accreditation status that could result in the school losing its accreditation; and/or

•	any event or condition the Department determines is likely to have a material adverse effect on the business, financial condition or results of operations of the institution.
Each separate triggering event would result in a separate letter of credit requirement of at least 10% of annual Title IV disbursements. If a school experiences any of these triggers, the school would be required to warn prospective and current students that it has been required to provide enhanced financial protection to the Department.
Further, the proposed regulations would also institute a loan repayment rate for proprietary institutions and would require disclosure of such rate to prospective and enrolled students if such rate falls below specified levels.

Apollo Education Group, Inc. | 2016 Form 10-K | 56

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
Recently, two major proprietary higher education institutions were forced to cease operations and seek bankruptcy protection due to delays in Title IV disbursements and requirements to post letters of credit imposed by the Department based in part on the existence of pending state and federal investigations and the Department’s judgment regarding various subjective matters such as the institution’s culture. These regulations, if adopted as proposed, would enhance the power of the Department to take summary action that could harm University of Phoenix and Apollo Education Group, perhaps materially, before we could effectively exercise our due process rights, even if the action is based on pending investigations or legal proceedings that ultimately are determined to lack merit.
The effective date of the proposed regulations, if adopted, cannot be determined at this time, but the proposed regulations could be effective as early as July 1, 2017. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2016/index.html.
A separate negotiated rulemaking process was convened by the Department in November 2013 on a variety of topics. Included among the topics was the proposed establishment of requirements for state authorization of distance education programs in order to demonstrate eligibility for Title IV eligibility. A negotiated rulemaking committee was established and met in early 2014. The committee failed to reach consensus. In July 2016, the Department issued draft regulations to establish new federal requirements for such eligibility.
The proposed regulations would establish new requirements to maintain state authorization for Title IV eligibility for distance education programs. Major provisions include, but are not limited to:

•	Requiring an institution offering distance education to have requisite state authority to offer such programs to state residents if required by the state;

•	Defining and recognizing acceptable state authorization reciprocity agreements;

•	Requiring institutions to document individualized state processes for resolving student complaints; and

•
Requiring an institution to provide extensive public and individualized disclosures to enrolled and prospective students regarding its programs offered solely through distance education, including information concerning adverse actions filed against the school by state entities or accrediting bodies.

As proposed, the regulations could be interpreted to allow individual states to impose new and diverse requirements on institutions and thereby reduce the regulatory and operational efficiency that our schools use in operating under the current State Authorization Reciprocity Agreement (“SARA”), which currently allows our Title IV eligible programs to operate in those states that have adopted SARA with only home state regulatory approval. States that have adopted SARA now constitute the majority of domestic jurisdictions.
Also as proposed, the regulations could be interpreted to require extensive new public disclosures based upon certain actions by accreditors and state entities, including state Attorneys General. Under some interpretations, the regulations could require disclosure to current and prospective students upon the mere filing of an adverse action and long after the initial action was resolved, even if resolved in favor of the institution.
The proposed regulations, if adopted, could result in significant potential risks for our business, since the precise regulatory scope and definitions for individualized state requirements and disclosures may be unclear or subject to interpretation in a manner that is adverse to us and not fully known or predictable in advance, and certain of the potential adverse consequences could arise from the mere commencement of adverse actions by government entities or accrediting bodies, even if these actions and claims ultimately are found to lack merit. Furthermore, the potential significant discretion vested in the Department to interpret and administer the regulations may result in unexpected outcomes that materially and adversely affect our business. In order to reduce the risk associated with these proposed regulations, if adopted, we may need to modify our administrative and other student-facing practices and procedures in a manner that materially increases our costs and reduces our administrative effectiveness.

Apollo Education Group, Inc. | 2016 Form 10-K | 57

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
The composite scores for Apollo Education Group and University of Phoenix, which are calculated as of the end of our fiscal year, were as follows for the indicated periods:

	Fiscal Year
	2016	2015	2014
Apollo Education Group	1.8	2.6	2.5
University of Phoenix	2.9	2.9	2.3
The decline in our fiscal year 2016 consolidated composite score was principally attributable to our decline in profitability, which included $73.4 million of goodwill impairment charges. Refer to Note 8, Goodwill and Intangibles, in Item 8, Financial Statements and Supplementary Data.
We believe that we may be able to take certain corrective measures to maintain composite scores of 1.5 or greater, if we determine that there is increased risk that our composite scores will fall below that level, depending on the circumstances causing the expected decline. However, such measures, if available, may require material modifications to our business and strategy that would adversely impact our future revenue and profitability and/or may involve the issuance of equity or equity-linked securities under challenging circumstances that could result in material dilution to our existing shareholders.

Apollo Education Group, Inc. | 2016 Form 10-K | 58

•	U.S. Department of Education Program Participation Agreement
University of Phoenix’s Title IV Program Participation Agreement expired on December 31, 2012. The University has submitted necessary documentation for recertification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We believe that the University’s application will be renewed in due course. However, we cannot predict whether or to what extent the continued challenging political and regulatory climate, our pending merger, and other recent developments in general relating to the proprietary education sector and our business may have on the timing or outcome of the recertification process.
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
The University will be subject to a heightened compliance review for a period of one-year following the removal of probationary status. During this period, the University will continue to engage with the DoD and complete the production of information and documents previously requested by the DoD. In addition, the University will be subject to an enhanced compliance review in fiscal year 2017.
In fiscal year 2016, funding under the DoD Tuition Assistance Program represented less than 1% of the University’s net revenue.
U.S. Department of Veterans Affairs Educational Benefits
University of Phoenix participates in the Department of Veterans Affairs educational benefits programs (“VA Programs”) for eligible veterans. Under these VA Programs, the educational locations serving veterans are subject to a compliance survey each year. Following the notice of probation in October 2015 from the Department of Defense, which has been subsequently lifted as described above, the Veterans Administration announced the commencement of the annual compliance survey, with an accelerated schedule and increased scope relative to prior years. The annual compliance review was completed with no adverse action imposed on the University. In fiscal year 2016, funding under VA Programs represented approximately 10% of University of Phoenix’s cash basis revenue, calculated on the same basis as for the 90/10 Rule.

Apollo Education Group, Inc. | 2016 Form 10-K | 59

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
Title IV program funding is a potential target for reduction by Congress. Because the majority of our revenue is derived from Title IV programs, any action by Congress that reduces Title IV program funding, or which alters the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on our enrollment and financial condition. Action by Congress or federal agencies could also require us to modify our practices in ways that increase our operating costs.
In addition to possible reductions in Title IV program funding, military benefit programs may be reduced as military branches address decreased funding. Reductions and/or changes in military benefit programs, or changes in our eligibility to participate in such programs, could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage.
Expansion of Global Operations
We have operations on six continents and recently expanded our global operations through the acquisition of Career Partner in the second quarter of fiscal year 2016 as discussed in Other Events below. The integration and operation of acquired businesses in foreign jurisdictions entails substantial regulatory, market and execution risks and, consistent with our experience to date, such acquisitions may not be accretive for an extended period of time. Furthermore, there has been increased focus in recent years on educational institutions in certain of the countries in which we operate.
In mid-October 2016, Apollo Global’s two primary registered training organizations in Australia, Open Colleges Pty Ltd., and Integrated Care & Management Training, Pty Ltd., each received a notice of noncompliance and intention to make a decision to impose sanctions from the Australian Skills Quality Authority (“ASQA”), the national regulator of vocational education programs. The notice, which followed a recent compliance audit, identified several alleged compliance deficiencies and stated that ASQA intended to make a decision on whether to impose sanctions on the institutions which could include cancellation of registration or imposition of lesser sanctions. One of the findings involves a change in the interpretation of applicable course requirements and will require changes in our procedures for student workplace skills assessments used in connection with courses that represent a substantial portion of the Open Colleges institutions’ enrollment.
Implementing an updated workplace skills assessment model in order to address ASQA’s concerns will require operational changes for these institutions and increase operating costs, perhaps substantially, and could have competitive implications.

Apollo Education Group, Inc. | 2016 Form 10-K | 60

We have until November 7, 2016 to respond to this notice of noncompliance. We cannot currently predict the timing or ultimate outcome of this matter. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Changes by a regulator in the interpretation of applicable course requirements could materially impact our Open Colleges business in Australia.
Professional Development and Other Nondegree Programs
Although degree programs represent the substantial majority of our revenue, we have increased our professional development and other nondegree programs, which includes business-to-business product and service offerings, and immersive bootcamp programs in various locations in the U.S. We are focused on expanding these programs both domestically and internationally through our subsidiaries.
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

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements in accordance with GAAP requires management to make certain estimates, assumptions and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Although we believe our estimates, assumptions and judgments are reasonable, actual results may differ from our estimates under different assumptions, judgments or conditions.
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
Revenue Recognition
Substantially all of our net revenue is composed of tuition and fees from educational programs that range in length from one-day seminars to degree and nondegree programs lasting multiple years. University of Phoenix generated the substantial majority of our consolidated net revenue, and substantially all of the University’s net revenue is generated from degree programs. University of Phoenix students fund their education through loans and/or grants from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”), military benefit programs, tuition assistance from their employers, or personal funds.
Our net revenue generally varies from period to period based on several factors, including the aggregate number of students attending educational programs, the number of programs or classes held during the period, and the tuition price per program. The following summarizes our net revenue for the respective periods:

	Year Ended August 31,
($ in thousands)	2016		2015		2014
Tuition and educational services(1)	$2,147,029	102%	$2,646,447	103%	$3,030,064	101%
Educational materials	186,240	9%	224,434	9%	219,085	7%
Other	35,564	2%	21,045	1%	22,715	1%
Gross revenue	2,368,833	113%	2,891,926	113%	3,271,864	109%
Discounts	(266,983)	(13)%	(325,649)	(13)%	(274,999)	(9)%
Net revenue	$2,101,850	100%	$2,566,277	100%	$2,996,865	100%
(1) Tuition and educational services revenue includes $17.4 million, $24.2 million and $32.3 million of tuition benefits for our employees and their eligible dependents during fiscal years 2016, 2015 and 2014, respectively. Such benefits are also included in instructional and student advisory expenses.

Apollo Education Group, Inc. | 2016 Form 10-K | 61

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
Tuition revenue for our Apollo Global operations is generally recognized over the length of the course and/or program. However, we recognize revenue associated with certain online programs, including Open Colleges’ offerings and certain programs at Career Partner, over the contractual period, or the period of time it takes students to complete their program, if shorter. As a result, revenue recognition for such programs generally extends beyond one year.

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

•	Other includes non-tuition revenues such as fees students pay when submitting an enrollment application.

•
Discounts represent institutional scholarships, grants and promotions. This includes reductions in charges for tuition or other fees from our standard rates typically provided to military, corporate and other employer students. Discounts are generally recognized over the period of instruction in the same manner as the related revenue to which the discount relates.

University of Phoenix offers scholarship programs designed to improve the value proposition for students by providing the opportunity to earn increased tuition discounts as they progress in their programs. We estimate the amount of these future discounts based on our historical experience with student persistence and recognize the associated amount either over the period the discount is earned by the student or when the student is no longer eligible, as applicable. As of August 31, 2016 and 2015, we had $43.3 million and $44.7 million, respectively, of student discounts, grants and scholarships liabilities on our Consolidated Balance Sheets, the substantial majority of which represents the estimated amount of future discounts associated with these programs. We routinely evaluate our estimation methodology for these programs and modify them as necessary.
Sales and other indirect taxes collected from students and remitted to governmental authorities are excluded from net revenue. Collected but unremitted sales and other indirect taxes are included as a liability on our Consolidated Balance Sheets and are not material to our consolidated financial statements.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 62

For our Title IV eligible institutions, program participation rules determine if we are required to return a portion of the funds to the U.S. Department of Education when a student with Title IV program funds withdraws. We are then entitled to collect these funds from the students, but collection rates for these types of receivables are significantly lower than our collection rates for receivables from students who remain in our educational programs.
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
As of August 31, 2016, accounts receivable at our Apollo Global institutions represented approximately 50% of our consolidated gross accounts receivable. Our Apollo Global institutions estimate their respective allowance for doubtful accounts primarily based on historical collection experience and the aging of their receivables.
We routinely evaluate our estimation methodologies for all our institutions and educational programs for adequacy and modify them as necessary. In doing so, we believe our allowance for doubtful accounts reflects the amount of receivables that will become uncollectible by considering our most recent collections experience, changes in trends and other relevant facts.
We recorded bad debt expense of $55.9 million, $59.2 million and $53.8 million during fiscal years 2016, 2015 and 2014, respectively. Our allowance for doubtful accounts was $48.7 million and $42.3 million as of August 31, 2016 and 2015, respectively, which approximated 19% and 18% of gross student receivables as of the respective dates. For the purpose of sensitivity:

•	A one percent change in our allowance for doubtful accounts as a percentage of gross student receivables as of August 31, 2016 would have resulted in a pre-tax change in income of $2.6 million; and

•	If our bad debt expense were to change by one percent of net revenue for the fiscal year ended August 31, 2016, we would have recorded a pre-tax change in income of approximately $21.0 million.
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
Finite-lived intangibles are amortized on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the asset are expected to be consumed. The weighted average original useful life of our $40.5 million of finite-lived intangibles as of August 31, 2016 was 6.7 years.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 63

Our goodwill and indefinite-lived intangibles for our reporting units within our reportable segments are summarized below:

($ in thousands)	Annual Impairment Test Date	Goodwill as of August 31,		Indefinite-lived Intangibles as of August 31,
		2016	2015	2016	2015
University of Phoenix	May 31	$—	$71,812	$—	$—
Apollo Global(1):
Open Colleges	July 1	109,002	103,002	—	—
Career Partner	July 1	94,493	—	59,632	—
BPP	July 1	—	—	71,553	84,401
Milpark Education	July 1	16,156	17,760	5,129	5,638
FAEL	July 1	11,421	10,401	11,912	10,849
ULA	May 31	10,429	11,436	1,674	1,835
UNIACC	May 31	—	—	713	665
Other:
The Iron Yard	July 1	15,888	15,888	—	—
College for Financial Planning	August 31	15,310	15,310	—	—
Western International University	May 31	—	1,581	—	—
Total		$272,699	$247,190	$150,613	$103,388
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
Fiscal Year 2016 Impairment Testing
Our market capitalization declined significantly during the first quarter of fiscal year 2016 after we reported our fourth quarter fiscal year 2015 results and our business outlook for fiscal year 2016. We believe the decline in the first quarter of fiscal year 2016 was attributable to University of Phoenix’s lower enrollment, increasing risk associated with the proprietary education sector, and uncertainty associated with its strategy to transform into a more focused, higher retaining and less complex institution. Additionally, some of the initiatives associated with the University’s new strategy have accelerated the enrollment decline at the University and negatively impacted its cash flows in the short-term. Based on the decline in market capitalization, we performed an interim goodwill impairment analysis for University of Phoenix in the first quarter of fiscal year 2016.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 64

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
We did not record any impairment charges associated with our other reporting units as the estimated fair value of each of the reporting units exceeded the carrying value of their respective net assets as of their annual impairment test dates. We elected to perform qualitative assessments for certain of our reporting units. We tested Open Colleges and Milpark Education using a quantitative approach and their estimated fair values exceeded their respective carrying values by margins of approximately 20% and 15%, respectively. We determined the fair values of both Open Colleges and Milpark Education using a combination of the discounted cash flow method and market-based approaches. If the critical assumptions used in our impairment testing for these reporting units deteriorate or are otherwise adversely impacted, a lower fair value estimate may result. In particular, if these or other reporting units do not achieve our forecasts, which could result from increased competition or changes in the applicable regulatory environment, the goodwill could be impaired in the future.
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
The BPP and Career Partner trademarks represent the substantial majority of our indefinite-lived intangibles. We tested the BPP trademark using a quantitative approach and estimated its fair value using the relief-from-royalty method, which represents the benefit of owning the trademark rather than paying royalties for its use. The estimated fair value of the BPP trademark exceeded its carrying value by a margin representing more than 30% of its fair value. We elected to perform a qualitative assessment for the Career Partner trademark, which considered the factors discussed above, including Career Partner’s operating performance following the acquisition in December 2015.
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
During fiscal year 2016, we recorded $2.5 million of long-lived asset impairment charges that are included in Restructuring and impairment charges on our Consolidated Statements of Operations. Refer to Note 2, Restructuring and Impairment Charges in Item 8, Financial Statements and Supplementary Data.
As of August 31, 2016, we believe the carrying amounts of our remaining other long-lived assets are recoverable and no impairment exists. However, we are continuing to reduce costs to align with our declining enrollment and revenue, and changes to our business or other circumstances could lead to potential impairments in the future.
Restructuring and Impairment Charges
Restructuring and impairment charges principally consist of expense associated with non-cancelable lease obligations, severance and other employee separation costs, other related costs and certain goodwill and other long-lived asset impairments. We recognize restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Measuring fair value and recognizing the associated liabilities is subjective and requires significant judgment. For our non-cancelable lease obligations, we record the obligation when we terminate the contract in accordance with the contract terms or when we cease using the right conveyed by the contract. Our employee severance costs are expensed on the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed over the future service period.

Apollo Education Group, Inc. | 2016 Form 10-K | 65

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
Changes to restructuring obligations in periods subsequent to the initial fair value measurement are not measured at fair value. We record a cumulative adjustment resulting from changes in the estimated timing or amount of cash flows associated with restructuring obligations in the period of change using the same discount rate that was initially used to measure the obligation’s fair value. Changes in restructuring obligations resulting from the passage of time are recorded as accretion expense. Adjustments to restructuring obligations, including accretion expense, are included in Restructuring and impairment charges on our Consolidated Statements of Operations.
We have implemented various restructuring activities during prior fiscal years and remain focused on reengineering our business processes and educational delivery systems to improve efficiency and reduce costs to align with our declining enrollment and revenue. As detailed further in Results of Operations in this MD&A, we have incurred $51.1 million, $71.9 million and $85.3 million of restructuring expense in fiscal years 2016, 2015 and 2014, respectively, associated with restructuring activities initiated prior to fiscal year 2016. We incurred $32.1 million of additional restructuring expense in fiscal year 2016 for new restructuring activities initiated during the fiscal year. The following details the changes in our restructuring obligations by type of cost during fiscal year 2016:

	Lease and Related Costs, Net		Severance and Other Employee Separation Costs		Other Restructuring Related Costs		Total
($ in thousands)	2016 Restructuring	Prior Year Restructuring	2016 Restructuring	Prior Year Restructuring	2016 Restructuring	Prior Year Restructuring
August 31, 2015	$—	$74,990	$—	$8,210	$—	$90	$83,290
Expense(1)	—	41,237	30,348	2,475	1,774	7,318	83,152
Other(2)	—	(6,338)	(577)	—	(155)	(5,431)	(12,501)
Payments	—	(45,230)	(26,997)	(9,625)	(1,584)	(1,901)	(85,337)
August 31, 2016(3)	$—	$64,659	$2,774	$1,060	$35	$76	$68,604
(1) Restructuring and impairment charges on our Consolidated Statements of Operations for fiscal year 2016 also includes $73.4 million of goodwill impairment charges and $2.5 million of property and equipment impairment charges.
(2) Other primarily includes accelerated depreciation, share-based compensation and adjustments to certain lease related liabilities such as deferred rent.
(3) The gross, undiscounted obligation associated with our restructuring liabilities as of August 31, 2016 was approximately $130 million, which principally represents lease costs for non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 66

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
We have not provided deferred taxes on unremitted earnings attributable to international subsidiaries that have been considered permanently reinvested. As of August 31, 2016, the unremitted earnings from these operations were not significant.
We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. We classify interest and penalties accrued in connection with unrecognized tax benefits as income tax expense on our Consolidated Statements of Operations. Our total unrecognized tax benefits, excluding interest and penalties, were $10.4 million and $14.8 million as of August 31, 2016 and 2015, respectively. Refer to Note 12, Income Taxes, in Item 8, Financial Statements and Supplementary Data.
New Accounting Standards
For discussion of new accounting standards, refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during fiscal years 2016, 2015 and 2014.
As discussed in the Overview of this MD&A, the U.S. higher education industry is changing at an increasing pace, including significant and increasing competition for the proprietary sector from public and private colleges and universities as these institutions continue to expand their online education programs. These developments have contributed to the substantial decline in University of Phoenix enrollment that began in late 2010.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 67

We categorize our operating expenses principally as follows:

•
Instructional and student advisory - consist primarily of costs related to the delivery and administration of our educational programs and include costs related to faculty, student advisory and administrative compensation, classroom and administration lease expenses (including facilities that are shared and support both instructional and other functions), financial aid processing costs, costs related to the development and enhancement of our educational programs and other related costs. Tuition benefits for our employees and their eligible dependents are recorded as an expense within instructional and student advisory.

•	Marketing - the substantial majority of costs consist of advertising expenses and compensation for marketing personnel. The category also includes other costs directly related to marketing functions.

•	Admissions advisory - the substantial majority of costs consist of compensation for admissions personnel. The category also includes other costs directly related to admissions advisory functions.

•	General and administrative - consist primarily of corporate compensation, legal and professional fees, rent expense, information technology infrastructure costs and other related costs.

•	Depreciation and amortization - consist of depreciation expense on our property and equipment and amortization of our finite-lived intangibles.

•	Provision for uncollectible accounts receivable - consist of expense charged to reduce our accounts receivable to our estimate of the amount we expect to collect.

Apollo Education Group, Inc. | 2016 Form 10-K | 68

Analysis of Consolidated Statements of Operations
The following details our consolidated results of operations. For a more detailed discussion of our operating results by reportable segment, refer to Analysis of Operating Results by Reportable Segment below.

	Year Ended August 31,						% Change 2016 versus 2015	% Change 2015 versus 2014
				% of Net Revenue
($ in thousands)	2016	2015	2014	2016	2015	2014
Net revenue	$2,101,850	$2,566,277	$2,996,865	100.0%	100.0%	100.0%	(18.1)%	(14.4)%
Costs and expenses:
Instructional and student advisory	1,097,155	1,207,535	1,283,194	52.2%	47.0%	42.8%	(9.1)%	(5.9)%
Marketing	354,757	487,759	545,596	16.9%	19.0%	18.2%	(27.3)%	(10.6)%
Admissions advisory	122,662	209,768	215,196	5.8%	8.2%	7.2%	(41.5)%	(2.5)%
General and administrative	246,157	273,662	286,206	11.7%	10.7%	9.6%	(10.1)%	(4.4)%
Depreciation and amortization	109,938	125,303	138,810	5.2%	4.9%	4.6%	(12.3)%	(9.7)%
Provision for uncollectible accounts receivable	55,882	59,205	53,819	2.7%	2.3%	1.8%	(5.6)%	10.0%
Restructuring and impairment charges	159,057	81,800	85,343	7.6%	3.2%	2.8%	*	*
Merger, acquisition and other related costs, net	21,835	6,201	19,837	1.0%	0.2%	0.7%	*	*
Litigation charges	—	100	13,900	—%	—%	0.5%	*	*
Total costs and expenses	2,167,443	2,451,333	2,641,901	103.1%	95.5%	88.2%	(11.6)%	(7.2)%
Operating (loss) income	(65,593)	114,944	354,964	(3.1)%	4.5%	11.8%	*	(67.6)%
Interest income	4,017	3,050	2,230	0.2%	0.1%	0.1%	31.7%	36.8%
Interest expense	(6,722)	(6,595)	(7,914)	(0.3)%	(0.3)%	(0.3)%	1.9%	(16.7)%
Other loss, net	(3,212)	(5,756)	(560)	(0.2)%	(0.2)%	—%	*	*
(Loss) income from continuing operations before income taxes	(71,510)	105,643	348,720	(3.4)%	4.1%	11.6%	*	(69.7)%
Provision for income taxes	(9,829)	(58,163)	(127,290)	(0.5)%	(2.2)%	(4.2)%	(83.1)%	(54.3)%
(Loss) income from continuing operations	(81,339)	47,480	221,430	(3.9)%	1.9%	7.4%	*	(78.6)%
Loss from discontinued operations, net of tax	(9,691)	(23,185)	(16,632)	(0.4)%	(1.0)%	(0.6)%	*	*
Net (loss) income	(91,030)	24,295	204,798	(4.3)%	0.9%	6.8%	*	(88.1)%
Net loss attributable to noncontrolling interests	6,476	5,460	4,506	0.3%	0.3%	0.2%	18.6%	21.2%
Net (loss) income attributable to Apollo	$(84,554)	$29,755	$209,304	(4.0)%	1.2%	7.0%	*	(85.8)%
* Not meaningful
Net Revenue
Our net revenue decreased $464.4 million and $430.6 million, or 18.1% and 14.4%, in fiscal years 2016 and 2015 compared to the respective prior years. The decreases were attributable to net revenue declines at University of Phoenix of 24.1% and 18.4% during the respective periods, principally due to lower enrollment. See discussion of the enrollment decline in Analysis of Operating Results by Reportable Segment - University of Phoenix below. This was partially offset by increases in Apollo Global net revenue.
Instructional and Student Advisory
Instructional and student advisory decreased $110.4 million and $75.7 million, or 9.1% and 5.9%, in fiscal years 2016 and 2015 compared to the respective prior years. This resulted in such expenses increasing as a percentage of net revenue by 520 and 420 basis points, respectively. The decreases in expense were primarily due to lower costs that are more variable in nature such as faculty and curriculum associated with University of Phoenix’s enrollment decline, and lower costs including rent and compensation attributable to our restructuring activities. This was partially offset by costs attributable to Apollo Global’s recent acquisitions.
Marketing
Marketing decreased $133.0 million, or 27.3%, in fiscal year 2016 compared to the prior year, which resulted in a 210 basis point decrease as a percentage of net revenue. The decreases were principally attributable to lower advertising and related costs associated with University of Phoenix eliminating the use of third-party operated websites for marketing purposes in November 2015. The decreases were also attributable to lower headcount as a result of our restructuring activities.

Apollo Education Group, Inc. | 2016 Form 10-K | 69

Marketing decreased $57.8 million, or 10.6%, in fiscal year 2015 compared to the prior year, which resulted in an 80 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower headcount due in part to our restructuring activities, and lower advertising. This was partially offset by advertising costs attributable to Open Colleges, which was acquired in the second quarter of fiscal year 2014.
Admissions Advisory
Admissions advisory decreased $87.1 million and $5.4 million, or 41.5% and 2.5%, in fiscal years 2016 and 2015 compared to the respective prior years. This represented a decrease as a percentage of net revenue of 240 basis points in fiscal year 2016 compared to fiscal year 2015, and an increase of 100 basis points in fiscal year 2015 compared to the prior year. The decreases in expense were principally attributable to lower University of Phoenix headcount as a result of our restructuring activities.
General and Administrative
General and administrative decreased $27.5 million and $12.5 million, or 10.1% and 4.4%, in fiscal years 2016 and 2015 compared to the respective prior years. This resulted in such expenses increasing as a percentage of net revenue by 100 and 110 basis points, respectively. The decreases in expense were primarily due to lower costs attributable to our restructuring activities. The decrease in fiscal year 2016 was partially offset by an increase in expenses in connection with legal and regulatory matters, and the decreases in both fiscal years were partially offset by costs attributable to Apollo Global’s recent acquisitions.
Depreciation and Amortization
Depreciation and amortization decreased $15.4 million and $13.5 million, or 12.3% and 9.7%, in fiscal years 2016 and 2015 compared to the respective prior years. This resulted in such expenses increasing as a percentage of net revenue by 30 basis points in each period. The decreases in expense were principally attributable to lower depreciation expense resulting from a decline in depreciable assets due in part to our restructuring activities. The fiscal year 2015 decrease was also due to reduced amortization expense following the write-off of technology intangibles in the second quarter of fiscal year 2015.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $3.3 million, or 5.6%, in fiscal year 2016 compared to the prior year, which resulted in an increase as a percentage of net revenue of 40 basis points. The decrease in expense was primarily due to lower University of Phoenix enrollment and associated receivables.
Provision for uncollectible accounts receivable increased $5.4 million, or 10.0%, in fiscal year 2015 compared to the prior year, which resulted in an increase as a percentage of net revenue of 50 basis points. The increase principally occurred at Open Colleges as a result of the timing of the acquisition during the second quarter of fiscal year 2014 and its increased enrollment since the acquisition.
Restructuring and Impairment Charges
Restructuring and impairment charges includes the following for the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Restructuring charges	$83,152	$71,921	$85,343
Goodwill impairments(1)	73,393	—	—
Property and equipment impairment(2)	2,512	9,879	—
Restructuring and impairment charges	$159,057	$81,800	$85,343
(1) Refer to Note 8, Goodwill and Intangibles, in Item 8, Financial Statements and Supplementary Data, for a discussion of goodwill impairment charges recorded during fiscal year 2016.
(2) During fiscal years 2016 and 2015, we recorded property and equipment impairment charges associated with University of Phoenix’s remaining ground locations and from our abandonment of certain software.
We have implemented various restructuring activities during prior fiscal years and remain focused on reengineering our business processes and educational delivery systems to improve efficiency and reduce costs to align with our declining enrollment and revenue. The activities initiated in prior years and those initiated in fiscal year 2016 are described below. Additionally, we intend to further reduce costs in future periods to align with our declining enrollment and revenue, and expect to incur material charges associated with other future restructuring activities.

Apollo Education Group, Inc. | 2016 Form 10-K | 70

The following summarizes the restructuring charges in our segment reporting format for the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
University of Phoenix	$53,174	$40,446	$61,899
Apollo Global	660	585	6,091
Other	29,318	30,890	17,353
Restructuring charges	$83,152	$71,921	$85,343
Our restructuring activities initiated prior to fiscal year 2016 principally included closing approximately 150 University of Phoenix ground locations, rationalizing our leased administrative office facilities, and workforce reductions. During fiscal year 2016, we incurred $51.0 million of expense for these prior year activities. The majority of the expense represents initial charges for the estimated fair value of future contractual operating lease obligations which are recorded when we cease using the respective facility, and an increase in our estimated future cash payments associated with exiting additional space at other locations included in the rationalization plan. We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates, which have ranged between 3%-7% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. As of August 31, 2016, we have recorded adjustments to our initial lease obligation liabilities for interest accretion and adjustments for changes in estimated sublease income.
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
As of August 31, 2016, we had approximately $48 million of remaining lease obligations associated with the locations that we expect to close as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We will incur lease obligation charges for these locations when we cease using the respective facilities. We will also continue to incur interest accretion, and may record additional adjustments in future periods for the estimated obligations associated with facilities we have already exited.
We have implemented workforce reductions and expense such costs on the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed over the future service period. Many of the employees at ground locations we are closing continue to provide services until we complete the respective teach-out obligations. For workforce reductions initiated prior to fiscal year 2016, we have incurred $2.5 million, $30.0 million, and $33.2 million of severance and other employee separation costs in fiscal years 2016, 2015 and 2014, respectively.
For new restructuring activities initiated during fiscal year 2016, we incurred $32.1 million of expense. Substantially all of the expense represents severance and other employee separation costs associated with the elimination of approximately 1,500 positions. The expense associated with these activities is reflected in our segment reporting as follows: $17.2 million in University of Phoenix, $2.3 million in Apollo Global and $12.6 million in Other.
Refer to Note 2, Restructuring and Impairment Charges, in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference, for further information on our restructuring activities.
Merger, Acquisition and Other Related Costs, Net
Merger, acquisition and other related costs, net includes costs related to our potential merger, transaction costs to complete our acquisitions, costs related to other potential acquisitions that were not completed and changes in the fair value of contingent consideration associated with our acquisitions.
The $21.8 million of net expense in fiscal year 2016 principally represents professional fees associated with our pending merger discussed further in the Overview of this MD&A. We also incurred transaction costs associated with our acquisition of Career Partner completed in December 2015. This was partially offset by a decrease in the estimated fair value of certain of our contingent consideration arrangements. Refer to Note 9, Fair Value Measurements, in Item 8, Financial Statements and Supplementary Data.

Apollo Education Group, Inc. | 2016 Form 10-K | 71

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
Provision for Income Taxes
We generated a pre-tax loss for fiscal year 2016, and our corresponding effective income tax rate for continuing operations was significantly impacted by the $71.8 million University of Phoenix goodwill impairment charge. This impairment charge was not deductible for tax purposes.
Our effective income tax rate for continuing operations was 55.1% and 36.5% for fiscal years 2015 and 2014, respectively. The increase in our fiscal year 2015 effective tax rate compared to the prior year was principally attributable to the following:

•	A $10.1 million valuation allowance recorded in fiscal year 2015 associated with Open Colleges’ deferred taxes;

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
Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the respective periods:

	Year Ended August 31,			2016 versus 2015		2015 versus 2014
($ in thousands)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Net revenue:
University of Phoenix	$1,631,412	$2,148,312	$2,632,949	$(516,900)	(24.1)%	$(484,637)	(18.4)%
Apollo Global	433,700	391,217	338,008	42,483	10.9%	53,209	15.7%
Other	36,738	26,748	25,908	9,990	37.3%	840	3.2%
Net revenue	$2,101,850	$2,566,277	$2,996,865	$(464,427)	(18.1)%	$(430,588)	(14.4)%
Operating (loss) income:
University of Phoenix	$80,226	$257,366	$499,699	$(177,140)	(68.8)%	$(242,333)	(48.5)%
Apollo Global	(37,895)	(49,527)	(74,189)	11,632	23.5%	24,662	33.2%
Other	(107,924)	(92,895)	(70,546)	(15,029)	(16.2)%	(22,349)	(31.7)%
Operating (loss) income	$(65,593)	$114,944	$354,964	$(180,537)	*	$(240,020)	(67.6)%
* Not meaningful
University of Phoenix
University of Phoenix’s net revenue decreased $516.9 million and $484.6 million, or 24.1% and 18.4%, in fiscal years 2016 and 2015, respectively, compared to the prior years. The decreases in both fiscal years were principally attributable to lower Average Degreed Enrollment as discussed below. The University’s revenue also decreased in fiscal year 2016 due to its transition to a reduced number of student cohort start dates, which resulted in students taking fewer courses during fiscal year 2016 as the new start dates were phased in, and the University’s increased use of discounts, grants and scholarships. Discounts,

Apollo Education Group, Inc. | 2016 Form 10-K | 72

grants and scholarships increased 90 and 330 basis points as a percentage of the University’s gross revenue in fiscal years 2016 and 2015, respectively, compared to the prior years.
The University’s future net revenue will be impacted by pricing changes, changes in enrollment and student mix within programs, and discounts, grants and scholarships.
The following details University of Phoenix student enrollment for the respective periods:

	Average Degreed Enrollment(1), (2)					Aggregate New Degreed Enrollment(1), (3)
(Rounded to the nearest hundred)	Year Ended August 31,			% Change		Year Ended August 31,			% Change
	2016(4)	2015	2014	2016-2015	2015-2014	2016	2015	2014	2016-2015	2015-2014
Students	165,600	214,500	251,500	(22.8)%	(14.7)%	79,000	123,800	146,700	(36.2)%	(15.6)%
(1) Refer to Part I, Item 1, Business - University of Phoenix, for definitions of Degreed Enrollment and New Degreed Enrollment, and the related quarterly trends.
(2) Represents the average of quarterly Degreed Enrollment from the beginning to the end of the respective fiscal years.
(3) Represents the sum of the four quarters of New Degreed Enrollment in the respective fiscal years.
(4) As described in Part I, Item 1, Business - University of Phoenix, Degreed Enrollment includes students who attended a credit bearing course during the quarter and had not graduated as of the end of the quarter. The proportion of students included in Degreed Enrollment who have completed their academic work but not yet formally graduated (“academically complete students”) increased during the third and fourth quarters of fiscal year 2016 compared to prior periods due to changes in the manner in which graduation applications are processed. We estimate that the number of academically complete students reflected in this increase is approximately 2,000 - 3,000 for both the third and fourth quarters of fiscal year 2016.
University of Phoenix Average Degreed Enrollment decreased 22.8% and 14.7% in fiscal years 2016 and 2015 compared to the respective prior years primarily due to the continued decline in New Degreed Enrollment. We believe the following factors, some of which are discussed in more detail in the Overview of this MD&A, contributed to the decrease:

•
University of Phoenix enrollment continues to be adversely impacted by the rapidly evolving and highly competitive education industry, which includes adverse publicity associated with the challenging political and regulatory environment, particularly for the proprietary education sector; and

•
Recently launched initiatives as part of the University’s transformation strategy, including eliminating the use of third-party operated websites for marketing purposes and the retiring of a number of lower retaining associate’s degree programs. Some of these initiatives have accelerated the enrollment decline at University of Phoenix in recent years, and we expect that the University’s enrollment will continue declining in the near term.

University of Phoenix’s operating income decreased $177.1 million and $242.3 million, or 68.8% and 48.5%, in fiscal years 2016 and 2015 compared to the respective prior years. The University’s operating results were impacted by restructuring and impairment charges of $125.0 million, $50.3 million and $61.9 million in fiscal years 2016, 2015 and 2014, respectively.
The University’s operating results declined in both fiscal years compared to the respective prior years due to lower net revenue, which was partially offset by lower costs attributable to our restructuring activities, lower advertising expense, and decreases in costs that are more variable in nature.
Apollo Global
Apollo Global’s net revenue increased $42.5 million and $53.2 million, or 10.9% and 15.7%, in fiscal years 2016 and 2015 compared to the respective prior years. The increases in both fiscal years were primarily due to revenue from recent acquisitions and higher enrollment at international institutions, which were partially offset by the impact of foreign exchange rates (approximately $40 million and $34 million for the respective periods).
Apollo Global’s operating loss decreased $11.6 million and $24.7 million in fiscal years 2016 and 2015 compared to the respective prior years. Apollo Global’s operating results include the following during the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Depreciation and amortization	$38,807	$39,376	$38,168
Merger, acquisition and other related costs, net	3,914	1,299	18,990
Restructuring and impairment charges	660	585	6,091
Foreign indirect tax assessment reversal(1)	—	—	(11,173)
(1) This is included in Instructional and student advisory on our Consolidated Statements of Operations.

Apollo Education Group, Inc. | 2016 Form 10-K | 73

Other
Other net revenue increased $10.0 million and $0.8 million in fiscal years 2016 and 2015 compared to the respective prior years primarily due to revenue from The Iron Yard, which we acquired in the fourth quarter of fiscal year 2015.
Other operating losses increased $15.0 million and $22.3 million in fiscal years 2016 and 2015 compared to the respective prior years. The increase in fiscal year 2016 was primarily due to an increase in Merger, acquisition and other related costs, net (mainly costs associated with our pending merger) and an increase in expenses in connection with legal and regulatory matters. The increase in fiscal year 2015 was principally attributable to an increase in restructuring charges.
Liquidity, Capital Resources, and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. Our ability to deploy currently available liquidity is constrained by our need to maintain U.S. Department of Education financial responsibility composite scores of at least 1.5, and, if the scores fall below 1.5, would adversely impact our ability to finance the operation of our business. Additionally, our existing $625 million Revolving Credit Facility described below expires in April 2017. Furthermore, access to the credit markets and other sources of liquidity, including utilization of our Revolving Credit Facility described below, may be adversely affected if we experience regulatory compliance challenges, reduced availability of Title IV program funding, or other adverse effects on our business from regulatory or legislative changes. For a detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate.
Our existing syndicated $625 million credit facility expires in April 2017. Due to the current challenging business and regulatory climate for the proprietary education sector and the continued decline in our operating performance, we expect that any subsequent credit facility, if one can be arranged, will be substantially smaller and more expensive than our current facility. We believe that a number of lenders, including members of our Revolving Credit Facility syndicate, have made a decision to exit the proprietary education sector. Accordingly, there is no assurance that we will be able to timely arrange a replacement credit facility on terms acceptable to us or at all, and much will depend on near-term developments in our business and the proprietary education sector generally.
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic operations and placed with high-credit-quality financial institutions. The following provides a summary of these financial instruments as of the respective period ends:

				% of Total Assets at August 31,
	August 31,		% Change
($ in thousands)	2016	2015		2016	2015
Cash and cash equivalents	$464,024	$503,705	(7.9)%	23.1%	22.9%
Restricted cash and cash equivalents	142,170	198,369	(28.3)%	7.1%	9.0%
Current marketable securities	197,886	194,676	1.6%	9.8%	8.8%
Noncurrent marketable securities	18,758	95,815	(80.4)%	0.9%	4.4%
Total	$822,838	$992,565	(17.1)%	40.9%	45.1%
Cash and cash equivalents (excluding restricted cash) decreased $39.7 million primarily due to $97.3 million paid to acquire Career Partner and $73.1 million for capital expenditures. These items were partially offset by $68.8 million of marketable securities maturities and sales (net of purchases), $45.1 million of cash provided by operations and $20.7 million of proceeds from borrowings (net of payments on borrowings).
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of August 31, 2016, the unremitted earnings from these operations were not significant.
As of August 31, 2016, our cash and restricted cash equivalents included $66.3 million of money market funds that we measure at fair value. We determine fair value of these funds using a market approach with Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets. Our remaining cash and cash equivalents approximate fair value because of the short-term nature of the financial instruments.
Our marketable securities, which principally include corporate bonds and tax-exempt municipal bonds, have original maturities to us greater than three months, and contractual maturities that will occur within two years. Our marketable securities are classified as available-for-sale and are measured at fair value. We determine the fair value of these investments using a market approach with Level 2 observable inputs including quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active. Refer to Note 5, Financial Instruments, in Item 8, Financial Statements and Supplementary Data.

Apollo Education Group, Inc. | 2016 Form 10-K | 74

Debt
In fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”), which expires in April 2017. The Revolving Credit Facility is used for general corporate purposes, which may include acquisitions and share repurchases, and can also be used for borrowings in certain foreign currencies and letters of credit, in each case up to specified sublimits.
As of August 31, 2016, we had $30 million of outstanding borrowings under the Revolving Credit Facility and approximately $29 million of outstanding letters of credit. We repaid the entire amount borrowed under the Revolving Credit Facility as of August 31, 2016 subsequent to fiscal year end, and the outstanding borrowings as of August 31, 2016 are included in Short-term borrowings and current portion of long-term debt on our Consolidated Balance Sheets. We also borrowed $50 million under the Revolving Credit Facility during the second quarter of fiscal year 2016, but subsequently repaid the amount later in the same quarter.
As of August 31, 2015, we had approximately $41 million of outstanding letters of credit and no outstanding borrowings under the Revolving Credit Facility.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from Prime + 25 to 85 basis points. The weighted average interest rate on outstanding short-term borrowings under the Revolving Credit Facility at August 31, 2016 was 3.8%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at August 31, 2016 and 2015.
Other debt principally includes debt at subsidiaries of Apollo Global and other obligations. The weighted average interest rate on our outstanding other debt at August 31, 2016 and 2015 was 6.0% and 5.6%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.
Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Net (loss) income	$(91,030)	$24,295	$204,798
Non-cash items	292,972	287,385	241,109
Changes in assets and liabilities, excluding the impact of acquisitions and disposition	(156,858)	(143,098)	(70,000)
Net cash provided by operating activities	$45,084	$168,582	$375,907
Fiscal Year 2016 - Our non-cash items primarily consisted of $109.9 million of depreciation and amortization, $77.6 million of impairment charges and losses on asset dispositions, a $55.9 million provision for uncollectible accounts receivable, $32.9 million of share-based compensation, and $15.8 million of restructuring accelerated depreciation. The changes in assets and liabilities primarily consisted of the following:

•	An $85.7 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•
A $65.8 million decrease in student deposits principally attributable to the enrollment decline at University of Phoenix, which was partially offset by a corresponding decrease in restricted cash and cash equivalents at University of Phoenix;

•	A $63.4 million decrease in accrued and other liabilities principally attributable to the timing of our payroll cycle and a decrease in our restructuring liabilities; and

•	A $25.7 million decrease in current deferred revenue principally attributable to the enrollment decline at University of Phoenix.

Apollo Education Group, Inc. | 2016 Form 10-K | 75

We monitor University of Phoenix accounts receivable through a variety of metrics, including days sales outstanding. We calculate the University’s days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into its gross student accounts receivable balance as of the end of the period. As of August 31, 2016, University of Phoenix’s days sales outstanding was 30 days compared to 21 days as of August 31, 2015. The increase in days sales outstanding was principally attributable to higher University of Phoenix gross student receivables as of August 31, 2016 primarily due to the timing of student cohort start dates and financial aid funds received by the University at the end of the respective fiscal years.
Fiscal Year 2015 - Our non-cash items primarily consisted of $132.0 million of depreciation and amortization, a $59.2 million provision for uncollectible accounts receivable, $39.8 million of impairment charges and losses on asset dispositions, $38.7 million of share-based compensation, and $12.8 million of restructuring accelerated depreciation. The changes in assets and liabilities primarily consisted of the following:

•
A $79.0 million decrease in accrued and other liabilities principally attributable to the payment of accrued bonus, a decrease in our restructuring liabilities, and the payment of the Open Colleges contingent consideration;

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

•
A $30.7 million decrease in student deposits principally due to the enrollment decline at University of Phoenix, which was offset by a corresponding decrease in restricted cash and cash equivalents at University of Phoenix.

Investing Activities
The following provides a summary of our investing cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Acquisitions, net of cash acquired	$(97,277)	$(31,705)	$(119,454)
Capital expenditures	(73,074)	(97,961)	(100,666)
Maturities and sales (purchases) of marketable securities, net	68,805	(20,007)	(130,803)
Other	(3,440)	(4,628)	606
Net cash used in investing activities	$(104,986)	$(154,301)	$(350,317)
Fiscal Year 2016 - Cash used in investing activities primarily consisted of $97.3 million paid to acquire Career Partner and $73.1 million used for capital expenditures. This was partially offset by $68.8 million of marketable securities maturities and sales (net of purchases).
Fiscal Year 2015 - Cash used in investing activities primarily consisted of $98.0 million used for capital expenditures, $31.7 million used to acquire FAEL and The Iron Yard, and $20.0 million of marketable securities purchases (net of maturities and sales).
Fiscal Year 2014 - Cash used in investing activities primarily consisted of $130.8 million of marketable securities purchases (net of maturities and sales), $119.5 million used to acquire Open Colleges and Milpark Education, and $100.7 million used for capital expenditures.

Apollo Education Group, Inc. | 2016 Form 10-K | 76

Financing Activities
The following provides a summary of our financing cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Proceeds from (payments on) borrowings, net	$20,737	$(608,935)	$(36,691)
Share repurchases	(4,454)	(44,723)	(172,709)
Purchase of noncontrolling interests	—	(51,485)	(893)
Payment for contingent consideration	—	(21,371)	—
Share reissuances	1,174	1,538	1,793
Other	—	236	(2,858)
Net cash provided by (used in) financing activities	$17,457	$(724,740)	$(211,358)
Fiscal Year 2016 - Cash provided by financing activities primarily consisted of $20.7 million of proceeds from borrowings (net of payments on borrowings). The share repurchases during fiscal year 2016 related to tax withholding requirements on share-based awards. We did not repurchase shares under our share repurchase program during fiscal year 2016.
As of August 31, 2016, we had $52.2 million available under our share repurchase authorization. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. We are prohibited from repurchasing shares under the agreements associated with our pending merger, as described in the Overview of this MD&A.
Fiscal Year 2015 - Cash used in financing activities primarily consisted of $608.9 million used for payments on borrowings (net of proceeds from borrowings), $51.5 million for the purchase of the noncontrolling interests in Open Colleges, $44.7 million used for share repurchases and $21.4 million representing the financing portion of our Open Colleges contingent consideration payment. Share repurchases consisted of $38.1 million used to repurchase 1.4 million shares at a weighted average purchase price of $26.45 per share, and additional repurchases related to tax withholding requirements on share-based awards.
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
Contractual Obligations and Other Commercial Commitments
The following summarizes our contractual obligations and other commercial commitments as of August 31, 2016:

	Payments Due by Fiscal Year
($ in thousands)	2017	2018-2019	2020-2021	Thereafter	Total
Debt(1)	$50,553	$8,331	$5,853	$—	$64,737
Operating lease obligations	138,190	211,218	122,141	241,454	713,003
Capital lease obligations	6,368	6,321	4,598	14,764	32,051
Stadium naming rights(2)	7,785	16,279	17,270	45,188	86,522
Uncertain tax positions(3)	8,644	—	—	1,829	10,473
Other obligations(4)	36,166	19,757	2,499	—	58,422
Total	$247,706	$261,906	$152,361	$303,235	$965,208
(1) Amounts include expected future interest payments.
(2) Represents an agreement for naming rights to the Glendale, Arizona Sports Complex until 2026.
(3) Represents our liability for unrecognized tax positions, including interest and penalties, with the fiscal year 2017 amount representing the portion we have classified as a current liability as of August 31, 2016. However, we are uncertain as to if or when such amounts may be settled. Refer to Note 12, Income Taxes, in Item 8, Financial Statements and Supplementary Data.
(4) Represents obligations to purchase goods and services that are enforceable and legally binding and principally includes amounts relating to information technology, administration services, and marketing.

Apollo Education Group, Inc. | 2016 Form 10-K | 77

In addition to the commitments included in the above table, we have contingent consideration and redeemable noncontrolling interests associated with our acquisitions and other transactions. Refer to Note 9, Fair Value Measurements, and Note 13, Shareholders’ Equity and Redeemable Noncontrolling Interests, in Item 8, Financial Statements and Supplementary Data.
Further, on February 7, 2016, we entered into a merger agreement as discussed further in the Overview of this MD&A.
We have no other material commercial commitments not described above.
Off-Balance Sheet Arrangements
Our insurers issue surety bonds for us that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of August 31, 2016, the face amount of these surety bonds was approximately $22 million. We also had approximately $29 million of outstanding letters of credit as of August 31, 2016, which support certain of our obligations and guarantees provided by our subsidiaries as part of our normal operations for which fair value is not material.
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
Foreign Currency Exchange Risk
The substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, because a significant portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, which include the British pound, Australian dollar, euro, South African rand, Brazilian real and Mexican peso.
We use the U.S. dollar as our reporting currency. The functional currencies of our foreign subsidiaries are generally the local currencies. Accordingly, our foreign currency exchange risk is related to the following exposure areas:

•
Adjustments resulting from the translation of assets and liabilities of the foreign subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet dates. These translation adjustments are recorded in in shareholders’ equity as a component of Accumulated other comprehensive loss;

•	Earnings volatility from the translation of income and expense items of the foreign subsidiaries using an average monthly exchange rate for the respective periods; and

•
Gains and losses resulting from foreign currency exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions. These items are recorded in Other loss, net on our Consolidated Statements of Operations.

In fiscal year 2016, we recorded $7.0 million of net foreign currency translation losses that are included in other comprehensive (loss) income. These losses are primarily the result of the strengthening of the U.S. dollar relative to the British pound, which declined in value compared to the U.S. dollar following the United Kingdom’s (“U.K.”) referendum during June 2016 approving the exit of the U.K. from the European Union (“E.U.”) (widely referred to as “Brexit”). The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the British pound. Brexit could cause disruptions to and create uncertainty surrounding our business, including continued increased volatility in exchange rates, as the future terms of the U.K.’s relationship with the E.U. are determined. Refer to Part I, Item 1A, Risk Factors - Brexit and related negative developments in the European Union could adversely impact our business and financial results.

Apollo Education Group, Inc. | 2016 Form 10-K | 78

The following outlines our net asset exposure by foreign currency (defined as foreign currency assets less foreign currency liabilities and excluding intercompany balances) denominated in U.S. dollars for foreign currencies in which we have significant assets and/or liabilities as of August 31:

($ in thousands)	2016	2015
Australian dollar	$102,260	$104,780
Euro	99,260	—
British pound	87,528	92,491
Brazilian real	25,827	24,262
South African rand	23,511	24,679
Mexican peso	15,945	16,129
During fiscal year 2016, we recorded a net foreign currency related gain on our Consolidated Statements of Operations of $0.2 million and net losses of $2.4 million and $1.0 million during fiscal years 2015 and 2014, respectively. We generally have not used derivative contracts to hedge foreign currency exchange rate fluctuations.
Interest Rate Risk
Our interest income and interest expense is sensitive to fluctuations in interest rates in the U.S. and certain international countries. Changes in interest rates affect the interest earned on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities, and the cost associated with our debt.
Interest Income
As of August 31, 2016, we had $822.8 million of cash and cash equivalents, restricted cash and cash equivalents, and marketable securities. During fiscal year 2016, our interest rate yields were less than 1%, and we earned interest income of $4.0 million. A reduction in interest rates would not have a material impact on our interest income.
Interest Expense
We have exposure to changing interest rates primarily associated with our variable rate debt. As of August 31, 2016, we had $90.8 million of outstanding debt that matures as follows:

($ in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Fixed-rate debt(1)	$8,637	$5,741	$5,505	$4,789	$4,464	$13,646	$42,782
Variable-rate debt(1)	46,972	409	632	—	—	—	48,013
Total	$55,609	$6,150	$6,137	$4,789	$4,464	$13,646	$90,795
(1) The weighted-average interest rates on our fixed-rate and variable-rate debt at August 31, 2016 were 4.1% and 4.4%, respectively.

Apollo Education Group, Inc. | 2016 Form 10-K | 79

Item 8. Financial Statements and Supplementary Data

Apollo Education Group, Inc. | 2016 Form 10-K | 80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Education Group, Inc. and Subsidiaries
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Apollo Education Group, Inc. and subsidiaries (the “Company”) as of August 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended August 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apollo Education Group, Inc. and subsidiaries as of August 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 20, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 20, 2016

Apollo Education Group, Inc. | 2016 Form 10-K | 81

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of August 31,
(In thousands)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$464,024	$503,705
Restricted cash and cash equivalents	142,170	198,369
Marketable securities	197,886	194,676
Accounts receivable, net	224,990	198,459
Prepaid taxes	19,287	38,371
Other current assets	40,368	48,823
Assets of business held for sale	—	40,897
Total current assets	1,088,725	1,223,300
Marketable securities	18,758	95,815
Property and equipment, net	332,702	370,281
Goodwill	272,699	247,190
Intangible assets, net	191,146	143,244
Deferred taxes	78,366	92,105
Other assets	30,510	29,129
Total assets	$2,012,906	$2,201,064
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$55,609	$14,080
Accounts payable	59,640	64,100
Student deposits	178,160	245,470
Current deferred revenue	188,092	186,950
Accrued and other current liabilities	233,976	280,847
Liabilities of business held for sale	—	40,897
Total current liabilities	715,477	832,344
Long-term debt	35,186	31,566
Deferred taxes	16,323	7,729
Other long-term liabilities	169,326	172,452
Total liabilities	936,312	1,044,091
Commitments and contingencies
Redeemable noncontrolling interests	5,860	11,915
Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized; none issued	—	—
Apollo Class A nonvoting common stock, no par value, 400,000 shares authorized; 188,007 issued as of August 31, 2016 and 2015, and 109,150 and 107,925 outstanding as of August 31, 2016 and 2015, respectively	103	103
Apollo Class B voting common stock, no par value, 3,000 shares authorized; 475 issued and outstanding as of August 31, 2016 and 2015	1	1
Additional paid-in capital	—	—
Apollo Class A treasury stock, at cost, 78,857 and 80,082 shares as of August 31, 2016 and 2015, respectively	(3,868,341)	(3,928,419)
Retained earnings	5,024,528	5,153,452
Accumulated other comprehensive loss	(85,957)	(80,579)
Total Apollo shareholders’ equity	1,070,334	1,144,558
Noncontrolling interests	400	500
Total equity	1,070,734	1,145,058
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,012,906	$2,201,064
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | 2016 Form 10-K | 82

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
(In thousands, except per share data)	2016	2015	2014
Net revenue	$2,101,850	$2,566,277	$2,996,865
Costs and expenses:
Instructional and student advisory	1,097,155	1,207,535	1,283,194
Marketing	354,757	487,759	545,596
Admissions advisory	122,662	209,768	215,196
General and administrative	246,157	273,662	286,206
Depreciation and amortization	109,938	125,303	138,810
Provision for uncollectible accounts receivable	55,882	59,205	53,819
Restructuring and impairment charges	159,057	81,800	85,343
Merger, acquisition and other related costs, net	21,835	6,201	19,837
Litigation charges	—	100	13,900
Total costs and expenses	2,167,443	2,451,333	2,641,901
Operating (loss) income	(65,593)	114,944	354,964
Interest income	4,017	3,050	2,230
Interest expense	(6,722)	(6,595)	(7,914)
Other loss, net	(3,212)	(5,756)	(560)
(Loss) income from continuing operations before income taxes	(71,510)	105,643	348,720
Provision for income taxes	(9,829)	(58,163)	(127,290)
(Loss) income from continuing operations	(81,339)	47,480	221,430
Loss from discontinued operations, net of tax	(9,691)	(23,185)	(16,632)
Net (loss) income	(91,030)	24,295	204,798
Net loss attributable to noncontrolling interests	6,476	5,460	4,506
Net (loss) income attributable to Apollo	$(84,554)	$29,755	$209,304
(Loss) earnings per share - Basic:
Continuing operations attributable to Apollo	$(0.69)	$0.49	$2.03
Discontinued operations attributable to Apollo	(0.09)	(0.21)	(0.15)
Basic (loss) income per share attributable to Apollo	$(0.78)	$0.28	$1.88
(Loss) earnings per share - Diluted:
Continuing operations attributable to Apollo	$(0.69)	$0.49	$2.01
Discontinued operations attributable to Apollo	(0.09)	(0.22)	(0.15)
Diluted (loss) income per share attributable to Apollo	$(0.78)	$0.27	$1.86
Basic weighted average shares outstanding	108,660	108,092	111,354
Diluted weighted average shares outstanding	108,660	109,038	112,610
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | 2016 Form 10-K | 83

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Net (loss) income	$(91,030)	$24,295	$204,798
Other comprehensive (loss) income (net of tax):
Currency translation adjustment	(6,971)	(59,512)	11,652
Change in fair value of available-for-sale securities(1)	147	247	130
Comprehensive (loss) income	(97,854)	(34,970)	216,580
Comprehensive loss attributable to noncontrolling interests	7,922	19,104	1,967
Comprehensive (loss) income attributable to Apollo	$(89,932)	$(15,866)	$218,547
(1) The tax effect during fiscal years 2016, 2015 and 2014 was not significant.
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | 2016 Form 10-K | 84

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

	Common Stock				Additional Paid-in Capital	Apollo Class A Treasury Stock			Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Noncontrolling Interests
	Class A Nonvoting		Class B Voting					Retained Earnings				Total Equity	Redeemable Noncontrolling Interests
(In thousands)	Shares	Stated Value	Shares	Stated Value		Shares	Cost
Balance as of August 31, 2013	188,007	$103	475	$1	$—	75,182	$(3,824,758)	$4,978,815	$(36,563)	$1,117,598	$411	$1,118,009	$—
Share repurchases	—	—	—	—	—	5,834	(172,709)	—	—	(172,709)	—	(172,709)	—
Share reissuances	—	—	—	—	(28,683)	(1,431)	60,860	(30,384)	—	1,793	—	1,793	—
Net tax effect for stock incentive plans	—	—	—	—	(14,136)	—	—	—	—	(14,136)	—	(14,136)	—
Share-based compensation	—	—	—	—	42,819	—	—	—	—	42,819	—	42,819	—
Currency translation adjustment	—	—	—	—	—	—	—	—	9,113	9,113	106	9,219	2,433
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	130	130	—	130	—
Acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	53,866
Redemption value adjustments	—	—	—	—	—	—	—	(13,786)	—	(13,786)	—	(13,786)	13,786
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(893)	(893)	—
Net income (loss)	—	—	—	—	—	—	—	209,304	—	209,304	1,052	210,356	(5,558)
Balance as of August 31, 2014	188,007	$103	475	$1	$—	79,585	$(3,936,607)	$5,143,949	$(27,320)	$1,180,126	$676	$1,180,802	$64,527
Share repurchases	—	—	—	—	—	1,871	(44,723)	—	—	(44,723)	—	(44,723)	—
Share reissuances	—	—	—	—	(35,585)	(1,374)	52,911	(15,788)	—	1,538	—	1,538	—
Net tax effect for stock incentive plans	—	—	—	—	(12,386)	—	—	—	—	(12,386)	—	(12,386)	—
Share-based compensation	—	—	—	—	38,669	—	—	—	—	38,669	—	38,669	—
Currency translation adjustment	—	—	—	—	—	—	—	—	(45,868)	(45,868)	(333)	(46,201)	(13,311)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	247	247	—	247	—
Acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	13,337
Redemption value adjustments	—	—	—	—	—	—	—	(4,464)	—	(4,464)	—	(4,464)	4,464
Purchase of noncontrolling interests	—	—	—	—	7,638	—	—	—	(7,638)	—	—	—	(51,485)
Net income (loss)	—	—	—	—	—	—	—	29,755	—	29,755	157	29,912	(5,617)
Other	—	—	—	—	1,664	—	—	—	—	1,664	—	1,664	—
Balance as of August 31, 2015	188,007	$103	475	$1	$—	80,082	$(3,928,419)	$5,153,452	$(80,579)	$1,144,558	$500	$1,145,058	$11,915
Share repurchases	—	—	—	—	—	503	(4,454)	—	—	(4,454)	—	(4,454)	—
Share reissuances	—	—	—	—	(20,755)	(1,728)	64,532	(42,603)	—	1,174	—	1,174	—
Net tax effect for stock incentive plans	—	—	—	—	(12,107)	—	—	—	—	(12,107)	—	(12,107)	—
Share-based compensation	—	—	—	—	32,862	—	—	—	—	32,862	—	32,862	—
Currency translation adjustment	—	—	—	—	—	—	—	—	(5,525)	(5,525)	(397)	(5,922)	(1,049)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	147	147	—	147	—
Redemption value adjustments	—	—	—	—	—	—	—	(1,767)	—	(1,767)	—	(1,767)	1,767
Net (loss) income	—	—	—	—	—	—	—	(84,554)	—	(84,554)	297	(84,257)	(6,773)
Balance as of August 31, 2016	188,007	$103	475	$1	$—	78,857	$(3,868,341)	$5,024,528	$(85,957)	$1,070,334	$400	$1,070,734	$5,860
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | 2016 Form 10-K | 85

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Operating activities:
Net (loss) income	$(91,030)	$24,295	$204,798
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation	32,862	38,669	42,819
Excess tax benefits from share-based compensation	—	(236)	(1,285)
Depreciation and amortization	109,938	132,012	150,575
Accelerated depreciation included in restructuring	15,792	12,818	7,580
Impairment charges and losses on asset dispositions	77,578	39,776	556
Non-cash foreign currency (gain) loss, net	(175)	2,389	957
Provision for uncollectible accounts receivable	55,882	59,205	53,819
Deferred income taxes	1,095	2,752	(13,912)
Changes in assets and liabilities, excluding the impact of acquisitions and disposition:
Restricted cash and cash equivalents	57,481	25,150	37,233
Accounts receivable	(85,672)	(74,475)	(61,435)
Prepaid taxes	18,398	(4,352)	(2,890)
Other assets	13,314	12,866	6,072
Accounts payable	(5,482)	1,994	(11,950)
Student deposits	(65,804)	(32,298)	(30,738)
Current deferred revenue	(25,681)	6,985	657
Accrued and other liabilities	(63,412)	(78,968)	(6,949)
Net cash provided by operating activities	45,084	168,582	375,907
Investing activities:
Purchases of property and equipment	(73,074)	(97,961)	(100,666)
Purchases of marketable securities	(250,509)	(232,700)	(319,079)
Maturities of marketable securities	246,212	141,974	178,442
Sales of marketable securities	73,102	70,719	9,834
Acquisitions, net of cash acquired	(97,277)	(31,705)	(119,454)
Other investing activities	(3,440)	(4,628)	606
Net cash used in investing activities	(104,986)	(154,301)	(350,317)
Financing activities:
Payments on borrowings	(66,224)	(614,735)	(627,822)
Proceeds from borrowings	86,961	5,800	591,131
Share repurchases	(4,454)	(44,723)	(172,709)
Share reissuances	1,174	1,538	1,793
Purchase of noncontrolling interests	—	(51,485)	(893)
Excess tax benefits from share-based compensation	—	236	1,285
Payment for contingent consideration	—	(21,371)	—
Other financing activities	—	—	(4,143)
Net cash provided by (used in) financing activities	17,457	(724,740)	(211,358)
Effect of foreign exchange rates on cash and cash equivalents	2,764	(4,429)	96
Net decrease in cash and cash equivalents	(39,681)	(714,888)	(185,672)
Cash and cash equivalents, beginning of year	503,705	1,228,813	1,414,485
Cash and cash equivalents and cash of business held for sale, end of year	464,024	513,925	1,228,813
Less cash of business held for sale	—	(10,220)	—
Cash and cash equivalents, end of year	$464,024	$503,705	$1,228,813
Supplemental disclosure of cash flow and non-cash information(1):
Cash paid for income taxes, net of refunds	$83	$47,836	$161,163
Cash paid for interest	6,755	6,674	7,657
Restricted stock units vested and released	13,885	19,570	37,430
Credits received for tenant improvements	3,312	—	1,131
(1) Refer to Note 4, Acquisitions, for liabilities assumed in acquisitions.
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | 2016 Form 10-K | 86

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Apollo Education Group, Inc. | 2016 Form 10-K | 87

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Significant Accounting Policies
Description of Business
Apollo Education Group, Inc. is a private education provider serving students since 1973. We offer undergraduate, graduate, certificate and nondegree educational programs and services, online and on-campus, principally to working adults in the U.S. and abroad. Refer to Note 18, Segment Reporting, for further information regarding our institutions and operating segments. Our fiscal year is from September 1 to August 31.
Pending Merger
On February 7, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with AP VIII Queso Holdings, L.P. (“Queso”), an affiliate of Apollo Management VIII, L.P., which is a fund managed by an affiliate of Apollo Global Management, LLC, none of which is, or has ever been, affiliated with us. At the effective time of the merger, which, subject to the satisfaction of the closing conditions, is anticipated to be on or before February 1, 2017, the date on which the contract becomes terminable by either party, each share of our issued and outstanding Class A and Class B common stock will be converted pursuant to the terms of the Merger Agreement into the right to receive $10.00 per share in cash. On May 6, 2016, the Merger Agreement was approved by the holders of our outstanding Class A and Class B common stock, each voting separately as a class.
Consummation of the merger is subject to customary and other conditions, including:

(i)	the absence of certain conditions or restrictions in the response of the U.S. Department of Education to the pre-acquisition review application filed by University of Phoenix; and

(ii)	the receipt of consents or approvals from other federal, state and foreign educational governing bodies, including the Higher Learning Commission (“HLC”).
HLC has informed us that it does not intend to review our change of control application until after the Department of Education responds to our pending pre-acquisition review filing and Queso submits to the Department any required additional information. The Department’s review is pending and we cannot predict how the Department will respond to our filing.
In addition, consummation of the merger is subject to our satisfying certain minimum operating metrics, measured as of the first or second month end preceding the closing date, depending on the day of the month on which closing occurs, as follows:

(i)	Our aggregate cash, cash equivalents and marketable securities must not be less than the specified amount for the applicable month end;

(ii)
University of Phoenix fiscal year-to-date new degreed enrollments as of the applicable month end must not have declined by more than certain levels (which are derived from the projections we prepared in December 2015 in connection with the merger, which we refer to as the December 2015 forecast);

(iii)	University of Phoenix trailing twelve month net revenue as of the applicable month end shall not have declined by more than certain levels (which are derived from the December 2015 forecast); and

(iv)
Our consolidated trailing twelve month adjusted earnings before interest, taxes, depreciation and amortization as of the applicable month end shall not have declined by more than certain levels (which are derived from the December 2015 forecast).

The Merger Agreement may be terminated by each of us and Queso under certain circumstances, including if the merger is not consummated by 5:00 pm Eastern time on February 1, 2017. Upon termination of the Merger Agreement under certain specified circumstances, but not including a termination solely due to our failure to satisfy the minimum operating metrics described above, we will be required to pay Queso a termination fee of approximately $27.5 million, and under other specified circumstances, Queso will be required to pay us a reverse termination fee of $25.0 million.
Basis of Presentation
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Use of Estimates
The preparation of these consolidated financial statements in accordance with GAAP requires management to make certain estimates, assumptions and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Although we believe our estimates, assumptions and judgments are reasonable, actual results may differ from our estimates under different assumptions, judgments or conditions.

Apollo Education Group, Inc. | 2016 Form 10-K | 88

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation
These consolidated financial statements include the assets, liabilities, revenues and expenses of Apollo Education Group, Inc., our wholly-owned subsidiaries, and other subsidiaries that we control. We eliminate intercompany transactions and balances in consolidation.
We record noncontrolling interests in our consolidated financial statements to recognize the noncontrolling ownership interest in our consolidated subsidiaries. We allocate a portion of the net (loss) income of such subsidiaries to our noncontrolling interests generally based on the respective noncontrolling shareholder’s ownership interest in the consolidated subsidiary. Depending on the nature of the noncontrolling interest and the associated rights of the noncontrolling shareholders, we present noncontrolling interests either as a component of equity or separately as redeemable noncontrolling interests on our Consolidated Balance Sheets.
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
Revenue Recognition
Substantially all of our net revenue is composed of tuition and fees from educational programs that range in length from one-day seminars to degree and nondegree programs lasting multiple years. University of Phoenix generated the substantial majority of our consolidated net revenue, and substantially all of the University’s net revenue is generated from degree programs. University of Phoenix students fund their education through loans and/or grants from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”), military benefit programs, tuition assistance from their employers, or personal funds.
Our net revenue generally varies from period to period based on several factors, including the aggregate number of students attending educational programs, the number of programs or classes held during the period, and the tuition price per program. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, our fee or price to the customer is fixed or determinable, and collectibility is reasonably assured. The following summarizes the components of our net revenue, which are generally consistent on a percentage basis for all periods presented:

•
Tuition and educational services represents approximately 91% of our gross consolidated revenue, and encompasses all educational delivery modes (i.e., online, on-ground, etc.). We recognize tuition and educational services revenue over the period of instruction as services are delivered to students, which may vary depending on the program structure. Tuition benefits for our employees and their eligible dependents are included in tuition and educational services revenue and instructional and student advisory expenses, and were $17.4 million, $24.2 million and $32.3 million during fiscal years 2016, 2015 and 2014, respectively.

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
Tuition revenue for our Apollo Global operations is generally recognized over the length of the course and/or program. However, we recognize revenue associated with certain online programs, including Open Colleges’ offerings and certain programs at Career Partner, over the contractual period, or the period of time it takes students to complete their program, if shorter. As a result, revenue recognition for such programs generally extends beyond one year.

Apollo Education Group, Inc. | 2016 Form 10-K | 89

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

•	Other represents approximately 1% of our gross consolidated revenue, and includes non-tuition revenues such as fees students pay when submitting an enrollment application.

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
Sales and other indirect taxes collected from students and remitted to governmental authorities are excluded from net revenue. Collected but unremitted sales and other indirect taxes are included as a liability on our Consolidated Balance Sheets and are not material to our consolidated financial statements.
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
For our Title IV eligible institutions, program participation rules determine if we are required to return a portion of the funds to the U.S. Department of Education when a student with Title IV program funds withdraws. We are then entitled to collect these funds from the students, but collection rates for these types of receivables are significantly lower than our collection rates for receivables from students who remain in our educational programs.
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
As of August 31, 2016, accounts receivable at our Apollo Global institutions represented approximately 50% of our consolidated gross accounts receivable. Our Apollo Global institutions estimate their respective allowance for doubtful accounts primarily based on historical collection experience and the aging of their receivables.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 90

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
Marketable Securities
We invest our excess cash in instruments that may include corporate bonds, tax-exempt municipal bonds, time deposits, commercial paper and other marketable securities. We present such instruments with original maturities to us greater than three months as marketable securities on our Consolidated Balance Sheets, and we classify our marketable securities as either current or noncurrent based on each instrument’s remaining contractual maturity. Securities with maturities of twelve months or less are classified as current, and securities with maturities greater than twelve months are classified as noncurrent.
We determine the designation of our marketable securities at the time of purchase and reevaluate such designation at the end of each period. We designate and account for our marketable securities as available-for-sale. Available-for-sale securities are reported at fair value with changes in fair value reflected in shareholders’ equity as a component of accumulated other comprehensive loss. We determine any realized gains or losses on the sale of marketable securities using the specific identification method, and they are included in Other loss, net on our Consolidated Statements of Operations. Refer to Note 5, Financial Instruments.
Property and Equipment, Net
Property and equipment is recorded at cost less accumulated depreciation. Property and equipment under capital leases, and the related obligation, is recorded at an amount equal to the present value of future minimum lease payments. Buildings, furniture, equipment, and software, including internally developed software, are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Capital leases, leasehold improvements and tenant improvement allowances are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the related assets. Construction in progress, excluding software, is recorded at cost until the corresponding asset is placed into service and depreciation begins. Software is recorded at cost and is amortized once the related asset is ready for its intended use. The costs of repairs and maintenance are expensed as incurred.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 91

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finite-lived intangibles are amortized on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the asset are expected to be consumed. The weighted average original useful life of our $40.5 million of finite-lived intangibles as of August 31, 2016 was 6.7 years.
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
During fiscal year 2016, we tested our goodwill and indefinite-lived intangibles for impairment and recorded $73.4 million of goodwill impairment charges that are included in Restructuring and impairment charges on our Consolidated Statements of Operations. Refer to Note 8, Goodwill and Intangibles.
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
During fiscal year 2016, we recorded $2.5 million of long-lived asset impairment charges that are included in Restructuring and impairment charges on our Consolidated Statements of Operations. Refer to Note 2, Restructuring and Impairment Charges.
As of August 31, 2016, we believe the carrying amounts of our remaining other long-lived assets are recoverable and no impairment exists. However, we are continuing to reduce costs to align with our declining enrollment and revenue, and changes to our business or other circumstances could lead to potential impairments in the future.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 92

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
Restructuring and Impairment Charges
Restructuring and impairment charges principally consist of expense associated with non-cancelable lease obligations, severance and other employee separation costs, other related costs and certain goodwill and other long-lived asset impairments. We recognize restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Measuring fair value and recognizing the associated liabilities is subjective and requires significant judgment. For our non-cancelable lease obligations, we record the obligation when we terminate the contract in accordance with the contract terms or when we cease using the right conveyed by the contract. Our employee severance costs are expensed on the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed over the future service period.
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
Changes to restructuring obligations in periods subsequent to the initial fair value measurement are not measured at fair value. We record a cumulative adjustment resulting from changes in the estimated timing or amount of cash flows associated with restructuring obligations in the period of change using the same discount rate that was initially used to measure the obligation’s fair value. Changes in restructuring obligations resulting from the passage of time are recorded as accretion expense. Adjustments to restructuring obligations, including accretion expense, are included in Restructuring and impairment charges on our Consolidated Statements of Operations. Refer to Note 2, Restructuring and Impairment Charges.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 93

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
We typically use the Black-Scholes-Merton option pricing model to estimate the fair value of stock options on the grant date. The Black-Scholes-Merton option pricing model requires us to estimate key assumptions based on both historical information and management judgment regarding market factors and trends. The following represents our key weighted average assumptions for stock options granted in the respective fiscal years:

	Year Ended August 31,
	2016	2015	2014
Expected stock price volatility(1)	46.9%	46.9%	44.3%
Expected term (in years)(2)	4.5	4.5	4.5
Risk-free interest rate(3)	1.2%	1.5%	1.4%
Expected dividend yield(4)	0.0%	0.0%	0.0%
Estimated fair value per option granted	$4.12	$4.99	$10.24
(1) We estimate expected stock price volatility based on a weighted average of our historical volatility and the implied volatility of long-lived call options.
(2) We estimate the expected term of our stock options based primarily on the vesting period of the awards and historical exercise behavior.
(3) We determine the risk-free interest rate using the U.S. constant maturity treasury rates interpolated between the years equal to the expected term assumption.
(4) Our expected dividend yield assumption considers that we have not historically paid dividends, we do not expect to pay dividends in the foreseeable future and we are prohibited from paying dividends under the agreements associated with our pending merger, as described further in Pending Merger above.
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
We have not provided deferred taxes on unremitted earnings attributable to international subsidiaries that have been considered permanently reinvested. As of August 31, 2016, the unremitted earnings from these operations were not significant.
We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. We classify interest and penalties accrued in connection with unrecognized tax benefits as income tax expense on our Consolidated Statements of Operations. Our total unrecognized tax benefits, excluding interest and penalties, were $10.4 million and $14.8 million as of August 31, 2016 and 2015, respectively. Refer to Note 12, Income Taxes.
Marketing Costs
We expense marketing costs, the substantial majority of which represents advertising, as incurred.

Apollo Education Group, Inc. | 2016 Form 10-K | 94

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
Foreign Currency Translation
We use the U.S. dollar as our reporting currency. The functional currency of our entities operating outside the U.S. is the currency of the primary economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated monthly at the average exchange rate for that period. The resulting translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are included in shareholders’ equity as a component of Accumulated other comprehensive loss, Noncontrolling interests or Redeemable noncontrolling interests, as applicable. We report gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions in Other loss, net on our Consolidated Statements of Operations. These items represented a net gain of $0.2 million in fiscal year 2016, and net losses of $2.4 million and $1.0 million in fiscal years 2015 and 2014, respectively.
Fair Value
The carrying amount of financial assets and financial liabilities reported on our Consolidated Balance Sheets, including accounts receivable and accounts payable, approximate fair value because of the short-term nature of these financial instruments.
For fair value measurements of assets and liabilities that are recognized or disclosed at fair value, we consider fair value to be an exit price, which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. We use valuation techniques to determine fair value consistent with the market approach, income approach and/or cost approach, and we prioritize the inputs used in our valuation techniques using the following three-tier fair value hierarchy:

•	Level 1 - Observable inputs that reflect unadjusted quoted prices in active markets for identical assets and liabilities;

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
Discontinued Operations
If we determine that a component classified as held for sale or otherwise sold or disposed represents a strategic shift that has or will have a major effect on our operations or financial results, the results of operations of the component are presented separately on our Consolidated Statements of Operations as discontinued operations, net of tax, in the current and prior periods. The operating results of our discontinued operations only include revenues and costs directly attributable to discontinued operations, and accordingly, we do not allocate interest expense or general corporate overhead to discontinued operations. The

Apollo Education Group, Inc. | 2016 Form 10-K | 95

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assessment of whether the disposal transaction represents a strategic shift that has or will have a major effect on our operations or financial results is subjective and requires judgment.
As further discussed below in New Accounting Standards - Accounting Standards Recently Adopted, we adopted a new standard for accounting for discontinued operations during fiscal year 2016. Applicable components that were determined to be held for sale or disposed in periods prior to fiscal year 2016 were evaluated for presentation as discontinued operations under the applicable accounting principles in effect prior to the adoption of the new standard. Refer to Note 3, Discontinued Operations.
Reclassifications
We reclassified the following during fiscal year 2016 for prior periods to conform to our current presentation:

•
We began presenting all deferred tax assets and liabilities as noncurrent on our Consolidated Balance Sheets as discussed further in New Accounting Standards - Accounting Standards Recently Adopted below.

•
We began separately presenting maturities and sales of our marketable securities, which have all been designated as available-for-sale, on our Consolidated Statements of Cash Flows. We also began separately presenting Accelerated depreciation included in restructuring and Impairment charges and losses on asset dispositions on our Consolidated Statements of Cash Flows. These reclassifications did not impact total cash flows from operating, investing or financing activities.

New Accounting Standards
Accounting Standards Recently Adopted
Balance Sheet Classification of Deferred Taxes
In November 2015, the Financial Accounting Standards Board (“FASB”) issued a new standard that requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted the new standard during fiscal year 2016 on a retrospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on our August 31, 2015 Consolidated Balance Sheet, which increased noncurrent deferred tax assets $64.7 million and decreased noncurrent deferred tax liabilities $3.7 million.
Business Combinations - Measurement-Period Adjustments
In September 2015, the FASB issued a new standard that requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. We early adopted the new standard during fiscal year 2016, which had no impact on our consolidated financial statements, and we will apply the new standard to future adjustments to provisional amounts.
Discontinued Operations
In April 2014, the FASB issued a new standard that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. We adopted the new standard during fiscal year 2016, which had no impact on our consolidated financial statements, and we will apply the new standard to applicable components that are determined to be held for sale or disposed in future periods.

Apollo Education Group, Inc. | 2016 Form 10-K | 96

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Accounting Standards
Statement of Cash Flows
In August 2016, the FASB issued a new standard that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the new standard is effective for us on September 1, 2018 using a retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
Further, in October 2016, the FASB approved a new standard that is expected to be issued in November 2016 that requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Accordingly, the new standard would be effective for us on September 1, 2018 using a retrospective approach. Based on the substantial restricted cash balances on our consolidated balance sheets, we expect this standard to have a significant impact on the presentation of our consolidated statements of cash flows.
Financial Instruments - Credit Losses
In June 2016, the FASB issued a new standard that changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. Accordingly, the standard is effective for us on September 1, 2020 using a modified retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
Share-Based Payment Accounting
In March 2016, the FASB issued a new standard that is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The new standard is effective for us on September 1, 2017 and we do not plan to early adopt the new standard. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
Leases
In February 2016, the FASB issued a new standard that requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on September 1, 2019 using a modified retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
Financial Instruments - Recognition, Measurement, Presentation, and Disclosure
In January 2016, the FASB issued a new standard that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued a comprehensive new revenue recognition standard that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has also issued several amendments which clarify certain provisions in the standard. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the new revenue recognition standard is effective for us on September 1, 2018 using either a full retrospective or a modified retrospective approach. We are currently evaluating which transition approach to use and the impact that the new revenue recognition standard will have on our consolidated financial statements.

Apollo Education Group, Inc. | 2016 Form 10-K | 97

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Restructuring and Impairment Charges
Restructuring and impairment charges include the following for the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Restructuring charges	$83,152	$71,921	$85,343
Goodwill impairments(1)	73,393	—	—
Property and equipment impairments(2)	2,512	9,879	—
Restructuring and impairment charges	$159,057	$81,800	$85,343
(1) Refer to Note 8, Goodwill and Intangibles, for discussion of the goodwill impairment charges recorded during fiscal year 2016.
(2) During fiscal years 2016 and 2015, we recorded property and equipment impairment charges associated with University of Phoenix’s remaining ground locations and from our abandonment of certain software.
Restructuring Charges
We have implemented various restructuring activities during prior fiscal years and remain focused on reengineering our business processes and educational delivery systems to improve efficiency and reduce costs to align with our declining enrollment and revenue. The activities initiated in prior years and those initiated in fiscal year 2016 are described below. Additionally, we intend to further reduce costs in future periods to align with our declining enrollment and revenue, and expect to incur material charges associated with other future restructuring activities.
The following summarizes the restructuring charges in our segment reporting format for the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
University of Phoenix	$53,174	$40,446	$61,899
Apollo Global	660	585	6,091
Other	29,318	30,890	17,353
Restructuring charges	$83,152	$71,921	$85,343

Apollo Education Group, Inc. | 2016 Form 10-K | 98

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following details the changes in our restructuring liabilities during fiscal years 2016, 2015 and 2014:

	Lease and Related Costs, Net		Severance and Other Employee Separation Costs		Other Restructuring Related Costs		Total
($ in thousands)	2016 Restructuring	Prior Year Restructuring(1)	2016 Restructuring	Prior Year Restructuring(1)	2016 Restructuring	Prior Year Restructuring(1)
August 31, 2013	$—	$104,048	$—	$7,623	$—	$8,130	$119,801
Expense	—	47,279	—	33,215	—	4,849	85,343
Other(2)	—	(3,251)	—	(4,281)	—	—	(7,532)
Payments	—	(51,872)	—	(30,870)	—	(11,787)	(94,529)
August 31, 2014	—	96,204	—	5,687	—	1,192	103,083
Expense	—	36,040	—	29,983	—	5,898	71,921
Other(2)	—	(10,177)	—	(2,046)	—	(984)	(13,207)
Payments	—	(47,077)	—	(25,414)	—	(6,016)	(78,507)
August 31, 2015	—	74,990	—	8,210	—	90	83,290
Expense	—	41,237	30,348	2,475	1,774	7,318	83,152
Other(2)	—	(6,338)	(577)	—	(155)	(5,431)	(12,501)
Payments	—	(45,230)	(26,997)	(9,625)	(1,584)	(1,901)	(85,337)
August 31, 2016(3)	$—	$64,659	$2,774	$1,060	$35	$76	$68,604
(1) We have incurred $467 million of cumulative costs associated with restructuring activities initiated prior to fiscal year 2016, which includes lease exit, employee separation, and other related costs of $297 million, $116 million and $54 million, respectively. These cumulative costs have been reflected in our segment reporting as follows: $344 million in University of Phoenix, $17 million in Apollo Global, and $106 million in Other.
(2) Other primarily represents $15.8 million, $12.8 million and $7.6 million of accelerated depreciation in fiscal years 2016, 2015 and 2014, respectively. Other also includes share-based compensation and adjustments to certain lease related liabilities such as deferred rent.
(3) The gross, undiscounted obligation associated with our restructuring liabilities as of August 31, 2016 was approximately $130 million, which principally represents costs for non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.
Activities Initiated in Prior Years
Our restructuring activities initiated prior to fiscal year 2016 principally included closing approximately 150 University of Phoenix ground locations, rationalizing our leased administrative office facilities, and workforce reductions. During fiscal year 2016, we incurred $51.0 million of expense for these prior year activities. The majority of the expense represents initial charges for the estimated fair value of future contractual operating lease obligations which are recorded when we cease using the respective facility, and an increase in our estimated future cash payments associated with exiting additional space at other locations included in the rationalization plan. We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates, which have ranged between 3%-7% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. As of August 31, 2016, we have recorded adjustments to our initial lease obligation liabilities for interest accretion and adjustments for changes in estimated sublease income.
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
As of August 31, 2016, we had approximately $48 million of remaining lease obligations associated with the locations that we expect to close as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We

Apollo Education Group, Inc. | 2016 Form 10-K | 99

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will incur lease obligation charges for these locations when we cease using the respective facilities. We will also continue to incur interest accretion, and may record additional adjustments in future periods for the estimated obligations associated with facilities we have already exited.
We have implemented workforce reductions and expense such costs on the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed over the future service period. Many of the employees at ground locations we are closing continue to provide services until we complete the respective teach-out obligations. For workforce reductions initiated prior to fiscal year 2016, we have incurred $2.5 million, $30.0 million, and $33.2 million of severance and other employee separation costs in fiscal years 2016, 2015 and 2014, respectively.
Activities Initiated in Fiscal Year 2016
We incurred $32.1 million of expense for new restructuring activities initiated during fiscal year 2016. Substantially all of the expense represents severance and other employee separation costs associated with the elimination of approximately 1,500 positions. The expense associated with these activities is reflected in our segment reporting as follows: $17.2 million in University of Phoenix, $2.3 million in Apollo Global and $12.6 million in Other.
Note 3. Discontinued Operations
During fiscal year 2015, we began presenting Carnegie Learning, Inc.’s (“Carnegie Learning”) assets and liabilities as held for sale on our Consolidated Balance Sheets and its operating results as discontinued operations on our Consolidated Statements of Operations. We completed the sale of Carnegie Learning during the first quarter of fiscal year 2016 for a nominal amount, which resulted in a $2.8 million loss on sale.
As a result of the classification of Carnegie Learning as held for sale, we recorded a $13.6 million charge in fiscal year 2015 to reduce the Carnegie Learning disposal group’s carrying value to its estimated fair value, less costs to sell. Our estimate of the fair value of the Carnegie Learning disposal group was nominal based on the indications of interest we had received from potential buyers prior to the sale.
The major components of Carnegie Learning’s assets and liabilities presented separately as held for sale on our Consolidated Balance Sheets as of August 31, 2015 are as follows:

As of August 31, 2015
($ in thousands)
Cash	$10,220
Accounts receivable, net	10,327
Property and equipment, net	15,912
Intangible assets, net	14,100
Other	3,972
Allowance for reduction of assets of business held for sale	(13,634)
Assets of business held for sale	$40,897

Deferred revenue	$35,602
Other	5,295
Liabilities of business held for sale	$40,897
During fiscal year 2014, we sold the assets of our subsidiary Institute for Professional Development (“IPD”) for $4 million. IPD had insignificant assets and liabilities as of the date of sale and as a result, we realized an immaterial gain on sale.
We sold Carnegie Learning and IPD because the businesses were no longer consistent with our long-term strategic objectives. We do not have significant continuing involvement with Carnegie Learning or IPD after the respective sales and, accordingly, the operating results of the sold businesses are presented as discontinued operations on our Consolidated Statements of Operations for all periods presented. Carnegie Learning’s and IPD’s operating results were previously included in Other in our segment reporting, and certain additional Carnegie Learning expenses associated with University of Phoenix’s use of Carnegie Learning technology were included in our University of Phoenix reportable segment.

Apollo Education Group, Inc. | 2016 Form 10-K | 100

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the operating results of our discontinued operations for the respective periods, which are presented in Loss from discontinued operations, net of tax on our Consolidated Statements of Operations:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Net revenue	$2,993	$25,063	$50,214
Costs and expenses:
Loss (gain) on sale	2,773	—	(809)
Loss for allowance for reduction of assets of business held for sale	—	13,634	—
Intangibles impairment(1)	—	12,999	—
Other	4,519	34,459	78,456
Loss from discontinued operations before income taxes	(4,299)	(36,029)	(27,433)
(Provision for) benefit from income taxes	(5,392)	12,844	10,801
Loss from discontinued operations, net of tax	$(9,691)	$(23,185)	$(16,632)
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
Note 4. Acquisitions
Fiscal Year 2016 Acquisition
On December 10, 2015, we acquired all of the outstanding shares of Career Partner GmbH (“Career Partner”), a provider of education and training programs in Germany. This acquisition supports our strategy to diversify and expand our global operations. We made an initial cash payment of €96 million (equivalent to approximately $105 million on the acquisition date), and the acquisition includes a potential contingent consideration payment of up to €11 million (equivalent to $12.3 million as of August 31, 2016). The contingent payment is calculated principally based on Career Partner’s operating results for calendar year 2016, and its estimated fair value on the acquisition date was $10.7 million, which we determined using a discounted cash flow valuation method encompassing significant unobservable inputs. The inputs include estimated operating results for the performance period and the discount rate applied. Subsequent to the acquisition date, we finalized the amount of working capital acquired at closing, which resulted in a $3.9 million reduction in the purchase price.
We incurred approximately $2.0 million of transaction costs in connection with this acquisition and these costs are included in Merger, acquisition and other related costs, net on our Consolidated Statements of Operations.

Apollo Education Group, Inc. | 2016 Form 10-K | 101

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We accounted for the acquisition as a business combination and allocated the purchase price, which includes the initial cash payment, the fair value of the contingent consideration and the working capital adjustment, to the assets acquired and liabilities assumed at fair value as summarized below:

($ in thousands)
Cash and cash equivalents	$4,580
Property and equipment	13,682
Intangibles:
Trademarks (indefinite useful life)	30,469
Accreditations (indefinite useful life)	27,948
Student and customer relationships (5 year useful life)	9,097
Curriculum (5 year useful life)	3,726
Goodwill	92,434
Other assets	2,092
Deferred revenue	(28,380)
Capital lease obligations	(22,734)
Deferred tax liabilities	(9,883)
Other liabilities	(10,457)
Total assets acquired and liabilities assumed	112,574
Less: Fair value of contingent consideration	(10,717)
Less: Cash acquired	(4,580)
Cash paid for acquisition, net of cash acquired	$97,277
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

•
Capital leases - Substantially all of the property and equipment in the above table represents capital lease assets. The fair value of the capital lease assets represents our right to use the respective assets over the remaining lease term, and the fair value of the corresponding obligations represents the future minimum lease payments discounted at a current borrowing rate at the time of acquisition.

•	Other assets and liabilities - The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.
We recorded $92.4 million of goodwill as a result of the Career Partner acquisition, which is not expected to be deductible for tax purposes. The goodwill is principally attributable to the future earnings potential associated with enrollment growth and other intangibles that do not qualify for separate recognition such as the assembled workforce. The goodwill is included in our Apollo Global reportable segment and we have selected a July 1 annual goodwill impairment test date.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 102

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Career Partner’s operating results are included in our consolidated financial statements from the acquisition date. We have not provided pro forma information or the revenue and operating results of Career Partner because its results of operations are not material to our consolidated results of operations.
Prior Year Acquisitions
During fiscal years 2015 and 2014, we completed the following acquisitions:

•
The Iron Yard - On June 11, 2015, we acquired a 62% interest in TIY Academy, LLC (“The Iron Yard”), a provider of nondegree information technology bootcamp programs in the United States, for $15.9 million.

•
FAEL - On December 4, 2014, we acquired a 75% interest in Sociedade Técnica Educacional da Lapa S.A., a provider of postsecondary educational programs in Brazil under the name Faculdade da Educacional da Lapa (“FAEL”). We made an initial cash payment of R$73.8 million (equivalent to $28.9 million on the acquisition date), and the acquisition includes a potential contingent consideration payment in the future that is principally based on FAEL’s calendar year 2018 net revenue. The contingent payment has a maximum of approximately R$34 million (equivalent to $10.4 million as of August 31, 2016), and its fair value on the acquisition date was insignificant based on our estimate of FAEL’s future revenue in relation to the contingent payment threshold as defined in the acquisition agreement.

•
Milpark Education - On May 20, 2014, we acquired an 81% consolidated interest in Milpark Education, a provider of education and training to adult learners in South Africa, for approximately ZAR 265 million (approximated $26 million on the acquisition date).

•
Open Colleges - On December 20, 2013, we acquired 70% of the outstanding shares of Open Colleges, a provider of education and training to adult learners in Australia. We paid A$110.3 million (equivalent to $98.1 million on the acquisition date), plus contingent consideration, which we initially measured at $21.4 million based on information available as of the acquisition date. During fiscal year 2015, we settled the contingent consideration as discussed at Note 9, Fair Value Measurements, and purchased the remaining 30% noncontrolling ownership interests as discussed in Note 13, Shareholders’ Equity and Redeemable Noncontrolling Interests. As a result of these transactions, we own all of Open Colleges.

We accounted for these acquisitions as business combinations, and the operating results of each of the acquired entities are included in our consolidated financial statements from the respective acquisition dates. We have not provided pro forma information or the revenue and operating results of the acquired entities because their results of operations are not material, either individually or in the aggregate, to our consolidated results of operations in the respective periods of acquisition. The purchase price allocations are summarized below:

($ in thousands)	The Iron Yard	FAEL	Milpark Education	Open Colleges
Indefinite-lived intangibles	$—	$15,163	$7,048	$—
Finite-lived intangibles	4,690	5,394	3,352	60,575
Goodwill	15,888	14,538	22,227	127,656
Other net acquired assets (liabilities)	5,262	(2,807)	(2,607)	(17,574)
Total assets acquired and liabilities assumed, net	25,840	32,288	30,020	170,657
Less: Fair value of redeemable noncontrolling interests	(9,900)	(3,437)	(2,669)	(51,197)
Total fair value of consideration transferred	15,940	28,851	27,351	119,460
Less: Fair value of contingent consideration	—	—	—	(21,371)
Less: Cash acquired	(5,401)	(7,685)	(2,834)	(3,152)
Cash paid for acquisition, net of cash acquired	$10,539	$21,166	$24,517	$94,937

Apollo Education Group, Inc. | 2016 Form 10-K | 103

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Financial Instruments
We invest our excess cash in a variety of marketable securities, which are all classified as available-for-sale. The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by financial instrument category as of the respective period ends:

	August 31, 2016
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$527,662	$—	$—	$527,662	$527,662	$—	$—
Level 1:
Money market funds	66,265	—	—	66,265	66,265	—	—
Level 2:
Corporate bonds	91,426	33	(56)	91,403	—	79,055	12,348
Tax-exempt municipal bonds	75,696	26	(13)	75,709	100	70,697	4,912
Other	61,801	12	(14)	61,799	12,167	48,134	1,498
Total	$822,850	$71	$(83)	$822,838	$606,194	$197,886	$18,758

	August 31, 2015
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$564,225	$—	$—	$564,225	$564,225	$—	$—
Level 1:
Money market funds	107,408	—	—	107,408	107,408	—	—
Level 2:
Corporate bonds	137,283	16	(271)	137,028	1,823	82,047	53,158
Tax-exempt municipal bonds	97,022	68	(60)	97,030	2,408	61,530	33,092
Time deposits	50,267	—	—	50,267	25,110	25,157	—
Other	36,634	10	(37)	36,607	1,100	25,942	9,565
Total	$992,839	$94	$(368)	$992,565	$702,074	$194,676	$95,815
(1) Cash and cash equivalents includes restricted cash and cash equivalents.
We measure our financial instruments at fair value on a recurring basis as follows:

•	Money market funds - We use Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets.

•
Other financial instruments - We use a market approach with Level 2 observable inputs for all other securities. The Level 2 inputs include quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active.

Our marketable securities have maturities that occur within two years. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, investment yield and credit risk management. We have not recognized significant gains or losses related to such sales.

Apollo Education Group, Inc. | 2016 Form 10-K | 104

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Accounts Receivable, Net
Accounts receivable, net consist of the following as of August 31:

($ in thousands)	2016	2015
Student accounts receivable	$258,397	$234,204
Allowance for doubtful accounts	(48,650)	(42,259)
Net student accounts receivable	209,747	191,945
Other receivables	15,243	6,514
Total accounts receivable, net	$224,990	$198,459
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. Our student receivables are not collateralized; however, credit risk is reduced as the amount owed by any individual student is insignificant relative to the total student receivables and the customer base is geographically diverse.
The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Beginning allowance for doubtful accounts	$42,259	$50,145	$59,744
Provision for uncollectible accounts receivable	55,882	59,205	53,819
Write-offs, net of recoveries	(49,750)	(63,144)	(62,422)
Currency translation adjustment	259	(3,947)	(996)
Ending allowance for doubtful accounts	$48,650	$42,259	$50,145
Note 7. Property and Equipment, Net
Property and equipment, net consist of the following as of August 31:

($ in thousands)	2016	2015
Land	$23,089	$25,253
Buildings	64,896	58,873
Leasehold improvements (includes tenant improvement allowances)	304,408	351,404
Furniture and equipment	293,990	342,830
Software	140,391	134,657
Internally developed software	208,717	175,038
Construction in progress	34,856	38,944
Gross property and equipment	1,070,347	1,126,999
Accumulated depreciation and amortization	(737,645)	(756,718)
Property and equipment, net	$332,702	$370,281
The following amounts, which are included in the above table, represent capital leases as of August 31:

($ in thousands)	2016	2015
Buildings and land	$13,868	$3,635
Furniture and equipment	45,595	46,962
Software	14,511	14,511
Accumulated depreciation and amortization	(57,468)	(51,455)
Capital lease assets, net	$16,506	$13,653
Depreciation expense included in continuing operations was $111.4 million, $123.9 million and $134.3 million for fiscal years 2016, 2015 and 2014, respectively. This depreciation expense includes $15.8 million, $12.8 million and $7.6 million of accelerated depreciation during the respective periods associated with our restructuring activities that is included in

Apollo Education Group, Inc. | 2016 Form 10-K | 105

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring and impairment charges on our Consolidated Statements of Operations. The remaining depreciation expense from continuing operations is included in Depreciation and amortization on our Consolidated Statements of Operations.
Depreciation expense for our internally developed software was $34.5 million, $28.4 million and $20.1 million in fiscal years 2016, 2015 and 2014, respectively, a portion of which is included in Loss from discontinued operations, net of tax, on our Consolidated Statements of Operations during fiscal years 2015 and 2014.
During fiscal years 2016 and 2015, we recorded $2.5 million and $9.9 million of fixed asset impairment charges that are included in Restructuring and impairment charges on our Consolidated Statements of Operations, respectively. Refer to Note 2, Restructuring and Impairment Charges.
Note 8. Goodwill and Intangibles
The following details changes in our goodwill by reportable segment during fiscal years 2016 and 2015:

	University of Phoenix	Apollo Global	Other	Total
($ in thousands)
Goodwill as of August 31, 2014	$71,812	$171,198	$16,891	$259,901
Acquisitions	—	14,538	15,888	30,426
Currency translation adjustment	—	(43,137)	—	(43,137)
Goodwill as of August 31, 2015	71,812	142,599	32,779	247,190
Acquisition	—	92,434	—	92,434
Impairments	(71,812)	—	(1,581)	(73,393)
Currency translation adjustment	—	6,468	—	6,468
Goodwill as of August 31, 2016	$—	$241,501	$31,198	$272,699
The following presents the components of the net carrying amount of our goodwill by reportable segment as of August 31, 2016 and 2015:

	University of Phoenix	Apollo Global	Other	Total
($ in thousands)
Gross carrying amount	$71,812	$673,682	$52,984	$798,478
Accumulated impairments	(71,812)	(373,899)	(21,786)	(467,497)
Foreign currency translation	—	(58,282)	—	(58,282)
Net carrying amount at August 31, 2016	$—	$241,501	$31,198	$272,699

	University of Phoenix	Apollo Global	Other	Total
($ in thousands)
Gross carrying amount	$71,812	$581,248	$52,984	$706,044
Accumulated impairments	—	(373,899)	(20,205)	(394,104)
Foreign currency translation	—	(64,750)	—	(64,750)
Net carrying amount at August 31, 2015	$71,812	$142,599	$32,779	$247,190

Apollo Education Group, Inc. | 2016 Form 10-K | 106

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles consist of the following as of August 31:

	2016				2015
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Net Carrying Amount
Curriculum(1)	$22,238	$(10,831)	$(2,055)	$9,352	$19,715	$(7,361)	$(2,470)	$9,884
Accreditations and designations	21,628	(10,571)	(2,598)	8,459	21,628	(6,972)	(3,153)	11,503
Trademarks	21,019	(4,731)	(2,381)	13,907	21,019	(2,942)	(3,034)	15,043
Student and customer relationships(1)	9,296	(856)	(1,836)	6,604	5,517	(2,632)	(1,975)	910
Other	3,655	(942)	(502)	2,211	3,746	(597)	(633)	2,516
Total finite-lived intangibles	77,836	(27,931)	(9,372)	40,533	71,625	(20,504)	(11,265)	39,856
Trademarks(1)	132,106	—	(21,191)	110,915	101,637	—	(9,906)	91,731
Accreditations and designations(1)	42,418	—	(2,720)	39,698	14,470	—	(2,813)	11,657
Total indefinite-lived intangibles	174,524	—	(23,911)	150,613	116,107	—	(12,719)	103,388
Total intangible assets, net	$252,360	$(27,931)	$(33,283)	$191,146	$187,732	$(20,504)	$(23,984)	$143,244
(1) We acquired certain intangibles during fiscal year 2016 as a result of our acquisition of Career Partner. Refer to Note 4, Acquisitions.
Intangible amortization expense included in continuing operations was $14.3 million, $14.2 million and $12.1 million during fiscal years 2016, 2015 and 2014, respectively. The weighted average original useful life of our finite-lived intangibles as of August 31, 2016 was 6.7 years and the estimated future amortization expense of our finite-lived intangibles is as follows:

($ in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Estimated future amortization expense(1)	$14,578	$10,484	$5,088	$3,117	$2,202	$5,064	$40,533
(1) Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
Fiscal Year 2016 Impairment Testing
University of Phoenix and Western International University
Our market capitalization declined significantly during the first quarter of fiscal year 2016 after we reported our fourth quarter fiscal year 2015 results and our business outlook for fiscal year 2016. We believe the decline in the first quarter of fiscal year 2016 was attributable to University of Phoenix’s lower enrollment, increasing risk associated with the proprietary education sector, and uncertainty associated with its strategy to transform into a more focused, higher retaining and less complex institution. Additionally, some of the initiatives associated with the University’s new strategy have accelerated the enrollment decline at the University and negatively impacted its cash flows in the short-term. Based on the decline in market capitalization, we performed an interim goodwill impairment analysis for University of Phoenix in the first quarter of fiscal year 2016.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 107

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Reporting Units
We completed our fiscal year 2016 annual goodwill and indefinite-lived intangibles impairment tests, as applicable, for our other reporting units as follows:

•	May 31: ULA and UNIACC;

•	July 1: Career Partner, BPP, Milpark Education, FAEL and The Iron Yard; and

•	August 31: College for Financial Planning.
We did not record any impairment charges associated with our other reporting units as the estimated fair value of each of the reporting units exceeded the carrying value of their respective net assets as of their annual impairment test dates. We elected to perform qualitative assessments for certain of our reporting units. We tested Open Colleges and Milpark Education using a quantitative approach and their estimated fair values exceeded their respective carrying values by margins of approximately 20% and 15%, respectively. We determined the fair values of both Open Colleges and Milpark Education using a combination of the discounted cash flow method and market-based approaches. If the critical assumptions used in our impairment testing for these reporting units deteriorate or are otherwise adversely impacted, a lower fair value estimate may result. In particular, if these or other reporting units do not achieve our forecasts, which could result from increased competition or changes in the applicable regulatory environment, the goodwill could be impaired in the future.
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
The BPP and Career Partner trademarks represent the substantial majority of our indefinite-lived intangibles. We tested the BPP trademark using a quantitative approach and estimated its fair value using the relief-from-royalty method, which represents the benefit of owning the trademark rather than paying royalties for its use. The estimated fair value of the BPP trademark exceeded its carrying value by a margin representing more than 30% of its fair value. We elected to perform a qualitative assessment for the Career Partner trademark, which considered the factors discussed above, including Career Partner’s operating performance following the acquisition in December 2015.
Note 9. Fair Value Measurements
We measure and disclose certain financial instruments at fair value as described in Note 5, Financial Instruments. Liabilities measured at fair value on a recurring basis consist of the following as of the respective period ends:

		Fair Value Measurements at Reporting Dates Using
	Fair Value as of Respective Reporting Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Contingent consideration as of August 31, 2016	$11,851	$—	$—	$11,851
Contingent consideration as of August 31, 2015	$7,499	$—	$—	$7,499

Apollo Education Group, Inc. | 2016 Form 10-K | 108

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015
Beginning balance	$7,499	$41,893
Initial contingent consideration at fair value	10,717	—
Change in fair value included in net (loss) income	(6,587)	86
Payment for contingent consideration(1)	—	(34,480)
Currency translation adjustment	222	—
Ending balance	$11,851	$7,499
(1) During fiscal year 2015, we paid $34.5 million to settle the contingent consideration for our Open Colleges acquisition.
Our contingent consideration liabilities are valued using discounted cash flow valuation methods encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios and the discount rates applied. Our contingent consideration liabilities as of the respective fiscal year-ends relate to the following:

•
Career Partner - We acquired Career Partner during the second quarter of fiscal year 2016 and have contingent consideration of up to €11 million. The contingent consideration is principally based on Career Partner’s operating results for calendar year 2016 and we estimated its fair value to be $10.7 million as of the acquisition date. As of August 31, 2016, the estimated fair value for this contingent consideration was $11.9 million and the associated liability is included in Accrued and other current liabilities on our Consolidated Balance Sheets.

•
Apollo Global - As a result of our purchase of the noncontrolling interest in Apollo Global during fiscal year 2013, we have contingent consideration that is based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As of August 31, 2016, the estimated fair value of this contingent consideration is zero based on our estimate of future operating results for the remainder of the performance period in relation to the contingent payment threshold. Accordingly, we reduced our estimated liability for this contingent payment by $7.5 million during fiscal year 2016, which is included in Merger, acquisition and other related costs, net on our Consolidated Statements of Operations.

We did not change our valuation techniques associated with recurring fair value measurements from prior periods.
Liabilities measured at fair value on a nonrecurring basis during fiscal years 2016 and 2015 are included in other liabilities on our Consolidated Balance Sheets and consist of the following:

		Fair Value Measurements at Measurement Date Using
($ in thousands)	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Respective Fiscal Years
Fiscal year 2016 restructuring obligations	$26,575	$—	$—	$26,575	$26,575
Fiscal year 2015 restructuring obligations	$19,297	$—	$—	$19,297	$19,297
During fiscal years 2016 and 2015, we recorded $26.6 million and $19.3 million, respectively, of aggregate initial lease obligations at fair value associated with our restructuring activities. We recorded obligation liabilities on the dates we ceased using the respective facilities, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 2, Restructuring and Impairment Charges.

Apollo Education Group, Inc. | 2016 Form 10-K | 109

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of August 31:

($ in thousands)	2016	2015
Salaries, wages and benefits	$55,309	$74,454
Student discounts, grants and scholarships	35,981	44,682
Restructuring obligations	32,220	38,921
Legal and other professional obligations	22,234	23,961
Advertising	12,430	21,931
Contingent consideration	11,851	—
Curriculum materials	10,995	11,690
Deferred rent and other lease liabilities	9,627	12,181
Other	43,329	53,027
Total accrued and other current liabilities	$233,976	$280,847
Other long-term liabilities consist of the following as of August 31:

($ in thousands)	2016	2015
Deferred rent and other lease liabilities	$44,405	$49,745
Restructuring obligations	36,384	44,369
Noncurrent deferred revenue	31,169	16,687
Deferred gains on sale-leasebacks	18,663	20,168
Other	38,705	41,483
Total other long-term liabilities	$169,326	$172,452
Note 11. Debt
Debt and short-term borrowings consist of the following as of August 31:

($ in thousands)	2016	2015
Revolving Credit Facility	$30,000	$—
Capital lease obligations	28,489	16,863
Other	32,306	28,783
Total debt	90,795	45,646
Less short-term borrowings and current portion of long-term debt	(55,609)	(14,080)
Long-term debt	$35,186	$31,566
The future maturities of our debt are as follows:

($ in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Debt maturities	$55,609	$6,150	$6,137	$4,789	$4,464	$13,646	$90,795
In fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”), which expires in April 2017. The Revolving Credit Facility is used for general corporate purposes, which may include acquisitions and share repurchases, and can also be used for borrowings in certain foreign currencies and letters of credit, in each case up to specified sublimits.
As of August 31, 2016, we had $30 million of outstanding borrowings under the Revolving Credit Facility and approximately $29 million of outstanding letters of credit. We repaid the entire amount borrowed under the Revolving Credit Facility as of August 31, 2016 subsequent to fiscal year end, and the outstanding borrowings as of August 31, 2016 are included in Short-term borrowings and current portion of long-term debt on our Consolidated Balance Sheets. We also borrowed $50 million under the Revolving Credit Facility during the second quarter of fiscal year 2016, but subsequently repaid the amount later in the same quarter.

Apollo Education Group, Inc. | 2016 Form 10-K | 110

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2015, we had approximately $41 million of outstanding letters of credit and no outstanding borrowings under the Revolving Credit Facility.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from Prime + 25 to 85 basis points. The weighted average interest rate on outstanding short-term borrowings under the Revolving Credit Facility at August 31, 2016 was 3.8%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at August 31, 2016 and 2015.
Other debt principally includes debt at subsidiaries of Apollo Global and other obligations. The weighted average interest rate on our outstanding other debt at August 31, 2016 and 2015 was 6.0% and 5.6%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.
Note 12. Income Taxes
Geographic sources of (loss) income from continuing operations before income taxes are as follows for the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
U.S.	$(54,885)	$141,929	$400,126
Foreign	(16,625)	(36,286)	(51,406)
(Loss) income from continuing operations before income taxes	$(71,510)	$105,643	$348,720
Income tax (expense) benefit consists of the following for the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Current:
U.S. federal	$(6,852)	$(46,722)	$(123,983)
State and local	(1,798)	(3,131)	(18,282)
Foreign	(83)	(5,558)	(2,575)
Total current	(8,733)	(55,411)	(144,840)
Deferred:
U.S. federal	628	(826)	380
State and local	(2,128)	(2,069)	344
Foreign	404	143	16,826
Total deferred	(1,096)	(2,752)	17,550
Provision for income taxes	$(9,829)	$(58,163)	$(127,290)

Apollo Education Group, Inc. | 2016 Form 10-K | 111

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for the respective periods:

	Year Ended August 31,
	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(3.1)%	6.1%	4.7%
Foreign taxes	(15.1)%	5.9%	0.9%
Goodwill impairments	(35.1)%	—%	—%
Open Colleges initial valuation allowance(1)	—%	9.5%	—%
Internal Revenue Service settlement(2)	—%	—%	(3.1)%
Mexico tax reform	—%	—%	(0.8)%
Contingent consideration	3.7%	—%	1.0%
Other, net	0.9%	(1.4)%	(1.2)%
Effective income tax rate	(13.7)%	55.1%	36.5%
(1) We recorded a full valuation allowance for all of Open Colleges’ net deferred tax assets in fiscal year 2015. The impact of subsequent changes to Open Colleges’ valuation allowance are reflected in Foreign taxes in the rate reconciliation above.
(2) We realized a $10.2 million tax benefit in fiscal year 2014 from settlement with the Internal Revenue Service (“IRS”) related to the deductibility of certain costs for our foreign subsidiaries.
Deferred tax assets and liabilities consist of the following as of August 31:

($ in thousands)	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$14,534	$13,748
Leasing transactions	52,135	58,877
Net operating loss carryforward(1)	19,536	18,401
Share-based compensation	13,085	18,607
Deferred revenue and student discounts	35,878	34,308
Other(2)	51,416	52,930
Gross deferred tax assets	186,584	196,871
Valuation allowance	(72,479)	(69,089)
Deferred tax assets, net of valuation allowance	114,105	127,782
Deferred tax liabilities:
Fixed assets	19,627	18,594
Intangibles	28,362	18,760
Other	4,073	6,052
Gross deferred tax liabilities	52,062	43,406
Net deferred income taxes	$62,043	$84,376
(1) Net operating loss carryforward represents $14.3 million of U.S. net operating losses that will begin to expire in fiscal year 2028. We also have $55.9 million of net operating losses in various foreign jurisdictions that do not expire.
(2) Other includes $19.9 million and $20.9 million of deferred taxes as of August 31, 2016 and 2015, respectively, associated with the Carnegie Learning disposition, with the August 31, 2016 balance representing a $53.0 million capital loss carryforward that expires in fiscal year 2021. We have recorded a full valuation allowance for these deferred taxes.
As of August 31, 2016 and 2015, we have also recorded a valuation allowance related to a portion of our net operating losses and other deferred tax assets for certain of our other foreign subsidiaries because it is more likely than not that these deferred tax assets will not be utilized. We have concluded that it is more likely than not that we will ultimately realize the full benefit of our other deferred tax assets principally based on our history of and expected future profitable domestic operations.
We have not provided deferred taxes on unremitted earnings attributable to international subsidiaries that have been considered permanently reinvested. As of August 31, 2016, the unremitted earnings from these operations were not significant.

Apollo Education Group, Inc. | 2016 Form 10-K | 112

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions
The following summarizes the activity in our unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Beginning unrecognized tax benefits	$14,774	$18,398	$44,057
Increases for tax positions taken in the current year	—	760	—
Increases for tax positions taken in prior years	1,431	564	2,214
Decreases for settlements with tax authorities	(1,031)	(310)	(7,184)
Decreases for tax positions of prior years(1)	(1,179)	(810)	(10,541)
Decreases due to lapse of applicable statutes of limitations	(3,571)	(3,828)	(10,148)
Ending unrecognized tax benefits	$10,424	$14,774	$18,398
(1) Fiscal year 2014 includes the $10.2 million tax benefit related to the IRS settlement discussed above.
Our liabilities for unrecognized tax benefits are primarily included in Accrued and other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets. As of August 31, 2016 and 2015, our liabilities include accrued interest and penalties associated with our unrecognized tax benefits of $2.0 million and $2.5 million, respectively.
During fiscal years 2016, 2015 and 2014, we recognized a $0.2 million benefit, $0.3 million of expense, and a $1.9 million benefit, respectively, of interest and penalties related to unrecognized tax benefits, which are included as a component of Provision for income taxes on our Consolidated Statements of Operations.
Although we cannot predict the timing of resolution with taxing authorities, if any, we believe it is reasonably possible that $9.2 million of our unrecognized tax benefits will be reduced in the next twelve months due to settlement with tax authorities or expiration of the applicable statute of limitations. These unrecognized tax benefits primarily relate to apportionment of service revenues for corporate income tax purposes and the taxability of certain revenues of our foreign subsidiaries.
As of August 31, 2016, $4.8 million of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense.
Income Tax Audits
During fiscal year 2015, the IRS completed its review of our U.S. federal income tax return for fiscal year 2014. Our U.S. federal income tax return for fiscal year 2013 is currently open for review by the IRS and we are also participating in the IRS’s Compliance Assurance Process for fiscal years 2015, 2016 and 2017, which is a voluntary program in which taxpayers seek to resolve all or most issues with the IRS prior to or soon after filing their U.S. federal income tax returns. Additionally, we are subject to numerous ongoing audits by state, local and foreign tax authorities with various tax years as early as 2007 that remain subject to examination.
Although we believe our tax accruals are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.

Apollo Education Group, Inc. | 2016 Form 10-K | 113

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Shareholders’ Equity and Redeemable Noncontrolling Interests
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of August 31, 2016. There is no expiration date on the repurchase authorizations and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. We are prohibited from repurchasing shares under the agreements associated with our pending merger, as described further in Note 1, Nature of Operations and Significant Accounting Policies.
We also repurchase shares in connection with tax withholding requirements associated with the release of vested share-based awards, which do not fall under the repurchase program described above.
The following summarizes our share repurchase activity for the respective periods:

	Year Ended August 31,
(In thousands, except per share data)	2016	2015	2014
Share repurchases under share repurchase program:
Number of shares repurchased	—	1,440	5,363
Weighted average purchase price per share	$—	$26.45	$29.78
Cost of share repurchases	$—	$38,092	$159,684
Share repurchases related to vesting of share-based awards:
Number of shares repurchased	503	431	471
Cost of share repurchases	$4,454	$6,631	$13,025
Share Reissuances
We reissue our Class A common stock from our treasury stock as a result of the release of shares associated with share-based awards and purchases under our employee stock purchase plan. Share reissuances were as follows for the respective periods:

	Year Ended August 31,
(In thousands)	2016	2015	2014
Number of shares reissued	1,728	1,374	1,431
Redeemable Noncontrolling Interests
We have the option to buy the remaining noncontrolling interests in the following consolidated subsidiaries, and the noncontrolling shareholders have the option to sell their shares to us:

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

•
Milpark Education - We have an 81% consolidated interest in Milpark Education and the noncontrolling interest options became exercisable in the third quarter of our fiscal year 2016. The prices for these options are based on a formula specified at the acquisition date and are principally based on a multiple of Milpark Education’s operating results as defined in the acquisition agreement.

There is no minimum or maximum price for the options described above. Since the options are embedded in the shares owned by the respective noncontrolling shareholders and the shareholders have the option to redeem their shares, we have classified the noncontrolling interests described above as redeemable equity on our Consolidated Balance Sheets.

Apollo Education Group, Inc. | 2016 Form 10-K | 114

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
The following details net (loss) income attributable to Apollo and transfers to noncontrolling interests during the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Net (loss) income attributable to Apollo	$(84,554)	$29,755	$209,304
Transfers to noncontrolling interest:
Increase in additional paid-in capital for purchase of noncontrolling interests	—	7,638	—
Change from net (loss) income attributable to Apollo and transfers to noncontrolling interests	$(84,554)	$37,393	$209,304
Accumulated Other Comprehensive Loss
The following summarizes the components of accumulated other comprehensive loss as of August 31:

($ in thousands)	2016	2015
Foreign currency translation losses	$(85,950)	$(80,425)
Unrealized loss on available-for-sale securities	(7)	(154)
Accumulated other comprehensive loss(1)	$(85,957)	$(80,579)
(1) Accumulated other comprehensive loss is net of insignificant taxes as of August 31, 2016 and 2015.
Note 14. Earnings Per Share
The components of basic and diluted (loss) earnings per share are as follows:

	Year Ended August 31,
(In thousands, except per share data)	2016	2015	2014
Numerator:
Net (loss) income attributable to Apollo (basic and diluted)	$(84,554)	$29,755	$209,304
Denominator:
Basic weighted average shares outstanding	108,660	108,092	111,354
Dilutive effect of restricted stock units and performance share awards(1)	—	816	1,116
Dilutive effect of stock options(1)	—	130	140
Diluted weighted average shares outstanding	108,660	109,038	112,610
Basic (loss) income per share attributable to Apollo	$(0.78)	$0.28	$1.88
Diluted (loss) income per share attributable to Apollo	$(0.78)	$0.27	$1.86

Anti-dilutive securities excluded from diluted (loss) income per share:
Anti-dilutive restricted stock units and performance share awards outstanding(1)	4,061	90	39
Anti-dilutive stock options outstanding(1)	3,501	2,493	2,532
(1) Due to the loss from continuing operations attributable to Apollo during fiscal year 2016, no dilutive share-based awards were included in the calculation of diluted loss per share because they would have been anti-dilutive.

Apollo Education Group, Inc. | 2016 Form 10-K | 115

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Stock and Savings Plans
401(k) Plan
We offer a 401(k) savings and investment plan which provides eligible employees the opportunity to contribute a portion of their pre-tax compensation, subject to certain restrictions as set forth in the Internal Revenue Code. Participants who have completed one year of service and have worked at least 1,000 hours are eligible to receive discretionary matching contributions. We match 30% of the participant’s contributions, excluding catch-up contributions, up to 15% of their pre-tax compensation, subject to Internal Revenue Code contribution limitations. We are also permitted to make additional discretionary contributions for certain eligible employees. Our contributions were $8.8 million, $17.2 million and $22.9 million for fiscal years 2016, 2015 and 2014, respectively.
Employee Stock Purchase Plan
We have an employee stock purchase plan (“ESPP”) which allows eligible employees to purchase shares of our Class A common stock at semi-annual intervals through periodic payroll deductions at a price per share equal to 95% of the fair market value on the purchase date. The ESPP is deemed to be non-compensatory and, accordingly, we do not recognize any share-based compensation expense for shares purchased under the plan.
Share-Based Awards
We currently have outstanding awards under our Amended and Restated 2000 Stock Incentive Plan (“Plan”). Under this Plan, we may grant various share-based awards covering shares of our Class A common stock, including non-qualified stock options, restricted stock units (“RSUs”), performance share awards (“PSAs”) and other equity-based awards, to officers, certain employees, and the non-employee members of our Board of Directors. We are prohibited from granting share based awards under the agreements associated with our pending merger, as described further in Note 1, Nature of Operations and Significant Accounting Policies.
Awards granted under the Plan may have both service-vesting and performance-vesting conditions. The requisite service period for all awards is generally equal to the vesting period, which ranges from one to four years. However, the majority of our share-based awards vest or become exercisable, as applicable, immediately upon certain changes in control or ownership, including our pending merger, as described further in Note 1, Nature of Operations and Significant Accounting Policies.
Under the Plan, stock options are granted at exercise prices equal to or exceeding the fair market value of our Class A common stock on the date of the grant and generally have contractual terms of 10 years or less. The majority of our RSUs and PSAs contain rights to receive dividends or dividend equivalents, but these rights are forfeitable and Apollo has not historically issued dividends.
Approximately 28.6 million shares of our Class A common stock have been reserved for issuance over the term of the Plan. The shares may be issued from treasury stock or from authorized but unissued shares of our Class A common stock. As of August 31, 2016, approximately 10.4 million authorized and unissued shares of our Class A common stock were available for issuance under the Plan, including the shares subject to outstanding equity awards.
RSUs and PSAs
We granted RSUs and PSAs during fiscal years 2016, 2015 and 2014 with both service-vesting and performance-vesting conditions, and RSUs with only service vesting. The vesting period for these awards generally ranges from one to four years. For PSAs, the level at which the performance condition is attained upon the completion of the performance period determines the actual number of shares of our Class A common stock into which the PSAs will be converted. The conversion percentage ranges from 0% up to 600% of the target level.

Apollo Education Group, Inc. | 2016 Form 10-K | 116

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following provides a summary of activity for our RSUs and PSAs (granted PSAs are assumed to convert into shares of our Class A common stock at the target level):

	Restricted Stock Units		Performance Share Awards
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at August 31, 2013	3,966	$28.68	365	$40.97
Granted	2,022	26.71	41	26.63
Vested and released	(1,353)	33.38	—	—
Forfeited	(592)	26.15	(93)	38.35
Nonvested at August 31, 2014	4,043	26.49	313	39.88
Granted	3,456	12.59	43	31.48
Vested and released	(1,223)	28.41	(64)	44.96
Forfeited	(742)	25.82	(133)	46.08
Nonvested at August 31, 2015	5,534	17.47	159	30.38
Granted	494	7.57	81	7.09
Vested and released	(1,509)	19.90	(54)	19.78
Forfeited	(1,153)	17.01	(33)	51.76
Nonvested at August 31, 2016	3,366	15.09	153	17.18
As of August 31, 2016, we had $20.2 million and $0.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested RSUs and PSAs, respectively. This expense is expected to be recognized over a weighted average period of 2.2 years. The fair value of RSUs that vested during fiscal years 2016, 2015 and 2014 was $30.0 million, $34.7 million and $45.2 million, respectively. The fair value of PSAs that vested during fiscal year 2016 was $1.1 million.

Apollo Education Group, Inc. | 2016 Form 10-K | 117

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
We granted stock options during fiscal years 2016, 2015 and 2014 with a service vesting condition that generally ranges from one to four years. The following provides a summary of our stock option activity:

	Options Outstanding
	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1) (in thousands)
Balance at August 31, 2013	4,123	$46.94
Granted	713	26.70
Exercised	(5)	19.62
Forfeited, canceled or expired	(1,327)	60.07
Balance at August 31, 2014	3,504	37.89
Granted	1,222	12.41
Exercised	(11)	20.06
Forfeited, canceled or expired	(942)	50.34
Balance at August 31, 2015	3,773	26.58
Granted	4	10.35
Exercised	—	—
Forfeited, canceled or expired	(691)	47.75
Balance at August 31, 2016	3,086	21.81	3.5	$—
Vested and expected to vest as of August 31, 2016	2,947	22.11	3.4	—
Exercisable as of August 31, 2016	1,973	25.20	2.8	—
Available for future grant as of August 31, 2016	3,811
(1) We did not have any outstanding options with an exercise price below our closing stock price of $8.87 on August 31, 2016.
As of August 31, 2016, we had $5.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.2 years. The fair value of stock options that vested during fiscal years 2016, 2015 and 2014 was $4.2 million, $3.0 million, and $7.3 million, respectively.
The following summarizes information related to outstanding and exercisable options at August 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price per Share	Number of Shares (in thousands)	Weighted Average Exercise Price per Share
$10.35	4	5.1	$10.35	1	$10.35
$12.41	1,174	5.0	12.41	349	12.41
$16.75	600	2.5	16.75	600	16.75
$19.62 to $25.79	223	2.9	20.84	164	20.57
$26.74	559	4.0	26.74	333	26.74
$33.12 to $47.47	456	0.7	40.10	456	40.10
$50.15 to $76.38	70	1.8	68.00	70	68.00
	3,086			1,973

Apollo Education Group, Inc. | 2016 Form 10-K | 118

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes information related to stock options exercised during the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Intrinsic value realized	$—	$100	$79
Actual tax benefit realized by Apollo for tax deductions	—	38	30
Cash received by Apollo	—	228	101
Refer to Note 1, Nature of Operations and Significant Accounting Policies, for discussion of stock option valuation and related assumptions.
Share-based Compensation Expense
The following details share-based compensation expense for the respective periods:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Instructional and student advisory	$9,213	$9,971	$10,727
Marketing	1,061	2,563	3,702
Admissions advisory	452	975	813
General and administrative	21,559	23,114	23,296
Restructuring and impairment charges	577	2,046	4,281
Share-based compensation expense	32,862	38,669	42,819
Tax effect of share-based compensation	(12,327)	(14,652)	(16,754)
Share-based compensation expense, net of tax	$20,535	$24,017	$26,065
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

Apollo Education Group, Inc. | 2016 Form 10-K | 119

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments
The following details our future minimum commitments for operating and capital leases as of August 31, 2016:

($ in thousands)	Capital Leases	Operating Leases(1)
2017	$6,368	$138,190
2018	3,429	118,728
2019	2,892	92,490
2020	2,321	68,683
2021	2,277	53,458
Thereafter	14,764	241,454
Total future minimum lease obligation(1), (2)	$32,051	$713,003
Less: imputed interest on capital leases	(3,562)
Net present value of capital lease obligations	$28,489
(1) The total future minimum lease obligation excludes non-cancelable sublease rental income of $49.0 million.
(2) We have ceased use of a significant number of operating leases in connection with our restructuring activities. Refer to Note 2, Restructuring and Impairment Charges. The total future minimum operating lease obligation includes approximately $126 million of future contractual lease payments associated with locations for which we no longer expect to receive an economic benefit. The total future minimum operating lease obligation also includes approximately $48 million of future contractual lease payments associated with locations that we expect to close as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations.
Rent expense was $116.8 million, $130.9 million and $144.1 million for fiscal years 2016, 2015 and 2014, respectively.
We have entered into sale-leaseback agreements in prior fiscal years for properties that we currently use to support our operations. Total deferred gains associated with these sale-leasebacks were $20.1 million and $21.6 million as of August 31, 2016 and 2015, respectively, and such gains are included in Accrued and other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets. We recognized gain amortization associated with these sale-leasebacks of $1.5 million, $1.5 million and $2.0 million in fiscal years 2016, 2015 and 2014, respectively.
Naming Rights to Glendale, Arizona Sports Complex
In September 2006, we entered into an agreement for naming and sponsorship rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals team in the National Football League. The agreement includes naming, sponsorship, signage, advertising and other promotional rights and benefits. The initial agreement term is in effect until 2026 with options to extend. Pursuant to the agreement, we paid $5.8 million for the 2006 contract year, which increases 3% per year until 2026. As of August 31, 2016, our remaining contractual obligation pursuant to this agreement is $86.5 million. Other payments apply if certain events occur, such as if the Cardinals play in the Super Bowl or if all of the Cardinals’ regular season home games are sold-out.
Surety Bonds
Our insurers issue surety bonds for us that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of August 31, 2016, the face amount of these surety bonds was approximately $22 million.
Letters of Credit
As of August 31, 2016, we had approximately $29 million of outstanding letters of credit, which support certain of our obligations and guarantees provided by our subsidiaries as part of our normal operations for which fair value is not material.

Apollo Education Group, Inc. | 2016 Form 10-K | 120

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
On April 12, 2016, the Superior Court of the State of Arizona, Maricopa County consolidated the remaining Casey, Miglio, Wagner, Ladouceur and Simkhovich cases into a single action, In re Apollo Education Group, Inc. Shareholder Litigation, Lead Case No. CV2016-001905 (the “Consolidated Action”). On May 1, 2016, we reached an agreement with the plaintiffs to settle the Consolidated Action in connection with the increase in the merger consideration to $10.00 per share, which agreement is subject to consummation of the merger, certain confirmatory discovery and approval by the court. If the merger is consummated, we anticipate that we will be required to pay the plaintiffs’ expenses and an amount for attorneys’ fees yet to be determined and subject to court approval. We have not accrued any liability associated with this action.
Securities Class Action (Rameses Te Lomingkit et. al.)
On March 14, 2016, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Rameses Te Lomingkit et. al. v. Apollo Education Group, Inc. et. al., Case Number 2:16-CV-00689-JZB. The plaintiff, who allegedly purchased our shares during the specified class period, filed this putative class action on behalf of the plaintiff and all of our shareholders who acquired Class A shares between June 26, 2013 and October 21, 2015 and seeks certification as a class action and unspecified compensatory damages and costs. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by us and certain of our officers for making allegedly false and misleading statements and failing to disclose material facts relating to the nature of our military recruitment activities and the status of our online classroom platform. The Court appointed the Government of Guam Retirement Fund as lead plaintiff on June 16, 2016. On August 15, 2016, the lead plaintiff filed an amended complaint which also focuses on statements and omissions relating to military recruiting and the online classroom platform. We intend to vigorously defend against the plaintiff’s allegations.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.

Apollo Education Group, Inc. | 2016 Form 10-K | 121

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Federal False Claims Act Lawsuit
On March 3, 2016, a qui tam complaint against us filed by a private relator under the Federal False Claims Act was unsealed. The lawsuit, captioned United States of America ex rel. Arthur Green v. University of Phoenix, et al, Case Number 1:14 CV 1654, was previously filed under seal in the U.S. District Court for the Northern District of Ohio. It was unsealed by order of the District Court after the federal government notified the District Court of its decision not to intervene in the case. The relator filed an amended complaint on October 18, 2016.
The amended complaint alleges, among other things, that since at least August 2007, University of Phoenix has violated the Federal False Claims Act by falsely certifying to the U.S. Department of Education that the University was in compliance with various regulations under the U.S. Higher Education Act relating to preparation of student financial aid forms and other matters, including in connection with employee participation in student financial aid programs. Plaintiff alleges that certain identified student loans should be reimbursed to the government, in addition to statutory fines and penalties, in an amount to be determined at trial.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.

Apollo Education Group, Inc. | 2016 Form 10-K | 122

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Apollo Education Group, Inc. | 2016 Form 10-K | 123

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, from time to time, we receive requests for information from state Attorneys General, accrediting bodies, state higher education regulatory bodies and other federal and state government agencies relating to investigations or inquiries being conducted by other state or federal agencies, pending litigation or specific complaints received from students or former students. These requests can be broad and time consuming to respond to, and there is a risk that they could expand and/or lead to a formal inquiry or investigation into our practices. We received such a request from the Wisconsin Department of Justice for information relating to programs offered by University of Phoenix to Wisconsin residents. On May 2, 2016, we accepted service of a Wisconsin Department of Justice subpoena in order to allow the University to lawfully produce student records to the Wisconsin Department of Justice, subject to certain notice requirements, in connection with this inquiry.
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
Open Colleges Investigations
In September 2015, Open Colleges received a Notice from the Australian Competition and Consumer Commission (“ACCC”) requiring Open Colleges to produce information about student refunds upon withdrawal and related matters for the period of time since July 2014. In addition, Open Colleges receives inquiries and is subject to audits from time to time from governmental regulatory authorities, including an inquiry in October 2015 from the Australian Skills Quality Authority (“ASQA”), the national regulator of vocational education programs, regarding student complaints about marketing practices, refund policies and other matters (since concluded without material findings).
Following a recent compliance audit, Apollo Global’s two primary registered training organizations in Australia, Open Colleges Pty Ltd., and Integrated Care & Management Training, Pty Ltd., each received a notice of noncompliance and intention to make a decision to impose sanctions from ASQA. The notice identified several alleged compliance deficiencies and stated that ASQA intended to make a decision on whether to impose sanctions on the institutions which could include cancellation of registration or imposition of lesser sanctions. One of the findings involves a change in the interpretation of applicable course requirements and will require changes in our procedures for student workplace skills assessments used in connection with courses that represent a substantial portion of the Open Colleges institutions’ enrollment.
Implementing an updated workplace skills assessment model in order to address ASQA’s concerns will require operational changes for these institutions and increase operating costs, perhaps substantially, and could have competitive implications.
We have until November 7, 2016 to respond to this notice of noncompliance. We cannot currently predict the timing or ultimate outcome of this matter.
Because of the many questions of fact and law that may arise, the outcome of these investigative proceedings is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for these matters and, accordingly, we have not accrued any liability associated with these matters.
Office of the Inspector General of the U.S. Department of Education (“OIG”) Subpoena
On March 21, 2014, University of Phoenix received a subpoena from the Mid-Atlantic Region of the OIG. The subpoena seeks the production by the University of documents and detailed information regarding a broad spectrum of the activities conducted in the University’s Centralized Service Center for the Northeast Region located in Columbia, Maryland, for the time period of January 1, 2007 to the present, including information relating to marketing, recruitment, enrollment, financial aid processing, fraud prevention, student retention, personnel training, attendance, academic grading and other matters. We are cooperating with these requests. We cannot predict the eventual scope, duration or outcome of this matter at this time.

Apollo Education Group, Inc. | 2016 Form 10-K | 124

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
Shareholder Derivative Lawsuit
On June 10, 2016, we received a shareholder demand to commence a civil action against each of our directors and certain of our current and former officers on grounds of breach of fiduciary duty and other claims, and to make available for examination certain records. The demand is a condition precedent under applicable Arizona law to the filing of a derivative lawsuit on behalf of the Company seeking damages from directors and officers for breach of fiduciary duty. On July 11, 2016, we learned that, prior to the expiration of the required 90-day waiting period, the shareholders filed a derivative complaint in the Superior Court of Arizona, captioned Kevin J. Guinan et. al. v. Apollo Education Group, Inc. et. al., Case Number CV2016-005901, seeking relief from the waiting period requirement and damages from directors and officers for alleged breach of fiduciary duties, unjust enrichment, abuse of control and corporate waste relating to recruitment practices, false claims, our new student classroom, share repurchases and other matters. On July 26, 2016, the plaintiffs filed a motion for a preliminary injunction, seeking, among other things, to terminate or postpone our pending merger described in Note 1, Nature of Operations and Significant Accounting Policies. The parties have reached an agreement to resolve the lawsuit, subject to negotiation of a stipulation of settlement and court approval. We anticipate that we will be required to pay the plaintiffs’ expenses and an amount for attorneys’ fees yet to be determined and subject to court approval. The settlement and associated expenses and fees are not expected to be material.
Class Action under the Telephone Consumer Protection Act
On June 24, 2016, Twonesha Johnson-Hendricks filed a class action complaint, Johnson-Hendricks v. University of Phoenix, 2:16-cv-01434 (E.D. Cal.) in the United States District Court for the Eastern District of California, alleging that University of Phoenix violated the Telephone Consumer Protection Act by contacting class members without their consent. During the fourth quarter of fiscal year 2016, we settled this matter for an immaterial amount, and the matter has since been dismissed .
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
Note 17. Regulatory Matters
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

Apollo Education Group, Inc. | 2016 Form 10-K | 125

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

programs must be certified to participate and is required to periodically renew this certification, which is granted in a Program Participation Agreement with the institution.
University of Phoenix’s Title IV Program Participation Agreement expired on December 31, 2012. The University has submitted necessary documentation for recertification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We believe that the University’s application will be renewed in due course. However, we cannot predict whether or to what extent the continued challenging political and regulatory climate, our pending merger, and other recent developments in general relating to the proprietary education sector and our business may have on the timing or outcome of the recertification process.
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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum student loan debt service-to-earnings ratios calculated on the basis of the average earnings of program graduates: one test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of deemed discretionary earnings. If a program fails to meet both of the minimum ratios for one year, the institution will be required to provide a warning notice to prospective and enrolled students advising that the program may lose Title IV eligibility based on the final student loan debt service-to-earnings ratios for the next year. Programs that fail to meet both of the minimum ratios for two out of three years will immediately cease to be Title IV eligible for a period of at least three years.
The Department has indicated that it plans to issue the official 2014 gainful employment debt service-to-earnings ratios by January 2017, and we anticipate the 2015 ratios will be issued in early fiscal year 2018. We believe it is likely that some of University of Phoenix’s programs will be impacted by the gainful employment regulations. Beginning in September 2015 and continuing through early fiscal year 2017, the University ceased enrolling or plans to cease enrolling new students in programs it believes may be impacted in connection with its initiatives to transform itself into a more focused, higher retaining and less complex institution. As of August 31, 2016, students in such programs represented approximately 15% of the University’s Degreed Enrollment. Students who are currently enrolled in such programs, and who do not elect to enroll in a different University of Phoenix program, are being taught-out in due course.
Changes in student borrowing needs and practices, student loan interest rates, labor markets and other factors outside of our control could adversely impact compliance with these regulations for some of our programs in the future. The Department has not yet announced the future, annual protocol for calculating and disseminating the debt service-to-earnings ratios. We will not

Apollo Education Group, Inc. | 2016 Form 10-K | 126

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

know of a program’s failure to meet the minimum ratios until well after the measuring period, and therefore students enrolled in such a program could lose their access to federal financial aid before completing the program. Accordingly, we will not have the opportunity to make program changes for any programs that did not meet either of the minimum ratios for 2014. If those programs also do not meet either of the minimum ratios for 2015, they will lose eligibility to participate in Title IV financial aid programs at the time the official 2015 ratios are published, which we anticipate will occur in early fiscal year 2018.
U.S. Department of Education Rulemaking Initiatives
In recent years, the U.S. Department of Education has engaged in rulemaking discussions intended to develop new regulations focused on various topics. The negotiated rulemaking process typically begins with the Department issuing proposed regulations open for public comment after which the Department responds and publishes final regulations. We cannot predict the content of any new regulations that may emerge from the negotiated rulemaking process or the potential impact of such regulations on our domestic institutions.
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
The proposed regulations would provide repayment relief to borrowers in respect of student loans first disbursed on or after July 1, 2017 where:

•	a school breaches contractual promises to a student;

•	certain judgments based on any state or federal law are entered against a school related to the loan or the educational services after a contested proceeding; or

•
the school makes substantial misrepresentations about the nature of its educational programs, financial charges or employability of graduates, or insubstantial misrepresentations where other factors are present, such as pressure to enroll quickly or taking advantage of students’ distress or lack of knowledge or sophistication.

As proposed, there would be no limitation on claims to discharge future amounts owed by the borrower and a six-year limitation (from the date of the breach) on claims to discharge amounts already paid by the borrower. The proposed regulations also would allow the Department to identify and grant relief to groups of students where there are common facts, including students who have not requested relief.
The proposed borrower defense definitions would not apply for loans first disbursed prior to July 1, 2017, and these loans will remain subject to the current borrower defense definitions; however, under the proposed rules, these loans will follow the same claims process, individual and group, and time limitations.
As proposed, the Department would be entitled to seek reimbursement from the school in most cases in respect of loans discharged under the new procedure.
In addition, the proposed regulations specify early warning triggers regarding financial distress that would automatically require a school to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements upon the occurrence of specified events including, but not limited to:

•	the commencement of a major lawsuit by a state or federal government entity, such as a state Attorney General, the Consumer Financial Protection Bureau or the Federal Trade Commission;

•	the filing of a substantial number of borrower defense claims;

•	default by the school on its debt obligations;

•	failure of the school to satisfy the 90/10 Rule;

•	programs failing to meet gainful employment regulations;

•	accrediting agency actions, including the requirement to submit teach-out plans or being placed on an accreditation status that could result in the school losing its accreditation; and/or

•	any event or condition the Department determines is likely to have a material adverse effect on the business, financial condition or results of operations of the institution.
Each separate triggering event would result in a separate letter of credit requirement of at least 10% of annual Title IV disbursements. If a school experiences any of these triggers, the school would be required to warn prospective and current students that it has been required to provide enhanced financial protection to the Department.

Apollo Education Group, Inc. | 2016 Form 10-K | 127

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, the proposed regulations would also institute a loan repayment rate for proprietary institutions and would require disclosure of such rate to prospective and enrolled students if such rate falls below specified levels.
The proposed regulations, if adopted, could result in significant potential risks for our business, since the precise standards for student loan discharge may be unclear or subject to interpretation in a manner that is adverse to us and not fully known or predictable in advance, and certain of the potential adverse consequences could arise from the mere commencement of enforcement actions by state or federal government entities, or the filing of student claims for debt relief, even if these actions and claims ultimately are found to lack merit. Furthermore, the potential significant discretion vested in the Department to administer the regulations, including fact-finding, and the subjective judgments regarding the triggers for debt relief of the letter of credit requirements may result in unexpected outcomes that materially and adversely affect our business. In order to reduce the risk associated with these proposed regulations, if adopted, we may need to modify our administrative and other student-facing practices and procedures in a manner that materially increases our costs and reduces our administrative effectiveness, and our flexibility in responding to state or federal and certain private lawsuits may be materially reduced because of the possible significant ancillary consequences of an adverse judgment or finding.
Recently, two major proprietary higher education institutions were forced to cease operations and seek bankruptcy protection due to delays in Title IV disbursements and requirements to post letters of credit imposed by the Department based in part on the existence of pending state and federal investigations and the Department’s judgment regarding various subjective matters such as the institution’s culture. These regulations, if adopted as proposed, would enhance the power of the Department to take summary action that could harm University of Phoenix and Apollo Education Group, perhaps materially, before we could effectively exercise our due process rights, even if the action is based on pending investigations or legal proceedings that ultimately are determined to lack merit.
The effective date of the proposed regulations, if adopted, cannot be determined at this time, but the proposed regulations could be effective as early as July 1, 2017.
A separate negotiated rulemaking process was convened by the Department in November 2013 on a variety of topics. Included among the topics was the proposed establishment of requirements for state authorization of distance education programs in order to demonstrate eligibility for Title IV eligibility. A negotiated rulemaking committee was established and met in early 2014. The committee failed to reach consensus. In July 2016, the Department issued draft regulations to establish new federal requirements for such eligibility.
The proposed regulations would establish new requirements to maintain state authorization for Title IV eligibility for distance education programs. Major provisions include, but are not limited to:

•	Requiring an institution offering distance education to have requisite state authority to offer such programs to state residents if required by the state;

•	Defining and recognizing acceptable state authorization reciprocity agreements;

•	Requiring institutions to document individualized state processes for resolving student complaints; and

•
Requiring an institution to provide extensive public and individualized disclosures to enrolled and prospective students regarding its programs offered solely through distance education, including information concerning adverse actions filed against the school by state entities or accrediting bodies.

As proposed, the regulations could be interpreted to allow individual states to impose new and diverse requirements on institutions and thereby reduce the regulatory and operational efficiency that our schools use in operating under the current State Authorization Reciprocity Agreement (“SARA”), which currently allows our Title IV eligible programs to operate in those states that have adopted SARA with only home state regulatory approval. States that have adopted SARA now constitute the majority of domestic jurisdictions.
Also as proposed, the regulations could be interpreted to require extensive new public disclosures based upon certain actions by accreditors and state entities, including state Attorneys General. Under some interpretations, the regulations could require disclosure to current and prospective students upon the mere filing of an adverse action and long after the initial action was resolved, even if resolved in favor of the institution.
The proposed regulations, if adopted, could result in significant potential risks for our business, since the precise regulatory scope and definitions for individualized state requirements and disclosures may be unclear or subject to interpretation in a manner that is adverse to us and not fully known or predictable in advance, and certain of the potential adverse consequences could arise from the mere commencement of adverse actions by government entities or accrediting bodies, even if these actions and claims ultimately are found to lack merit. Furthermore, the potential significant discretion vested in the Department to interpret and administer the regulations may result in unexpected outcomes that materially and adversely affect our business. In order to reduce the risk associated with these proposed regulations, if adopted, we may need to modify our administrative and

Apollo Education Group, Inc. | 2016 Form 10-K | 128

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other student-facing practices and procedures in a manner that materially increases our costs and reduces our administrative effectiveness.
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
The composite scores for Apollo Education Group and University of Phoenix, which are calculated as of the end of our fiscal year, were as follows for the indicated periods:

	Fiscal Year
	2016	2015	2014
Apollo Education Group	1.8	2.6	2.5
University of Phoenix	2.9	2.9	2.3
The decline in our fiscal year 2016 consolidated composite score was principally attributable to our decline in profitability, which included $73.4 million of goodwill impairment charges. Refer to Note 8, Goodwill and Intangibles.
We believe that we may be able to take certain corrective measures to maintain composite scores of 1.5 or greater, if we determine that there is increased risk that our composite scores will fall below that level, depending on the circumstances causing the expected decline. However, such measures, if available, may require material modifications to our business and strategy that would adversely impact our future revenue and profitability and/or may involve the issuance of equity or equity-linked securities under challenging circumstances that could result in material dilution to our existing shareholders.

Apollo Education Group, Inc. | 2016 Form 10-K | 129

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If our composite score falls below 1.5, our liquidity could be subject to severe stress due to the following factors:

•
Although not required solely due to participation in the zone alternative discussed above, we could be required by the Department of Education to submit a letter of credit in an amount of 10% or more of our annual Title IV receipts as a result of factors related to the cause of our composite score decline, which letter of credit likely would need to be cash collateralized.

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
In July 2013, the accreditation of University of Phoenix was reaffirmed by HLC, the University’s principal accreditor, through the 2022-2023 academic year. The University is subject to the Standard Pathway reaffirmation process, pursuant to which the University will host a comprehensive evaluation visit in 2017 and will undergo its next reaffirmation process in 2022-2023.
90/10 Rule
To remain eligible to participate in Title IV programs, proprietary institutions of higher education must comply with the so-called “90/10 Rule” under the Higher Education Act, as reauthorized, and must derive 90% or less of their cash basis revenue, as defined in the rule, from Title IV programs. The 90/10 Rule percentage for University of Phoenix was 79% for fiscal year 2016. Based on recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2017. However, the 90/10 Rule percentage for the University remains high and could exceed 90% in the future depending on the impact of future changes in the University’s enrollment mix, and regulatory and other factors outside our control, including any reduction in military benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation.
Student Loan Cohort Default Rates
To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. An educational institution loses eligibility to participate in Title IV programs if its cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. University of Phoenix’s cohort default rate for the 2013 federal fiscal year was 13.3%.
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

Apollo Education Group, Inc. | 2016 Form 10-K | 130

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The University will be subject to a heightened compliance review for a period of one-year following the removal of probationary status. During this period, the University will continue to engage with the DoD and complete the production of information and documents previously requested by the DoD. In addition, the University will be subject to an enhanced compliance review in fiscal year 2017.
In fiscal year 2016, funding under the DoD Tuition Assistance Program represented less than 1% of the University’s net revenue.
U.S. Department of Veterans Affairs Educational Benefits
University of Phoenix participates in the Department of Veterans Affairs educational benefits programs (“VA Programs”) for eligible veterans. Under these VA Programs, the educational locations serving veterans are subject to a compliance survey each year. Following the notice of probation in October 2015 from the Department of Defense, which has been subsequently lifted as described above, the Veterans Administration announced the commencement of the annual compliance survey, with an accelerated schedule and increased scope relative to prior years. The annual compliance review was completed with no adverse action imposed on the University. In fiscal year 2016, funding under VA Programs represented approximately 10% of University of Phoenix’s cash basis revenue, calculated on the same basis as for the 90/10 Rule.
Note 18. Segment Reporting
We operate in the education industry and our operating segments have been determined based on the method by which our chief operating decision maker evaluates performance and allocates resources. We have not aggregated any of our operating segments, which are presented in our segment reporting as follows:

•
University of Phoenix, which offers undergraduate and graduate degrees through its colleges and schools in a wide range of program areas as well as various nondegree programs. A significant majority of the University’s students attend classes exclusively online, and the University also offers its educational programs and services at ground locations throughout the U.S.

•
Apollo Global, which includes our institutions based outside the U.S., and its corporate operations. Apollo Global acquired Career Partner during the second quarter of fiscal year 2016. Apollo Global also acquired FAEL during fiscal year 2015, and Open Colleges and Milpark Education during fiscal year 2014. Refer to Note 4, Acquisitions. The operating results of these entities are included in our Apollo Global operating segment from the date of each respective acquisition.

•
Other, which includes College for Financial Planning, Western International University, The Iron Yard, Apollo Professional Development, and Apollo corporate activities. Apollo acquired The Iron Yard during fiscal year 2015, and its operating results are included in Other in our segment reporting from the acquisition date.

Management evaluates performance based on reportable segment operating income (loss). This measure of profit includes allocating corporate support costs to each segment as part of transfer pricing arrangements and/or a general allocation, but excludes taxes, interest income and expense, and certain revenue and unallocated corporate charges. At the discretion of management, certain corporate costs are not allocated to the subsidiaries due to their designation as special charges because of their infrequency of occurrence, the non-cash nature of the expense and/or the determination that the allocation of these costs to the subsidiaries will not result in an appropriate measure of the subsidiaries’ results.
No individual customer accounted for more than 10% of our consolidated net revenue in fiscal years 2016, 2015 or 2014.

Apollo Education Group, Inc. | 2016 Form 10-K | 131

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial information by reportable segment is as follows:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Net revenue:
University of Phoenix	$1,631,412	$2,148,312	$2,632,949
Apollo Global	433,700	391,217	338,008
Other	36,738	26,748	25,908
Net revenue	$2,101,850	$2,566,277	$2,996,865
Operating (loss) income(1):
University of Phoenix	$80,226	$257,366	$499,699
Apollo Global(2)	(37,895)	(49,527)	(74,189)
Other(3)	(107,924)	(92,895)	(70,546)
Operating (loss) income	(65,593)	114,944	354,964
Reconciling items:
Interest income	4,017	3,050	2,230
Interest expense	(6,722)	(6,595)	(7,914)
Other loss, net	(3,212)	(5,756)	(560)
Loss (income) from continuing operations before income taxes	$(71,510)	$105,643	$348,720
Depreciation and amortization(4):
University of Phoenix	$13,576	$18,002	$26,783
Apollo Global	38,807	39,376	38,168
Other	57,555	67,925	73,859
Depreciation and amortization(4)	$109,938	$125,303	$138,810
Capital expenditures:
University of Phoenix	$22,985	$12,799	$8,280
Apollo Global	19,397	25,582	22,231
Other	30,692	59,580	70,155
Capital expenditures	$73,074	$97,961	$100,666
(1) University of Phoenix, Apollo Global and Other include restructuring and impairment charges during the periods, which includes a $71.8 million goodwill impairment charge during the first quarter of fiscal year 2016 for our University of Phoenix reporting unit. Refer to Note 2, Restructuring and Impairment Charges, and Note 8, Goodwill and Intangibles.
(2) Apollo Global includes $3.9 million, $1.3 million and $19.0 million of expense included in Merger, acquisition and other related costs, net during fiscal years 2016, 2015 and 2014, respectively.
(3) Other includes $17.9 million, $4.9 million and $0.8 million of expense include in Merger, acquisition and other related costs, net during fiscal years 2016, 2015 and 2014, respectively. Other also includes litigation charges of $0.1 million and $13.9 million in fiscal years 2015 and 2014, respectively.
(4) Depreciation and amortization in fiscal years 2016, 2015 and 2014 excludes $15.8 million, $12.8 million and $7.6 million, respectively, of accelerated depreciation associated with our restructuring activities. Refer to Note 2, Restructuring and Impairment Charges.
Our consolidated assets by reportable segment consist of the following as of August 31:

($ in thousands)	2016	2015	2014
University of Phoenix	$599,790	$648,755	$824,895
Apollo Global	704,207	588,434	668,473
Other(1)	708,909	963,875	1,587,677
Total assets	$2,012,906	$2,201,064	$3,081,045
(1) The majority of the assets included in Other consists of cash and cash equivalents and marketable securities.

Apollo Education Group, Inc. | 2016 Form 10-K | 132

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of financial information by geographical area based on country of domicile is as follows:

	Year Ended August 31,
($ in thousands)	2016	2015	2014
Net revenue:
United States	$1,668,030	$2,175,058	$2,659,258
United Kingdom	224,467	230,596	229,508
Other	209,353	160,623	108,099
Net revenue	$2,101,850	$2,566,277	$2,996,865

	As of August 31,
($ in thousands)	2016	2015	2014
Property and equipment:
United States	$220,536	$257,992	$309,812
United Kingdom	58,953	73,801	81,579
Germany	14,777	—	—
Australia	6,147	5,711	3,263
Other	32,289	32,777	41,079
Property and equipment	$332,702	$370,281	$435,733
Note 19. Quarterly Results of Operations (Unaudited)
Our operations are generally subject to seasonal trends, which vary depending on the subsidiary. We have historically experienced, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments including but not limited to, the following:

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

Apollo Education Group, Inc. | 2016 Form 10-K | 133

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

	(Unaudited)
	2016				2015
	Q1 Nov. 30	Q2 Feb. 29	Q3 May 31	Q4 Aug. 31	Q1 Nov. 30	Q2 Feb. 28	Q3 May 31	Q4 Aug. 31
(In thousands, except per share data)
Net revenue	$586,021	$465,348	$558,002	$492,479	$714,525	$575,103	$676,358	$600,291
Operating (loss) income(1), (2)	(45,249)	(80,816)	31,999	28,473	64,164	(37,469)	93,284	(5,035)
(Loss) income from continuing operations	(58,868)	(63,136)	19,799	20,866	34,747	(25,696)	49,626	(11,197)
Net (loss) income	(62,127)	(63,136)	19,799	14,434	32,469	(36,138)	47,440	(19,476)
Net (loss) income attributable to Apollo	(60,765)	(60,396)	20,744	15,863	33,785	(33,610)	48,064	(18,484)
(Loss) earnings per share - Basic:(3)
Continuing operations attributable to Apollo	$(0.53)	$(0.56)	$0.19	$0.20	$0.33	$(0.21)	$0.47	$(0.09)
Discontinued operations attributable to Apollo	(0.03)	—	—	(0.05)	(0.02)	(0.10)	(0.02)	(0.08)
Basic (loss) income per share attributable to Apollo	$(0.56)	$(0.56)	$0.19	$0.15	$0.31	$(0.31)	$0.45	$(0.17)
(Loss) earnings per share - Diluted:(3)
Continuing operations attributable to Apollo	$(0.53)	$(0.56)	$0.19	$0.20	$0.33	$(0.21)	$0.46	$(0.09)
Discontinued operations attributable to Apollo	(0.03)	—	—	(0.06)	(0.02)	(0.10)	(0.02)	(0.08)
Diluted (loss) income per share attributable to Apollo	$(0.56)	$(0.56)	$0.19	$0.14	$0.31	$(0.31)	$0.44	$(0.17)
Basic weighted average shares outstanding	108,446	108,595	108,658	108,939	108,581	108,166	107,678	107,950
Diluted weighted average shares outstanding	108,446	108,595	109,444	110,269	109,378	108,166	108,623	107,950
(1) Operating (loss) income includes the following for fiscal year 2016:

•	Restructuring and impairment charges of $97.8 million, $29.4 million, $22.4 million and $9.5 million in the first, second, third and fourth quarters, respectively;

•
Merger, acquisition and other related costs, net of $4.0 million, $12.9 million, $8.3 million in the first, second and third quarters, respectively, and a $3.4 million credit in the fourth quarter principally due to a decrease in estimated contingent consideration.

(2) Operating (loss) income includes the following for fiscal year 2015:

•	Restructuring and impairment charges of $18.8 million, $22.5 million, $11.4 million and $29.1 million in the first, second, third and fourth quarters, respectively;

•
Merger, acquisition and other related costs, net of $3.2 million, $1.8 million and $1.7 million in the first, second and fourth quarters, respectively, and a $0.5 million credit in the third quarter principally due to a decrease in estimated contingent consideration; and

•	Litigation charges of $0.1 million in the second quarter.
(3) Basic and diluted (loss) earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted (loss) income per share may not equal annual basic and diluted income per share.

Apollo Education Group, Inc. | 2016 Form 10-K | 134

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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2016, utilizing the criteria described in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of August 31, 2016. Based on our assessment, management believes that, as of August 31, 2016, the Company’s internal control over financial reporting is effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Part II, Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended August 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Apollo Education Group, Inc. | 2016 Form 10-K | 135

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Education Group, Inc. and Subsidiaries
Phoenix, Arizona
We have audited the internal control over financial reporting of Apollo Education Group, Inc. and subsidiaries (the “Company”) as of August 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2016 of the Company, and our report dated October 20, 2016 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 20, 2016

Apollo Education Group, Inc. | 2016 Form 10-K | 136

Item 9B. Other Information
None.

Apollo Education Group, Inc. | 2016 Form 10-K | 137

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the Information Statement for Apollo Education Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2016) and such information is incorporated herein by reference.
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
Item 11. Executive Compensation
Information relating to this item appears in the Information Statement for Apollo Education Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2016) and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item appears in the Information Statement for Apollo Education Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2016) and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to this item appears in the Information Statement for Apollo Education Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2016) and such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information relating to this item appears in the Information Statement for Apollo Education Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2016) and such information is incorporated herein by reference.

Apollo Education Group, Inc. | 2016 Form 10-K | 138

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

Apollo Education Group, Inc. | 2016 Form 10-K | 139

3. Exhibits
Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger by and among Carnegie Learning, Inc., Apollo Group, Inc.,† BHCL Acquisition Co. and CLI Shareholder Representative, LLC, dated August 2, 2011	10-K	No. 000-25232	2.1	October 21, 2014
2.2	First Amendment to Agreement and Plan of Merger by and among Carnegie Learning, Inc., Apollo Group, Inc., BHCL Acquisition Co. and CLI Shareholder Representative, LLC, dated August 31, 2011	10-K	No. 000-25232	2.2	October 20, 2011
2.3	Technology Assignment and License Agreement by and between Apollo Group, Inc., Carnegie Mellon University and Carnegie Learning, Inc., dated August 2, 2011	10-K	No. 000-25232	2.3	October 21, 2014
2.4	Stock Purchase Agreement by and among Apollo Group, Inc., an Arizona corporation, Apollo Global, Inc., a Delaware corporation, Carlyle U.S. Growth Fund III, L.P. /f/k/a Carlyle Venture Partners III, L.P., a Delaware limited partnership and CVP III Coinvestments, L.P., dated October 12, 2012	10-Q	No. 000-25232	2.1	January 8, 2013
2.5	Share Sale Agreement by and among the Sellers and Restrained Persons party thereto, ACN 149 902 330 Pty Limited, Apollo Global Asia-Pacific Pty Ltd and Apollo Education Group, Inc., dated December 16, 2013(1)	10-Q	No. 000-25232	2.1	April 1, 2014
2.6	Agreement on the Sale and Transfer of Shares in a German Limited Liability Company (GMBH), by and between the Sellers party thereto, Apollo Global Germany GmbH, Career Partner GmbH and BPP Holdings Limited, dated October 20, 2015	10-Q	No. 000-25232	2.1	January 11, 2016
2.7	First Amendment Agreement to the Agreement on the Sale and Transfer of Shares in a German Limited Liability Company (GMBH), by and between the Sellers party thereto, Apollo Global Germany GmbH, Career Partner GmbH and BPP Holdings Limited, dated December 10, 2015	10-Q	No. 000-25232	2.2	January 11, 2016
2.8	Agreement and Plan of Merger, dated as of February 7, 2016, among Apollo Education Group, Inc., AP VIII Queso Holdings, L.P. and Socrates Merger Sub, Inc.	8-K	No. 000-25232	2.1	February 8, 2016
2.9	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 1, 2016	8-K	No. 000-25232	2.1	May 2, 2016
2.10	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 17, 2016	10-Q	No. 000-25232	2.2	July 7, 2016
2.11	Amendment No. 3 to the Agreement and Plan of Merger, dated as of September 29, 2016					X
3.1	Amended and Restated Articles of Incorporation of Apollo Education Group, Inc., as amended effective November 15, 2013	10-Q	No. 000-25232	3.1	January 7, 2014
3.2	Amended and Restated Bylaws of Apollo Education Group, Inc., as amended through January 8, 2016	8-K	No. 000-25232	3.2	January 11, 2016
10.1	Apollo Group, Inc. Long-Term Incentive Plan*	S-1	No. 33-83804	10.3	September 9, 1994
10.2	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-Q	No. 000-25232	10.5	June 28, 2007

Apollo Education Group, Inc. | 2016 Form 10-K | 140

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.3	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-K	No. 000-25232	10.3	October 27, 2009
10.4	Apollo Group, Inc. Amended and Restated Savings and Investment Plan*	10-Q	No. 000-25232	10.4	January 14, 2002
10.5	Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan*	10-K	No. 000-25232	10.5	November 14, 2005
10.6	Apollo Group, Inc. 2000 Stock Incentive Plan (as amended and restated July 31, 2015)*	8-K	No. 000-25232	10.1	August 5, 2015
10.7	Form of Performance Share Award Agreement (Apollo Global Metrics)* (used for awards from 2011-2012)	10-K	No. 000-25232	10.21	October 20, 2011
10.8	Form of Performance Share Award Agreement (Apollo Global Metrics) (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.4	June 25, 2013
10.9	Form of Performance Share Award Agreement (Apollo Group Metrics)* (used for awards from 2011-2012)	10-K	No. 000-25232	10.22	October 20, 2011
10.10	Form of Performance Share Award Agreement (Apollo Group Metrics) (revised June 25, 2013)* (used for awards in and after August 2013)	10-Q	No. 000-25232	10.5	June 25, 2013
10.11	Form of Cash Retention Award Agreement*	10-Q	No. 000-25232	10.1	January 8, 2013
10.12	Form of Special Cash Retention Award Agreement*	10-Q	No. 000-25232	10.6	June 25, 2013
10.13	Form of Executive Cash Retention Award Agreement* (used for awards to officers other than Gregory W. Cappelli)	10-K	No. 000-25232	10.13	October 22, 2015
10.14	Form of Executive Cash Retention Award Agreement* (used for awards to Gregory W. Cappelli)	10-K	No. 000-25232	10.14	October 22, 2015
10.15	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement* (used for awards prior to July 2011)	10-Q	No. 000-25232	10.6	June 28, 2007
10.16	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement With Limited Transferability* (used for awards in and after July 2011)	10-K	No. 000-25232	10.10	October 20, 2011
10.17	Form of Apollo Group, Inc. Non-Employee Director Restricted Stock Unit Award Agreement*	10-Q	No. 000-25232	10.7	June 28, 2007
10.18	Form of Apollo Group, Inc. Stock Option Agreement (for officers with an employment agreement)* (used for awards prior to July 2011 and for July 2012 award)	10-Q	No. 000-25232	10.3	January 8, 2009
10.19	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers with an employment agreement)* (used for July 2011 and March 2013 awards)	10-K	No. 000-25232	10.15	October 20, 2011
10.20	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers with an employment agreement) (revised June 25, 2013)* (used for awards from August 2013 to July 2014)	10-Q	No. 000-25232	10.2	June 25, 2013

Apollo Education Group, Inc. | 2016 Form 10-K | 141

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.21	Form of Apollo Education Group, Inc. Stock Option Agreement With Limited Transferability* (used for awards to Gregory W. Cappelli in and after August 2014)	10-K	No. 000-25232	10.23	October 21, 2014
10.22	Form of Non-Statutory Stock Option Agreement (for officers without an employment agreement)* (used for awards prior to July 2011)	10-Q	No. 000-25232	10.4	January 8, 2009
10.23	Form of Non-Statutory Stock Option Agreement With Limited Transferability (for officers without an employment agreement)* (used for awards from July 2011 to July 2013)	10-K	No. 000-25232	10.14	October 20, 2011
10.24	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers without an employment agreement) (revised June 25, 2013)* (used for awards from August 2013 to July 2014)	10-Q	No. 000-25232	10.1	June 25, 2013
10.25	Form of Apollo Education Group, Inc. Stock Option Agreement with Limited Transferability* (used for awards to officers other than Gregory W. Cappelli in and after August 2014)	10-K	No. 000-25232	10.27	October 21, 2014
10.26	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers with an employment agreement)* (used for awards in July 2009)	10-Q	No. 000-25232	10.1	January 8, 2009
10.27	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers without an employment agreement)* (used for awards in July 2009)	10-Q	No. 000-25232	10.2	January 8, 2009
10.28	Form of Restricted Stock Unit Award Agreement (Special Retention Award - Form A)*	10-Q	No. 000-25232	10.1	March 29, 2011
10.29	Form of Restricted Stock Unit Award Agreement (Special Retention Award - Form B)*	10-Q	No. 000-25232	10.2	March 29, 2011
10.30	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration* (used for awards from 2010 to July 2013)	10-K	No. 000-25232	10.20	October 20, 2011
10.31	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration (revised June 25, 2013)* (used for awards from August 2013 to July 2014)	10-Q	No. 000-25232	10.3	June 25, 2013
10.32	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration* (used for awards to officers other than Gregory W. Cappelli in and after August 2014)	10-K	No. 000-25232	10.34	October 21, 2014
10.33	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration* (used for awards to Gregory W. Cappelli in and after August 2014)	10-K	No. 000-25232	10.35	October 21, 2014
10.34	Form of Restricted Stock Unit Award Agreement With Performance Condition, Partial Service Vesting Acceleration and Deferral* (used for awards to Gregory W. Cappelli in and after August 2016)	10-Q	No. 000-25232	10.1	January 8, 2015

Apollo Education Group, Inc. | 2016 Form 10-K | 142

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.35	Form of Restricted Stock Unit Award Agreement With Performance Condition, Partial Service Vesting Acceleration and Deferral* (used for awards to officers other than Gregory W. Cappelli in and after August 2016)	10-Q	No. 000-25232	10.2	January 8, 2015
10.36	Deferral Election Form for Restricted Stock Unit Awards granted in and after August 2016*	10-Q	No. 000-25232	10.3	January 8, 2015
10.37	Deferral Election Form for Non-Employee Board Members*	10-Q	No. 000-25232	10.1	January 11, 2016
10.38	Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.1	November 5, 2007
10.39	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.2	November 5, 2007
10.40	Apollo Group, Inc. Stock Appreciation Right Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.3	November 5, 2007
10.41	Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.4	November 5, 2007
10.42	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.5	November 5, 2007
10.43	Apollo Education Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 13, 2016)*	8-K	No. 000-25232	10.1	October 14, 2016
10.44	Apollo Group, Inc. Deferral Election Program for Non-Employee Board Members*	10-K	No. 000-25232	10.20	October 27, 2009
10.45	Apollo Group, Inc. Deferred Compensation Plan (effective February 1, 2012) (as amended and restated November 1, 2014)*	10-Q	No. 000-25232	10.1	March 25, 2015
10.46	Apollo Group, Inc. Senior Executive Severance Pay Plan (as amended and restated effective as of September 1, 2013)*	10-K	No. 000-25232	10.43	October 22, 2013
10.47	Form of Indemnification Agreement - Employee Director*	10-K	No. 000-25232	10.23	October 21, 2010
10.48	Form of Indemnification Agreement - Outside Director*	10-K	No. 000-25232	10.24	October 21, 2010
10.49	Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated September 7, 1994	S-1	No. 33-83804	10.1	September 9, 1994
10.50	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 25, 2001	10-K	No. 000-25232	10.10b	November 28, 2001
10.51	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated June 23, 2006	10-K	No. 000-25232	10.23c	October 27, 2009
10.52	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 19, 2009	10-K	No. 000-25232	10.23d	October 27, 2009
10.53	Amendment to Shareholder Agreement and Termination, dated as of February 7, 2016, among the Apollo Class B Voting Stock Trust No. 1, the Peter Sperling Voting Stock Trust, Peter V. Sperling, and Apollo Education Group, Inc.	8-K	No. 000-25232	10.9	February 8, 2016

Apollo Education Group, Inc. | 2016 Form 10-K | 143

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.54	Amended and Restated Employment Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated June 5, 2014*	10-K	No. 000-25232	10.53	October 21, 2014
10.55	Letter Agreement between Apollo Education Group, Inc. and Gregory W. Cappelli, dated September 13, 2016*					X
10.56	Offer letter between Apollo Group, Inc. and Sean Martin, dated August 23, 2010*	10-Q	No. 000-25232	10.1	January 10, 2011
10.57	Clarification letter between Apollo Group, Inc. and Sean Martin, dated September 20, 2010*	10-Q	No. 000-25232	10.2	January 10, 2011
10.58	Amendment to Special Cash Retention Award Agreement between Apollo Education Group, Inc. and Sean Martin, dated August 10, 2015*	10-K	No. 000-25232	10.57	October 22, 2015
10.59	Credit Agreement among Apollo Group, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents and U.S. Bank National Association, National Bank of Arizona, Morgan Stanley Bank, N.A. and Barclays Bank PLC, as Documentation Agents, dated as of April 18, 2012	10-Q	No. 000-25232	10.1	June 25, 2012
10.60	Commercial Lease between Cole of Phoenix AZ, LLC and Apollo Group, Inc., dated March 24, 2011	8-K	No. 000-25232	10.2	March 24, 2011
10.61	Offer Letter dated October 18, 2013 from Apollo Group, Inc. to J. Mitchell Bowling*	8-K	No. 000-25232	10.1	October 30, 2013
10.62	Offer letter between University of Phoenix and Timothy Slottow dated March 18, 2014*	10-Q	No. 000-25232	10.1	June 25, 2014
10.63	Offer letter between Apollo Education Group, Inc. and Joseph L. D’Amico, dated April 28, 2015*	8-K	No. 000-25232	10.1	April 28, 2015
10.64	Letter between Apollo Education Group and Joseph L. D’Amico, effective September 1, 2014 (extending until August 31, 2015 the term of the Consulting Agreement effective September 1, 2013)*	10-Q	No. 000-25232	10.2	January 11, 2016
10.65	Offer letter between Apollo Education Group and Joseph L. D’Amico, dated December 1, 2015 (for term ending May 31, 2016)*	10-Q	No. 000-25232	10.3	January 11, 2016
10.66	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and Apollo Class B Voting Stock Trust No. 1.	8-K	No. 000-25232	10.1	February 8, 2016
10.67	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and Peter V. Sperling.	8-K	No. 000-25232	10.2	February 8, 2016
10.68	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and the Peter Sperling Voting Stock Trust.	8-K	No. 000-25232	10.3	February 8, 2016

Apollo Education Group, Inc. | 2016 Form 10-K | 144

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.69	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and Gregory W. Cappelli.	8-K	No. 000-25232	10.4	February 8, 2016
10.70	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and the San Roque School Charitable Trust.	8-K	No. 000-25232	10.5	February 8, 2016
10.71	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and the John Sperling Revocable Trust.	8-K	No. 000-25232	10.6	February 8, 2016
10.72	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and the Aurora Foundation.	8-K	No. 000-25232	10.7	February 8, 2016
10.73	Voting and Support Agreement, dated as of February 7, 2016, among AP VIII Queso Holdings, L.P., Socrates Merger Sub, Inc., Apollo Education Group, Inc. and the John Sperling 1994 Irrevocable Trust.	8-K	No. 000-25232	10.8	February 8, 2016
21	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
† References in this exhibit index to Apollo Group, Inc. shall be deemed to refer to Apollo Education Group, Inc., formerly known as Apollo Group, Inc.
* Indicates a management contract or compensation plan.
(1) Portions of this exhibit have been omitted pursuant to a request for confidential treatment from the Securities and Exchange Commission.

Apollo Education Group, Inc. | 2016 Form 10-K | 145

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO EDUCATION GROUP, INC. An Arizona Corporation
Date: October 20, 2016

By:	/s/ Gregory J. Iverson
Gregory J. Iverson Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

Apollo Education Group, Inc. | 2016 Form 10-K | 146

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter V. Sperling	Chairman and Director	October 20, 2016
Peter V. Sperling

/s/ Terri C. Bishop	Vice Chairman and Director	October 20, 2016
Terri C. Bishop

/s/ Gregory W. Cappelli	Chief Executive Officer and Director (Principal Executive Officer)	October 20, 2016
Gregory W. Cappelli

/s/ Gregory J. Iverson	Chief Financial Officer, Chief Accounting Officer and Treasurer(Principal Financial and Accounting Officer)	October 20, 2016
Gregory J. Iverson

/s/ Dana H. Born	Director	October 20, 2016
Dana H. Born

/s/ Matthew Carter, Jr.	Director	October 20, 2016
Matthew Carter, Jr.

/s/ Richard H. Dozer	Director	October 20, 2016
Richard H. Dozer

/s/ Roy A. Herberger, Jr.	Director	October 20, 2016
Roy A. Herberger, Jr.

/s/ Ann Kirschner	Director	October 20, 2016
Ann Kirschner

/s/ Robert S. Murley	Director	October 20, 2016
Robert S. Murley

/s/ Manuel F. Rivelo	Director	October 20, 2016
Manuel F. Rivelo

/s/ Darby E. Shupp	Director	October 20, 2016
Darby E. Shupp

/s/ Allen R. Weiss	Director	October 20, 2016
Allen R. Weiss

Apollo Education Group, Inc. | 2016 Form 10-K | 147