Form 10-Q
period 2016-11-30
APOLLO EDUCATION GROUP INC
filed 2017-01-09
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
As of January 3, 2017, there were 109,386,376 shares of Apollo’s Class A common stock outstanding and 475,149 shares of Apollo’s Class B common stock outstanding.

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2016

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 2

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Education Group, Inc. that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•
Changes in regulation of the U.S. education industry and eligibility of proprietary schools to participate in U.S. federal student financial aid programs, including the factors discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2016, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs” and “Regulatory Environment;”

•
The impact and effectiveness of the initiatives to transform University of Phoenix into a more focused, higher retaining and less complex institution, as discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2016, under “University of Phoenix;”

•	Each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended August 31, 2016 and Part II, Item 1A, Risk Factors, in this Form 10-Q; and

•
Those factors set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended August 31, 2016 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q.

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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 3

Introductory Note Regarding Pending Merger
On February 7, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with AP VIII Queso Holdings, L.P. (“Queso”), a subsidiary of funds affiliated with Apollo Management VIII, L.P., which is an affiliate of Apollo Global Management, LLC and Socrates Merger Sub, Inc., a subsidiary of Queso, none of which is, or has ever been, affiliated with us. At the effective time of the merger pursuant to the Merger Agreement (the “Merger”), which, subject to the satisfaction of the closing conditions, is anticipated to be on or before February 1, 2017, the date on which the contract becomes terminable by either party, each share of our issued and outstanding Class A and Class B common stock will be converted pursuant to the terms of the Merger Agreement into the right to receive $10.00 per share in cash. On May 6, 2016, the Merger Agreement was approved by the holders of our outstanding Class A and Class B common stock, each voting separately as a class. Consummation of the Merger is subject to various regulatory and customary approvals, and operating and other conditions. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pending Merger, for additional information on the Merger Agreement and the pending Merger.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 4

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	November 30, 2016	August 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$517,274	$464,024
Restricted cash and cash equivalents	124,871	142,170
Marketable securities	117,392	197,886
Accounts receivable, net	246,306	224,990
Prepaid taxes	25,058	19,287
Other current assets	50,788	40,368
Total current assets	1,081,689	1,088,725
Marketable securities	6,893	18,758
Property and equipment, net	321,345	332,702
Goodwill	265,692	272,699
Intangible assets, net	179,417	191,146
Deferred taxes	68,703	78,366
Other assets	31,504	30,510
Total assets	$1,955,243	$2,012,906
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$23,530	$55,609
Accounts payable	63,360	59,640
Student deposits	145,018	178,160
Current deferred revenue	234,794	188,092
Accrued and other current liabilities	214,404	233,976
Total current liabilities	681,106	715,477
Long-term debt	33,251	35,186
Deferred taxes	15,479	16,323
Other long-term liabilities	156,488	169,326
Total liabilities	886,324	936,312
Commitments and contingencies
Redeemable noncontrolling interests	5,767	5,860
Shareholders’ equity:
Preferred stock, no par value	—	—
Apollo Class A nonvoting common stock, no par value	103	103
Apollo Class B voting common stock, no par value	1	1
Additional paid-in capital	—	—
Apollo Class A treasury stock, at cost	(3,857,845)	(3,868,341)
Retained earnings	5,018,613	5,024,528
Accumulated other comprehensive loss	(97,933)	(85,957)
Total Apollo shareholders’ equity	1,062,939	1,070,334
Noncontrolling interests	213	400
Total equity	1,063,152	1,070,734
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$1,955,243	$2,012,906
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 5

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
(In thousands, except per share data)	2016	2015
Net revenue	$484,499	$586,021
Costs and expenses:
Instructional and student advisory	248,753	291,327
Marketing	90,967	93,802
Admissions advisory	26,588	34,188
General and administrative	51,325	67,445
Depreciation and amortization	26,854	27,394
Provision for uncollectible accounts receivable	13,930	15,313
Restructuring and impairment charges	15,365	97,823
Merger, acquisition and other related costs, net	2,313	3,978
Total costs and expenses	476,095	631,270
Operating income (loss)	8,404	(45,249)
Interest income	1,087	919
Interest expense	(1,425)	(1,456)
Other loss, net	(644)	(843)
Income (loss) from continuing operations before income taxes	7,422	(46,629)
Provision for income taxes	(4,223)	(12,239)
Income (loss) from continuing operations	3,199	(58,868)
Loss from discontinued operations, net of tax	—	(3,259)
Net income (loss)	3,199	(62,127)
Net loss attributable to noncontrolling interests	871	1,362
Net income (loss) attributable to Apollo	$4,070	$(60,765)
Earnings income (loss) per share - Basic:
Continuing operations attributable to Apollo	$0.04	$(0.53)
Discontinued operations attributable to Apollo	—	(0.03)
Basic income (loss) per share attributable to Apollo	$0.04	$(0.56)
Earnings income (loss) per share - Diluted:
Continuing operations attributable to Apollo	$0.04	$(0.53)
Discontinued operations attributable to Apollo	—	(0.03)
Diluted income (loss) per share attributable to Apollo	$0.04	$(0.56)
Basic weighted average shares outstanding	109,724	108,446
Diluted weighted average shares outstanding	110,186	108,446
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 6

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2016	2015
Net income (loss)	$3,199	$(62,127)
Other comprehensive loss (net of tax):
Currency translation adjustment	(12,274)	(3,564)
Change in fair value of available-for-sale securities(1)	(55)	(99)
Comprehensive loss	(9,130)	(65,790)
Comprehensive loss attributable to noncontrolling interests	1,224	2,029
Comprehensive loss attributable to Apollo	$(7,906)	$(63,761)
(1) The tax effect during the three months ended November 30, 2016 and 2015, respectively, was not significant.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 7

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock				Additional Paid-in Capital	Apollo Class A Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Class A Nonvoting		Class B Voting
	Shares	Stated Value	Shares	Stated Value
(In thousands)						Shares	Cost
Balance as of August 31, 2016	188,007	$103	475	$1	$—	78,857	$(3,868,341)	$5,024,528	$(85,957)	$1,070,334	$400	$1,070,734	$5,860
Share repurchases	—	—	—	—	—	115	(997)	—	—	(997)	—	(997)	—
Share reissuances	—	—	—	—	(2,452)	(329)	11,493	(9,041)	—	—	—	—	—
Net tax effect for stock incentive plans	—	—	—	—	(949)	—	—	—	—	(949)	—	(949)	—
Share-based compensation	—	—	—	—	3,401	—	—	—	—	3,401	—	3,401	—
Currency translation adjustment	—	—	—	—	—	—	—	—	(11,921)	(11,921)	(200)	(12,121)	(153)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	(55)	(55)	—	(55)	—
Redemption value adjustments	—	—	—	—	—	—	—	(944)	—	(944)	—	(944)	944
Net income (loss)	—	—	—	—	—	—	—	4,070	—	4,070	13	4,083	(884)
Balance as of November 30, 2016	188,007	$103	475	$1	$—	78,643	$(3,857,845)	$5,018,613	$(97,933)	$1,062,939	$213	$1,063,152	$5,767

Balance as of August 31, 2015	188,007	$103	475	$1	$—	80,082	$(3,928,419)	$5,153,452	$(80,579)	$1,144,558	$500	$1,145,058	$11,915
Share repurchases	—	—	—	—	—	64	(517)	—	—	(517)	—	(517)	—
Share reissuances	—	—	—	—	(6,050)	(174)	5,907	143	—	—	—	—	—
Net tax effect for stock incentive plans	—	—	—	—	(3,470)	—	—	—	—	(3,470)	—	(3,470)	—
Share-based compensation	—	—	—	—	9,520	—	—	—	—	9,520	—	9,520	—
Currency translation adjustment	—	—	—	—	—	—	—	—	(2,897)	(2,897)	(25)	(2,922)	(642)
Available-for-sale securities adjustment, net of tax	—	—	—	—	—	—	—	—	(99)	(99)	—	(99)	—
Redemption value adjustments	—	—	—	—	—	—	—	165	—	165	—	165	(165)
Net (loss) income	—	—	—	—	—	—	—	(60,765)	—	(60,765)	44	(60,721)	(1,406)
Balance as of November 30, 2015	188,007	$103	475	$1	$—	79,972	$(3,923,029)	$5,092,995	$(83,575)	$1,086,495	$519	$1,087,014	$9,702
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 8

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2016	2015
Operating activities:
Net income (loss)	$3,199	$(62,127)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	3,401	9,520
Depreciation and amortization	26,854	27,394
Accelerated depreciation included in restructuring	1,728	2,953
Impairment charges and losses on asset dispositions	266	73,393
Non-cash foreign currency loss, net	483	352
Provision for uncollectible accounts receivable	13,930	15,313
Deferred income taxes	8,708	3
Changes in assets and liabilities:
Restricted cash and cash equivalents	16,673	(10,973)
Accounts receivable	(39,851)	(32,899)
Prepaid taxes	(3,173)	11,612
Other assets	(10,912)	(9,915)
Accounts payable	4,176	(14,690)
Student deposits	(31,587)	(4,880)
Current deferred revenue	50,878	2,087
Accrued and other liabilities	(28,319)	(26,010)
Net cash provided by (used in) operating activities	16,454	(18,867)
Investing activities:
Purchases of property and equipment	(20,872)	(14,456)
Purchases of marketable securities	(8,993)	(109,715)
Maturities of marketable securities	96,562	57,627
Sales of marketable securities	4,009	5,149
Other investing activities	152	(196)
Net cash provided by (used in) investing activities	70,858	(61,591)
Financing activities:
Payments on borrowings	(32,377)	(3,448)
Proceeds from borrowings	—	926
Share repurchases	(997)	(517)
Net cash used in financing activities	(33,374)	(3,039)
Effect of foreign exchange rates on cash and cash equivalents	(688)	(442)
Net increase (decrease) in cash and cash equivalents	53,250	(83,939)
Cash and cash equivalents, beginning of period	464,024	503,705
Cash and cash equivalents, end of period	$517,274	$419,766
Supplemental disclosure of cash flow and non-cash information:
Cash paid for income taxes, net of refunds	$—	$—
Cash paid for interest	1,455	1,392
Restricted stock units vested and released	2,898	1,430
Credits received for tenant improvements	402	—
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 9

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 10

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies
Description of Business
Apollo Education Group, Inc. is a private education provider serving students since 1973. We offer undergraduate, graduate, certificate and nondegree educational programs and services, online and on-campus, principally to working adults in the U.S. and abroad. Refer to Note 15, Segment Reporting, for further information regarding our institutions and operating segments. Our fiscal year is from September 1 to August 31.
Pending Merger
On February 7, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with AP VIII Queso Holdings, L.P. (“Queso”), a subsidiary of funds affiliated with Apollo Management VIII, L.P., which is an affiliate of Apollo Global Management, LLC and Socrates Merger Sub, Inc., a subsidiary of Queso, none of which is, or has ever been, affiliated with us. At the effective time of the merger pursuant to the Merger Agreement (the “Merger”), which, subject to the satisfaction of the closing conditions, is anticipated to be on or before February 1, 2017, the date on which the contract becomes terminable by either party, each share of our issued and outstanding Class A and Class B common stock will be converted pursuant to the terms of the Merger Agreement into the right to receive $10.00 per share in cash. On May 6, 2016, the Merger Agreement was approved by the holders of our outstanding Class A and Class B common stock, each voting separately as a class.
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
On December 7, 2016, the Department of Education provided its response to the preacquisition review application filed by University of Phoenix and Western International University, which specified certain conditions to the continuing participation of these institutions in Title IV programs after the Merger. These conditions were subsequently modified in certain respects in a supplemental response dated December 20, 2016. We have been informed by Queso that it has accepted the mandatory requirements stipulated in the Department’s initial response, as subsequently modified in its supplemental response.
HLC previously informed us that the HLC Board of Trustees had voted to defer action on the change of control applications filed in connection with the proposed Merger until such time as the Department of Education provided us and HLC with a written response to the preacquisition review applications filed by University of Phoenix and Western International University, and a substantive response to any requirements has been filed. We have submitted to HLC all of the requested information, including Queso’s written acceptance of the Department’s response, as supplemented, to the preacquisition review applications, and we anticipate that HLC will take action on our change of control applications in due course. However, we cannot predict or control the timing or outcome of HLC’s review of our applications.
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

The Merger Agreement may be terminated by each of us under certain circumstances, including if the Merger is not consummated by 5:00 pm Eastern time on February 1, 2017. Upon termination of the Merger Agreement under certain specified circumstances, Queso will be required to pay us a reverse termination fee of $25.0 million.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 11

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in our opinion, reflect all adjustments of a normal, recurring nature that are necessary for the fair presentation of our financial condition, results of operations and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. Therefore, this information should be read in conjunction with the audited consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K as filed with the SEC on October 20, 2016. We consistently applied the accounting policies described in the notes to consolidated financial statements included in our 2016 Annual Report on Form 10-K in preparing these unaudited interim condensed consolidated financial statements.
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

Because of the seasonal nature of our business and other factors, the results of operations for the three months ended November 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2017.
Reclassifications
We reclassified prior periods for the following to conform to our current presentation:

•
During the second quarter of fiscal year 2016, we began presenting expenses incurred associated with our pending Merger discussed above in Merger, acquisition and other related costs, net on our Condensed Consolidated Statements of Operations. The associated costs incurred in the first quarter of fiscal year 2016 were included in General and administrative and we have reclassified such costs for the three months ended November 30, 2015 to conform with our current presentation.

•
We began separately presenting maturities and sales of our marketable securities, which have all been designated as available-for-sale, on our Condensed Consolidated Statements of Cash Flows. This reclassification did not impact total cash flows from investing activities.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 12

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Standards
Future Accounting Standards
Definition of a Business
In January 2017, the Financial Accounting Standards Board (“FASB”) issued a new standard that clarifies the definition of a business. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Accordingly, the standard is effective for us on September 1, 2018. Early adoption is permitted and the standard is to be applied on a prospective basis to purchases or disposals of a business or an asset. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
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
Further, in November 2016, the FASB issued a new standard that requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Accordingly, the new standard is effective for us on September 1, 2018 using a retrospective approach. Based on the substantial restricted cash balances on our consolidated balance sheets, we expect this standard to have a significant impact on the presentation of our consolidated statements of cash flows.
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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 13

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
Note 2. Restructuring and Impairment Charges
Restructuring and impairment charges include the following for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2016	2015
Restructuring charges	$15,365	$24,430
Goodwill impairments(1)	—	73,393
Restructuring and impairment charges	$15,365	$97,823
(1) The goodwill impairment charges represent $71.8 million and $1.6 million for our University of Phoenix and Western International University reporting units, respectively.
Restructuring Charges
We have implemented various restructuring activities during prior fiscal years and remain focused on reengineering our business processes and educational delivery systems to improve efficiency and reduce costs to align with our declining enrollment and revenue. The activities initiated in prior years and those initiated in fiscal year 2017 are described below. Additionally, we intend to further reduce costs in future periods to align with our declining enrollment and revenue, and expect to incur material charges associated with other future restructuring activities.
The following summarizes the restructuring charges in our segment reporting format for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2016	2015
University of Phoenix	$5,805	$19,090
Apollo Global	1,417	404
Other	8,143	4,936
Restructuring charges	$15,365	$24,430
The following details the changes in our restructuring liabilities during the three months ended November 30, 2016:

	Lease and Related Costs, Net		Severance and Other Employee Separation Costs		Other Restructuring Related Costs		Total
($ in thousands)	2017 Restructuring	Prior Year Restructuring(1)	2017 Restructuring	Prior Year Restructuring(1)	2017 Restructuring	Prior Year Restructuring(1)
August 31, 2016	$—	$64,659	$—	$3,834	$—	$111	$68,604
Expense	—	9,423	3,893	431	—	1,618	15,365
Other	—	1,486	—	—	—	(1,338)	148
Payments	—	(10,378)	(2,854)	(2,596)	—	(253)	(16,081)
November 30, 2016(2)	$—	$65,190	$1,039	$1,669	$—	$138	$68,036
(1) We have incurred $478 million of cumulative costs associated with restructuring activities initiated prior to fiscal year 2017, which include lease exit, employee separation, and other related costs of $306 million, $116 million and $56 million, respectively. These cumulative costs have been reflected in our segment reporting as follows: $347 million in University of Phoenix, $17 million in Apollo Global, and $114 million in Other.
(2) The gross, undiscounted obligation associated with our restructuring liabilities as of November 30, 2016 was approximately $129 million, which principally represents costs for non-cancelable leases that will be paid over the respective lease terms through fiscal year 2023.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 14

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activities Initiated in Prior Years
Our restructuring activities initiated prior to fiscal year 2017 principally included closing approximately 150 University of Phoenix ground locations, rationalizing our leased administrative office facilities, and workforce reductions. During the three months ended November 30, 2016, we incurred $11.5 million of expense for these prior year activities. The majority of the expense represents initial charges for the estimated fair value of future contractual operating lease obligations which are recorded when we cease using the respective facility, and an increase in our estimated future cash payments associated with exiting additional space at other locations included in the rationalization plan. We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates which have ranged between 3%-7% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.
As of November 30, 2016, we had approximately $35 million of remaining lease obligations associated with the locations that we expect to close as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We will incur lease obligation charges for these locations when we cease using the respective facilities. We will also continue to incur interest accretion, and may record additional adjustments in future periods for the estimated obligations associated with facilities we have already exited.
Activities Initiated in Fiscal Year 2017
During the three months ended November 30, 2016, we incurred $3.9 million of expense for new restructuring activities initiated during fiscal year 2017, which represented severance and other employee separation costs associated with the elimination of approximately 150 positions. The expense associated with these activities for the three months ended November 30, 2016 is reflected in our segment reporting as follows: $2.4 million in University of Phoenix, $1.4 million in Apollo Global and $0.1 million in Other.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 15

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Financial Instruments
We invest our excess cash in a variety of marketable securities, which are all classified as available-for-sale. The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by financial instrument category as of the respective period ends:

	November 30, 2016
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$470,237	$—	$—	$470,237	$470,237	$—	$—
Level 1:
Money market funds	137,424	—	—	137,424	137,424	—	—
Level 2:
Corporate bonds	38,588	15	(61)	38,542	—	33,382	5,160
Tax-exempt municipal bonds	56,955	3	(63)	56,895	7,494	47,668	1,733
Other	63,330	12	(10)	63,332	26,990	36,342	—
Total	$766,534	$30	$(134)	$766,430	$642,145	$117,392	$6,893

	August 31, 2016
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$527,662	$—	$—	$527,662	$527,662	$—	$—
Level 1:
Money market funds	66,265	—	—	66,265	66,265	—	—
Level 2:
Corporate bonds	91,426	33	(56)	91,403	—	79,055	12,348
Tax-exempt municipal bonds	75,696	26	(13)	75,709	100	70,697	4,912
Other	61,801	12	(14)	61,799	12,167	48,134	1,498
Total	$822,850	$71	$(83)	$822,838	$606,194	$197,886	$18,758
(1) Cash and cash equivalents includes restricted cash and cash equivalents.
We measure our financial instruments at fair value on a recurring basis as follows:

•	Money market funds - We use Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets.

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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 16

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Accounts Receivable, Net
Accounts receivable, net consist of the following as of the respective period ends:

($ in thousands)	November 30, 2016	August 31, 2016
Student accounts receivable	$278,955	$258,397
Allowance for doubtful accounts	(44,279)	(48,650)
Net student accounts receivable	234,676	209,747
Other receivables	11,630	15,243
Total accounts receivable, net	$246,306	$224,990
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in allowance for doubtful accounts for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2016	2015
Beginning allowance for doubtful accounts	$48,650	$42,259
Provision for uncollectible accounts receivable	13,930	15,313
Write-offs, net of recoveries	(17,662)	(9,491)
Currency translation adjustment	(639)	(43)
Ending allowance for doubtful accounts	$44,279	$48,038
Note 5. Goodwill and Intangibles
The following details changes in our goodwill by reportable segment during the three months ended November 30, 2016:

($ in thousands)	University of Phoenix	Apollo Global	Other	Total
Goodwill as of August 31, 2016	$—	$241,501	$31,198	$272,699
Currency translation adjustment	—	(7,007)	—	(7,007)
Goodwill as of November 30, 2016	$—	$234,494	$31,198	$265,692
As of November 30, 2016, we had $35.9 million and $143.5 million of finite and indefinite-lived intangibles, respectively. The estimated future amortization expense of our finite-lived intangibles as of November 30, 2016 is as follows:

($ in thousands)	Remainder of 2017	2018	2019	2020	2021	2022	Thereafter	Total
Estimated future amortization expense(1)	$10,388	$10,243	$4,975	$3,054	$2,176	$1,871	$3,160	$35,867
(1) Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
Note 6. Fair Value Measurements
We measure and disclose certain financial instruments at fair value as described in Note 3, Financial Instruments. Liabilities measured at fair value on a recurring basis consist of the following as of the respective period ends:

		Fair Value Measurements at Reporting Dates Using
	Fair Value as of Respective Reporting Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Contingent consideration as of November 30, 2016	$11,574	$—	$—	$11,574
Contingent consideration as of August 31, 2016	$11,851	$—	$—	$11,851

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 17

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2016	2015
Beginning balance	$11,851	$7,499
Change in fair value included in net income (loss)	337	43
Currency translation adjustment	(614)	—
Ending balance	$11,574	$7,542
Our contingent consideration liabilities are valued using discounted cash flow valuation methods encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios and the discount rates applied.
As of November 30, 2016, we have contingent consideration related to our acquisition of Career Partner during fiscal year 2016 that is principally based on Career Partner’s operating results for calendar year 2016. As of November 30, 2016, the estimated fair value for this contingent consideration was $11.6 million and the associated liability is included in Accrued and other current liabilities on our Condensed Consolidated Balance Sheets. We did not change our valuation techniques associated with recurring fair value measurements from prior periods.
Liabilities measured at fair value on a nonrecurring basis during the three months ended November 30, 2016 are included in other liabilities on our Condensed Consolidated Balance Sheets and consist of the following:

		Fair Value Measurements at Measurement Date Using
($ in thousands)	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Three Months Ended November 30, 2016
Restructuring obligations	$8,028	$—	$—	$8,028	$8,028
During the three months ended November 30, 2016, we recorded $8.0 million of aggregate initial lease obligations at fair value associated with our restructuring activities. We recorded obligation liabilities on the dates we ceased using the respective facilities, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 2, Restructuring and Impairment Charges.
Note 7. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of the respective period ends:

($ in thousands)	November 30, 2016	August 31, 2016
Salaries, wages and benefits	$48,113	$55,309
Restructuring obligations	33,643	32,220
Student discounts, grants and scholarships	32,607	35,981
Legal and other professional obligations	16,487	22,234
Contingent consideration	11,574	11,851
Curriculum materials	9,987	10,995
Deferred rent and other lease liabilities	9,923	9,627
Advertising	9,467	12,430
Other	42,603	43,329
Total accrued and other current liabilities	$214,404	$233,976

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 18

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term liabilities consist of the following as of the respective period ends:

($ in thousands)	November 30, 2016	August 31, 2016
Deferred rent and other lease liabilities	$41,995	$44,405
Restructuring obligations	34,393	36,384
Noncurrent deferred revenue	28,808	31,169
Deferred gains on sale-leasebacks	18,320	18,663
Other	32,972	38,705
Total other long-term liabilities	$156,488	$169,326
Note 8. Debt
Debt and short-term borrowings consist of the following as of the respective period ends:

($ in thousands)	November 30, 2016	August 31, 2016
Revolving Credit Facility	$—	$30,000
Capital lease obligations	25,565	28,489
Other	31,216	32,306
Total debt	56,781	90,795
Less short-term borrowings and current portion of long-term debt	(23,530)	(55,609)
Long-term debt	$33,251	$35,186
In fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”), which expires in April 2017. The Revolving Credit Facility is used for general corporate purposes, which may include acquisitions and share repurchases, and may also be used for borrowings in certain foreign currencies and letters of credit, in each case up to specified sublimits.
As of August 31, 2016, we had $30 million of outstanding borrowings under the Revolving Credit Facility and approximately $29 million of outstanding letters of credit. We repaid the entire amount borrowed under the Revolving Credit Facility as of August 31, 2016 during the first quarter of fiscal year 2017. As of November 30, 2016, we had no outstanding borrowings under the Revolving Credit Facility and approximately $28 million of outstanding letters of credit.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from Prime + 25 to 85 basis points. The weighted average interest rate on our outstanding short-term borrowings under the Revolving Credit Facility at August 31, 2016 was 3.8%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at November 30, 2016 and August 31, 2016.
Other debt principally includes debt at subsidiaries of Apollo Global and other obligations. The weighted average interest rate on our outstanding other debt at November 30, 2016 and August 31, 2016 was 6.3% and 6.0%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 19

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
Beginning in the first quarter of fiscal year 2016, we used the discrete method to calculate our interim tax provision based primarily on the significant uncertainty associated with our future operating results and the associated impact on our estimated year-to-date income tax expense. Under the discrete method, we determine our tax expense for interim periods based on actual results as if the interim period were an annual period. We have continued using the discrete method for interim periods through the first quarter of fiscal year 2017 as we believe the method provides a more reasonable interim income tax provision as compared to the estimated annual effective tax rate method.
During fiscal year 2015, the Internal Revenue Service (“IRS”) completed its review of our U.S. federal income tax return for fiscal year 2014. Our U.S. federal income tax return for fiscal year 2013 is currently open for review by the IRS and we are also participating in the IRS’s Compliance Assurance Process for fiscal years 2015, 2016 and 2017 which is a voluntary program in which taxpayers seek to resolve all or most issues with the IRS prior to or soon after filing their U.S. federal income tax returns. Additionally, we are subject to numerous ongoing audits by state, local and foreign tax authorities with various tax years as early as 2007 that remain subject to examination.
Although we believe our tax accruals are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.
Note 10. Shareholders’ Equity
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of November 30, 2016. There is no expiration date on the repurchase authorizations and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. We are prohibited from repurchasing shares under the agreements associated with our pending Merger, as described further in Note 1, Nature of Operations and Significant Accounting Policies. We did not repurchase any shares under the repurchase program during the three months ended November 30, 2016 and 2015.
We also repurchase shares in connection with tax withholding requirements associated with the release of vested share-based awards, which do not fall under the repurchase program described above. The following summarizes our share repurchase activity for the respective periods:

	Three Months Ended November 30,
(In thousands, except per share data)	2016	2015
Number of shares repurchased	115	64
Cost of share repurchases	$997	$517

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 20

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share Reissuances
We reissue our Class A common stock from our treasury stock as a result of the release of shares associated with share-based awards and purchases under our employee stock purchase plan. Share reissuances were as follows for the respective periods:

	Three Months Ended November 30,
(In thousands)	2016	2015
Number of shares reissued	329	174
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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended November 30,
(In thousands, except per share data)	2016	2015
Numerator:
Net income (loss) attributable to Apollo (basic and diluted)	$4,070	$(60,765)
Denominator:
Basic weighted average shares outstanding	109,724	108,446
Dilutive effect of restricted stock units and performance share awards(1)	462	—
Dilutive effect of stock options(1)	—	—
Diluted weighted average shares outstanding	110,186	108,446
Basic income (loss) per share attributable to Apollo	$0.04	$(0.56)
Diluted income (loss) per share attributable to Apollo	$0.04	$(0.56)

Anti-dilutive securities excluded from diluted income (loss) per share:
Anti-dilutive restricted stock units and performance share awards(1)	1,962	4,385
Anti-dilutive stock options(1)	3,055	3,716
 (1) Due to the loss from continuing operations attributable to Apollo during the three months ended November 30, 2015, no dilutive share-based awards were included in the calculation of diluted loss per share because they would have been anti-dilutive.
Note 12. Share-Based Compensation
The following details share-based compensation expense for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2016	2015
Instructional and student advisory	$1,007	$2,784
Marketing	214	764
Admissions advisory	34	165
General and administrative	2,146	5,754
Restructuring and impairment charges	—	53
Share-based compensation expense	$3,401	$9,520
We are prohibited from granting share based awards under the agreements associated with our pending Merger, as described further in Note 1, Nature of Operations and Significant Accounting Policies. Accordingly, we granted no restricted stock units,

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 21

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

performance share awards or stock options during the three months ended November 30, 2016. As of November 30, 2016, we had $21.7 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested share-based options and awards. This expense is expected to be recognized over a weighted average period of 2.0 years.
Note 13. Commitments and Contingencies
Surety Bonds
Our insurers issue surety bonds for us that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of November 30, 2016, the face amount of these surety bonds was approximately $21 million.
Letters of Credit
As of November 30, 2016, we had approximately $28 million of outstanding letters of credit, which support certain of our obligations and guarantees provided by our subsidiaries as part of our normal operations for which fair value is not material.
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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 22

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
Class Action Alleging Violations of Kentucky Wage and Hour Laws
On June 9, 2015, two former University of Phoenix employees filed an action in the Circuit Court of Jefferson County Kentucky alleging that they were wrongfully terminated from their positions with the University in violation of Kentucky and federal law. In this action, which is captioned Aldrich et al. v. The University of Phoenix, 15-C-2839 (Jefferson Cty. Circuit Court), plaintiffs also allege that the University violated Kentucky wage and hour law by failing to pay plaintiffs overtime and other required wages, and in connection with these wage and hour claims, they seek to represent a class of plaintiffs consisting of all individuals employed by the University within the past five years who performed a substantial part of their job duties in Kentucky. Plaintiffs seek to recover damages on their own behalf in connection with their alleged wrongful termination and past due wages, overtime compensation and other relief on behalf of the class in connection with the wage and hour claims. On March 4, 2016, the Court granted our motion to dismiss and compel arbitration. On March 9, 2016, plaintiffs filed a notice of their intent to appeal with the U.S. Court of Appeals for the Sixth Circuit. The Court of Appeals affirmed the District Court’s decision in October 2016.
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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 23

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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 24

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
Open Colleges Investigations
In September 2015, Open Colleges received a Notice from the Australian Competition and Consumer Commission (“ACCC”) requiring the production of information about student refunds upon withdrawal and related matters for the period of time since July 2014. In addition, Open Colleges receives inquiries and is subject to audits from time to time from governmental regulatory authorities, including an inquiry in October 2015 from the Australian Skills Quality Authority (“ASQA”), the national regulator of vocational education programs, regarding student complaints about marketing practices, refund policies and other matters (which has since been concluded without material findings).
Following a recent compliance audit, the two key institutions comprising our Open Colleges operations each received a notice of noncompliance and intention to make a decision to impose sanctions from ASQA due to various alleged compliance deficiencies. One of the alleged deficiencies arose from a change in the interpretation of applicable course requirements, which will require changes in our procedures for student workplace skills assessments used in connection with courses that represent a substantial portion of the Open Colleges institutions’ enrollment. These changes, which we are implementing, could increase the operating costs for these institutions, perhaps substantially, and could have competitive implications.
We submitted a response to the ASQA notice and on January 4, 2017, ASQA notified the two institutions of its decision to not impose sanctions.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 25

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
Note 14. Regulatory Matters
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
University of Phoenix’s Title IV Program Participation Agreement expired on December 31, 2012. The University has submitted necessary documentation for recertification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We believe that the University’s application will be renewed in due course. However, we cannot predict whether or to what extent the Department may seek to impose conditions on our operations in connection with any recertification, including some or all conditions to continued participation in Title IV programs following

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 26

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the consummation of our pending Merger transaction that the Department has identified in its response to our application for preacquisition review of that transaction.
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
Gainful Employment Regulations
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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the regulations, which apply on a program-by-program basis, the Title IV eligibility of students enrolled in a program will depend on the outcome of two tests relating to average student loan debt service-to-earnings ratios of program graduates for each cohort year. One test measures student loan debt service as a percentage of total earnings; the other test measures student loan debt service as a percentage of deemed discretionary earnings. For each test, the regulations specify the ratios that constitute “pass”, “fail”, and neither pass nor fail, which is referred to as “zone”. If a program fails both of the tests for one measuring year, the institution will be required to provide a warning notice to prospective and enrolled students advising that the program may lose Title IV eligibility based on the outcome of the tests for the next measuring year. Programs that fail both tests in two out of three consecutive years or are in the zone for four consecutive years will be ineligible to participate in Title IV student financial aid for a period of at least three years.
In late October 2016, the Department provided draft gainful employment debt service-to-earnings ratios for the initial measuring year, which the Department refers to as Debt Measure Year 2015 (“DMYR15”). The Department expects to issue the final DMYR15 debt service-to-earnings ratios in January 2017.
Based on the draft rates, University of Phoenix programs representing approximately 15% of the University’s total degreed enrollment as of November 30, 2016 failed both of the debt service-to-earnings tests, and a small number of programs were in the zone.
In connection with the University’s initiative to transform itself into a more focused, higher retaining and less complex institution, beginning in September 2015 and continuing through early fiscal year 2017, the University ceased enrolling new students in programs it believed may be impacted by the gainful employment regulations. As a result of these actions, the University has ceased enrolling new students in all of the programs that failed both of the minimum debt service-to-earnings tests for DMYR15. These programs, and the other programs that were retired in connection with the broader initiative to transform the University, represented approximately 19% of the University’s total degreed enrollment as of November 30, 2016. Students who are currently enrolled in such programs are being taught-out.
Because the measuring period for the next cohort (DMYR16) has already ended, we do not have the opportunity to make changes to any of the programs that failed both tests for DMYR15, and if these programs also fail both tests for DMYR16, they immediately will cease to be eligible to participate in Title IV programs. In such case, the University intends to provide

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 27

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

scholarships to students enrolled in these programs to help the affected students complete their programs of study. The ultimate cost of this assistance cannot be predicted currently, but could be substantial, depending on the number of students who qualify and choose to participate.
Changes in student borrowing needs and practices, student loan interest rates, labor markets and other factors outside of our control could adversely impact compliance with these regulations for some of our continuing programs in the future.
Defense to Repayment Regulations
On October 28, 2016, the U.S. Department of Education published final regulations establishing new processes and standards for the discharge of student loans. The regulations provide for discharge of student loans first disbursed on or after July 1, 2017, and recovery by the borrower of any amounts paid on such loans where:

•	a school breaches contractual promises to a student;

•	certain judgments based on any state or federal law are entered against a school related to the loan or the educational services after a contested proceeding; or

•	a school makes substantial misrepresentations about the nature of its educational programs, financial charges or employability of graduates.
In general, the extent to which a loan obligation is discharged or previously paid amounts are recovered is limited to the amount of pecuniary damages suffered by the borrower associated with the relevant basis for the discharge, as determined by a Department hearing officer in the exercise of broad discretion. The decision of the hearing officer is final, subject to limited rights to appeal a decision to the Secretary of Education. In most cases, the Department is entitled to seek reimbursement from the disbursing school of any loan amounts discharged or recovered by students.
In addition, the Department has the discretion to initiate proceedings for discharge on behalf of groups of students if, among other reasons, the Department determines that there are common facts and claims or that such action would promote compliance by the school. Such group proceedings can be initiated whether a school has closed or is currently operating, and can include students who have not requested relief. In any such proceeding, a Department official will represent the relevant group in the fact-finding process, which will be presided over by a Department hearing officer.
There is no time limit on claims to discharge outstanding amounts owed by a borrower, regardless of the basis for the discharge, and no time limit on claims for recovery of amounts previously paid which are based on the entry of a judgment. Claims for recovery of amounts previously paid which are based on breach of contract or misrepresentation generally must be made within six years of the breach or discovery of the misrepresentation.
The new procedures and standards increase the likelihood that individual and group borrower defense to repayment claims will be made and confer on the Department substantially complete and unreviewable discretion to adjudicate any such claims, including claims initiated by the Department itself. Because the specified standards are imprecise in many respects and the Department is the final arbiter of the standards and the findings of fact, we may not be able successfully to predict how the standards will be applied to our students until claims have been made and adjudicated. Application of the specified standards relating to breach of contract and misrepresentation, and the determination of the appropriate amount of damages each are likely to involve complicated and nuanced questions of fact and may involve large groups of students deemed by the Department to be similarly situated. Accordingly, we may be exposed in a proceeding to potentially significant liability based on intensely factual analyses and judgments, under circumstances where we have available only limited due process rights. If a large group of students, in either a private proceeding or a proceeding initiated and prosecuted by the Department, succeeds in a defense to repayment claim for any reason, our business and financial condition could be materially and adversely harmed.
Financial Responsibility Standards
Also on October 28, 2016, the Department published final regulations modifying the Department’s financial responsibility standards to provide that a proprietary institution is deemed not to be financially responsible if it is subject to one or more specified triggering events on or after July 1, 2017, including:

•	A failure to satisfy the 90/10 test for the prior fiscal year;

•
For publicly traded institutions, a failure to timely file annual or quarterly reports with the Securities and Exchange Commission, the receipt of certain warnings from the SEC or the relevant stock exchange, or the delisting of the institution’s stock; and

•	Cohort default rates above 30% for the two most recent measuring periods.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 28

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, an institution will be deemed not to be financially responsible if the institution is subject to one or more other specified triggering events, if the Department determines that after taking into account the possible future financial consequences a recalculated composite score for the institution’s most recently completed fiscal year would be less than 1.0. Such triggering events include the following:

•	The institution incurs a liability in connection with a judicial or administrative proceeding, including as a result of settlement;

•
The institution is sued after July 1, 2017 by a federal or state authority regarding certain matters involving student loans or the provision of educational services and such suit is still pending after 120 days;

•	The institution is otherwise sued after July 1, 2017 and such lawsuit has survived a motion for summary judgment or the time to assert such a motion has expired;

•	The institution is required by its accrediting agency to submit a teach-out plan in connection with closure of the institution or certain of its locations;

•	The institution has programs that could become ineligible to participate in Title IV programs based on the gainful employment debt service-to-earnings rates for the next measuring year; or

•	The institution has a composite score of less than 1.5 and experiences a withdrawal of owner’s equity by any means, including by declaring a dividend.
Furthermore, an institution will be deemed to not be financially responsible if the Department determines that there is an event or condition that is reasonably likely to have a material adverse effect on the financial condition, business, or results of operations of the institution, including as a result of one or more of the following events:

•	significant fluctuation in the amount of Title IV funds received by the institution;

•	citation of noncompliance by a state licensing or authorizing agency;

•	failure of a financial stress test to be developed by the Department;

•	high annual dropout rates, as calculated by the Department;

•	action by an accrediting agency to place the institution on probation or issue a show-cause order for failure to meet one or more accrediting standards;

•	violation of a provision in a loan agreement; or

•
pending borrower defense to repayment claims or an expectation that a significant number of borrower defense to repayment claims will be filed related to the institution, as determined by the Department.

If an institution is deemed to be not financially responsible because of the occurrence of one or more of the foregoing triggering events, the institution must either post a letter of credit in the amount of at least 50% of prior year Title IV receipts or, with the Department’s approval, continue participation in Title IV programs under a provisional certification for a limited period of time, post a letter of credit in an amount of at least 10% of prior year Title IV receipts and comply with certain other conditions.
These new financial responsibility standards significantly expand the circumstances under which a proprietary institution will be deemed to not be financially responsible, including circumstances and events that may not actually pose financial risks to the institution, circumstances that are based on subjective judgments of the Department about future events, and allegations and claims for relief in private or administrative litigation or enforcement proceedings that may ultimately be found to lack merit. The posting by University of Phoenix of a letter of credit in the amount of 50% or more of its Title IV program receipts for its preceding fiscal year likely would be an insurmountable burden. Accordingly, if the University is found to not be financially responsible under these new standards, it would be able to continue participation in Title IV programs only if terms of a provisional certification, including the amount of any associated letter of credit, can be agreed with the Department, the terms of which may materially and adversely impact our business and operations. In order to reduce the risk and uncertainty associated with these regulations, we may need to modify our administrative and other student-facing practices and procedures in a manner that increases our costs and reduces our administrative effectiveness. Furthermore, because of the potentially significant consequences of a determination that we are not financially responsible, our flexibility in responding to private or administrative litigation or enforcement actions may be severely constrained in a manner that materially and adversely impacts our business and financial condition.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 29

APOLLO EDUCATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

State Authorization Regulations
On December 19, 2016, the U.S. Department of Education published final regulations, effective July 1, 2018, which establish new requirements for distance education programs to maintain the state authorizations necessary to be eligible to participate in Title IV programs. Among other things, the regulations:

•	Require an institution offering distance education to have requisite state authority to offer such programs to state residents if required by the state;

•	Define and recognize acceptable state authorization reciprocity agreements;

•	Require institutions to document individualized state processes for resolving student complaints; and

•
Require an institution to provide extensive public and individualized disclosures to enrolled and prospective students regarding its programs offered solely through distance education, including information concerning adverse actions filed against the school by state entities or accrediting bodies.

Under the regulations, individual states may impose new and diverse requirements on institutions offering distance education and thereby reduce the regulatory and operational efficiency that our schools have relied on under the State Authorization Reciprocity Agreement (“SARA”). In those states that have adopted SARA, now comprise a majority of domestic jurisdictions, our Title IV eligible programs are authorized to operate on the basis of Arizona state regulatory approval.
The regulations also require extensive new public disclosures based upon certain actions by accreditors and state entities, including state Attorneys General, and require disclosure to current and prospective students upon the mere filing of an adverse action and long after the initial action was resolved, even if resolved in favor of the institution.
The regulations raise potential risks for our business, since the precise regulatory scope of individualized state requirements and disclosures are unclear and subject to interpretation in a manner that may be adverse to us and not fully known or predictable in advance, and certain of the potential adverse consequences could arise from the mere commencement of adverse actions by government entities or accrediting bodies, even if these actions and claims ultimately are found to lack merit. Furthermore, the significant discretion vested in the Department to interpret and administer the regulations may result in unexpected outcomes that adversely affect our business. In order to reduce the risk associated with these regulations, we may need to modify our administrative and other student-facing practices and procedures in a manner that increases our costs and reduces our administrative effectiveness.
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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 30

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

•
Apollo Global, which includes our institutions based outside the U.S., and its corporate operations. Apollo Global acquired Career Partner during the second quarter of fiscal year 2016, and the operating results are included in our Apollo Global operating segment from the date of acquisition.

•	Other, which includes College for Financial Planning, Western International University, The Iron Yard, Apollo Professional Development, and Apollo corporate activities.
A summary of financial information by reportable segment is as follows:

	Three Months Ended November 30,
($ in thousands)	2016	2015
Net revenue:
University of Phoenix	$354,294	$462,617
Apollo Global	121,246	115,332
Other	8,959	8,072
Net revenue	$484,499	$586,021
Operating income (loss)(1):
University of Phoenix	$32,550	$(17,504)
Apollo Global	(3,643)	(2,335)
Other	(20,503)	(25,410)
Operating income (loss)	8,404	(45,249)
Reconciling items:
Interest income	1,087	919
Interest expense	(1,425)	(1,456)
Other loss, net	(644)	(843)
Income (loss) from continuing operations before income taxes	$7,422	$(46,629)
(1) University of Phoenix, Apollo Global and Other include restructuring and impairment charges during the periods, which includes a $71.8 million goodwill impairment charge during the first quarter of fiscal year 2016 for our University of Phoenix reporting unit. Refer to Note 2, Restructuring and Impairment Charges. Additionally, Apollo Global and Other include expense represented in Merger, acquisition and other related costs, net, during the three months ended November 30, 2016 and 2015.
Our consolidated assets by reportable segment consist of the following as of the respective period ends:

($ in thousands)	November 30, 2016	August 31, 2016
University of Phoenix	$609,546	$599,790
Apollo Global	690,169	704,207
Other(1)	655,528	708,909
Total assets	$1,955,243	$2,012,906
(1) The majority of the assets included in Other consists of cash and cash equivalents and marketable securities.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended August 31, 2016 and our financial statements included in Part I, Item 1, of this Form 10-Q.
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
Pending Merger
On February 7, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with AP VIII Queso Holdings, L.P., a Delaware limited partnership (“Queso”) and Socrates Merger Sub, Inc., an Arizona corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Queso. Queso is a subsidiary of funds affiliated with Apollo Management VIII, L.P., which is an affiliate of Apollo Global Management, LLC, none of which is, or has ever been, affiliated with us. The Vistria Group, LP is a co-investor in Queso. Najafi Companies, LLC is a potential co-investor in Queso. At the effective time of the Merger, which, subject to the satisfaction of the closing conditions, is anticipated to be on or before February 1, 2017, the date on which the contract becomes terminable by either party, each share of our issued and outstanding Class A and Class B common stock (other than shares owned by Queso and its subsidiaries and shares owned by us and our subsidiaries) will be converted pursuant to the terms of the Merger Agreement into the right to receive $10.00 per share in cash. On May 6, 2016, the Merger Agreement was approved by the holders of our outstanding Class A and Class B common stock, each voting separately as a class.
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
On December 7, 2016, the Department of Education provided its response to the preacquisition review application filed by University of Phoenix and Western International University, which specified certain conditions to the continuing participation of these institutions in Title IV programs after the Merger. These conditions were subsequently modified in certain respects in a supplemental response dated December 20, 2016. We have been informed by Queso that it has accepted the mandatory requirements stipulated in the Department’s initial response, as subsequently modified in its supplemental response.
HLC previously informed us that the HLC Board of Trustees had voted to defer action on the change of control applications filed in connection with the proposed Merger until such time as the Department of Education provided us and HLC with a written response to the preacquisition review applications filed by University of Phoenix and Western International University, and a substantive response to any requirements has been filed. We have submitted to HLC all of the requested information, including Queso’s written acceptance of the Department’s response, as supplemented, to the preacquisition review applications, and we anticipate that HLC will take action on our change of control applications in due course. However, we cannot predict or control the timing or outcome of HLC’s review of our applications.
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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 32

We believe we have satisfied each of these minimum operating metrics as of December 31, 2016, which is the relevant measurement date for a closing on or prior to February 1, 2017.
There is no assurance that the conditions to the consummation of the Merger will be satisfied in a timely manner or at all.
The Merger Agreement may be terminated by each of us under certain circumstances, including if the Merger is not consummated by 5:00 pm Eastern time on February 1, 2017. Upon termination of the Merger Agreement under certain specified circumstances, Queso will be required to pay us a reverse termination fee of $25.0 million. For additional information about some of the consequences that could arise from the failure to consummate the Merger, see Part I, Item 1A, Risk Factors - Risks Related to our Pending Merger - Our pending merger may not be consummated, which may adversely affect our business, and our business may suffer during the pendency of the merger as a result of uncertainty regarding consummation in our Form 10-K annual report filed with the SEC on October 20, 2016.
Assuming timely receipt of required regulatory approvals and the satisfaction or waiver of all other closing conditions, we anticipate that the Merger will be completed on or before February 1, 2017, the date on which the contract becomes terminable by either party.
For additional information related to the Merger and the Merger Agreement, please refer to the following filings we have made with the Securities and Exchange Commission:

•	Current Report on Form 8-K filed February 8, 2016;

•	Definitive Proxy Statement filed March 23, 2016;

•	Supplement to the Definitive Proxy Statement filed May 2, 2016;

•	Amendments to the Merger Agreement attached to our Current Report on Form 8-K filed on May 2, 2016 and our Quarterly Report on Form 10-Q filed July 8, 2016;

•	Current Report on Form 8-K filed July 7, 2016;

•	Annual Report on Form 10-K filed October 20, 2016;

•	Current Report on Form 8-K filed December 8, 2016; and

•	Current Report on Form 8-K filed December 21, 2016.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks relating to our business. For a more detailed discussion of our business, industry and risks, refer to our 2016 Annual Report on Form 10-K.
Rapidly Evolving and Highly Competitive Education Industry
The higher education industry is changing at an increasing pace due to a challenging political and regulatory environment (discussed further below), technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and value, inconsistent quality of secondary education in the U.S. and other factors that challenge many of the core principles underlying the industry. In addition, one of our primary competitive advantages in the U.S. has been materially diminished as a significant and increasing number of traditional four-year and community colleges, which are subject to fewer regulatory constraints, offer an increasing array of distance learning and other online education programs, including programs that are offered wholly online and geared towards the needs of working adults. In recent years, we have not competed successfully with these traditional schools and this has contributed to the substantial decline in University of Phoenix enrollment that began in late 2010. See further discussion of enrollment in Results of Operations below.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 33

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
Due in part to the rapidly changing higher education environment, particularly for proprietary institutions, and the competitive factors described above, the University’s enrollment has substantially declined since late 2010. The University is working to stabilize enrollment in the longer term by transforming itself into a more focused, higher retaining and less complex institution, including through:

•
Student outcomes initiatives designed to better prepare incoming students and to help existing students progress in their programs to completion. This includes tailoring initial course sequences to match the academic capabilities of students when they first enroll, assessing our programs and retiring or improving those which have lower retention rates or are less career relevant, adding more career-focused pathways that offer certificates and four-year bachelor’s degrees in key growth areas of the employment market, and piloting diagnostic tools for development of enhanced admissions guidelines and pathways expected to be implemented in fiscal year 2017.

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

We have experienced significant challenges in accurately predicting the effects on enrollment and retention of the various initiatives that we have developed and deployed in recent years. Accordingly, there is no assurance that our current transformation plan will stabilize enrollment, improve retention or achieve the other intended results, and the broad scope and number of simultaneous changes increases the risk of unexpected challenges and unintended consequences. Some of these initiatives have accelerated the enrollment decline at University of Phoenix in recent years, as discussed further below in Results of Operations. Further, we expect that the University’s enrollment will continue declining as we implement our currently planned initiatives, although we expect the rate of decline to moderate compared to the rate during fiscal year 2016. We do not expect the University’s enrollment to increase prior to fiscal year 2019.
Cost Reductions
We are intensely focused on reengineering our business processes and educational delivery systems to improve efficiencies and reduce costs to align with our declining enrollment and revenue in a manner that does not adversely impact the quality of our services to students. As discussed above, some of the initiatives to transform University of Phoenix have accelerated the near term rate of decline in the University’s enrollment and revenue, which has increased the amount of necessary cost reductions. In furtherance of this, we are closing underutilized or unnecessary University of Phoenix campus locations, reducing our workforce as necessary, streamlining and, where appropriate, automating our administrative and student facing services, outsourcing administrative and other services, evaluating the scope of our academic programs and delaying the implementation of certain of University of Phoenix’s transformation initiatives. Also, we have engaged outside advisors to assist us in identifying and effectuating these cost reduction initiatives. We have significantly reduced our operating costs over recent periods and further significant reductions are increasingly challenging. There is no assurance that we will be able to reduce costs to align with University of Phoenix’s reduced enrollment and revenue, especially if the University’s near term enrollment declines more than anticipated. Although we seek to effect these cost reductions in a manner that does not adversely impact the quality of our services to students, given the magnitude of these changes, they could result in near term disruption to our business which may further decrease our enrollment and revenues. Additionally, our fiscal year 2017 Department of Education financial responsibility composite score will be adversely impacted if we are not successful in reducing costs sufficiently during fiscal year 2017, whether due to our inability to effectuate planned cost reductions, greater than anticipated declines in our enrollment and revenue or other factors. See further discussion under Political and Regulatory Environment - Financial Responsibility Composite Score and Results of Operations below.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 34

Political and Regulatory Environment
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
We cannot predict what impact, if any, the commencement of the Trump Administration may have on the current political and regulatory environment for proprietary educational institutions.
The following summarizes additional significant political or regulatory matters applicable to our business.

•	Gainful Employment Regulations
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
In October 2014, the U.S. Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. Under the regulations, which apply on a program-by-program basis, the Title IV eligibility of students enrolled in a program will depend on the outcome of two tests relating to average student loan debt service-to-earnings ratios of program graduates for each cohort year. One test measures student loan debt service as a percentage of total earnings; the other test measures student loan debt service as a percentage of deemed discretionary earnings. For each test, the regulations specify the ratios that constitute “pass”, “fail”, and neither pass nor fail, which is referred to as “zone”. If a program fails both of the tests for one measuring year, the institution will be required to provide a warning notice to prospective and enrolled students advising that the program may lose Title IV eligibility based on the outcome of the tests for the next measuring year. Programs that fail both tests in two out of three consecutive years or are in the zone for four consecutive years will be ineligible to participate in Title IV student financial aid for a period of at least three years.
In late October 2016, the Department provided draft gainful employment debt service-to-earnings ratios for the initial measuring year, which the Department refers to as Debt Measure Year 2015 (“DMYR15”). The Department expects to issue the final DMYR15 debt service-to-earnings ratios in January 2017.
Based on the draft rates, University of Phoenix programs representing approximately 15% of the University’s total degreed enrollment as of November 30, 2016 failed both of the debt service-to-earnings tests, and a small number of programs were in the zone.
In connection with the University’s initiative to transform itself into a more focused, higher retaining and less complex institution, beginning in September 2015 and continuing through early fiscal year 2017, the University ceased enrolling new students in programs it believed may be impacted by the gainful employment regulations. As a result of

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 35

these actions, the University has ceased enrolling new students in all of the programs that failed both of the minimum debt service-to-earnings tests for DMYR15. These programs, and the other programs that were retired in connection with the broader initiative to transform the University, represented approximately 19% of the University’s total degreed enrollment as of November 30, 2016. Students who are currently enrolled in such programs are being taught-out.
Because the measuring period for the next cohort (DMYR16) has already ended, we do not have the opportunity to make changes to any of the programs that failed both tests for DMYR15, and if these programs also fail both tests for DMYR16, they immediately will cease to be eligible to participate in Title IV programs. In such case, the University intends to provide scholarships to students enrolled in these programs to help the affected students complete their programs of study. The ultimate cost of this assistance cannot be predicted currently, but could be substantial, depending on the number of students who qualify and choose to participate.
Changes in student borrowing needs and practices, student loan interest rates, labor markets and other factors outside of our control could adversely impact compliance with these regulations for some of our continuing programs in the future.

•	Defense to Repayment Regulations
On October 28, 2016, the U.S. Department of Education published final regulations establishing new processes and standards for the discharge of student loans. The regulations provide for discharge of student loans first disbursed on or after July 1, 2017, and recovery by the borrower of any amounts paid on such loans where:

•	a school breaches contractual promises to a student;

•	certain judgments based on any state or federal law are entered against a school related to the loan or the educational services after a contested proceeding; or

•	a school makes substantial misrepresentations about the nature of its educational programs, financial charges or employability of graduates.
In general, the extent to which a loan obligation is discharged or previously paid amounts are recovered is limited to the amount of pecuniary damages suffered by the borrower associated with the relevant basis for the discharge, as determined by a Department hearing officer in the exercise of broad discretion. The decision of the hearing officer is final, subject to limited rights to appeal a decision to the Secretary of Education. In most cases, the Department is entitled to seek reimbursement from the disbursing school of any loan amounts discharged or recovered by students.
In addition, the Department has the discretion to initiate proceedings for discharge on behalf of groups of students if, among other reasons, the Department determines that there are common facts and claims or that such action would promote compliance by the school. Such group proceedings can be initiated whether a school has closed or is currently operating, and can include students who have not requested relief. In any such proceeding, a Department official will represent the relevant group in the fact-finding process, which will be presided over by a Department hearing officer.
There is no time limit on claims to discharge outstanding amounts owed by a borrower, regardless of the basis for the discharge, and no time limit on claims for recovery of amounts previously paid which are based on the entry of a judgment. Claims for recovery of amounts previously paid which are based on breach of contract or misrepresentation generally must be made within six years of the breach or discovery of the misrepresentation.
The new procedures and standards increase the likelihood that individual and group borrower defense to repayment claims will be made and confer on the Department substantially complete and unreviewable discretion to adjudicate any such claims, including claims initiated by the Department itself. Because the specified standards are imprecise in many respects and the Department is the final arbiter of the standards and the findings of fact, we may not be able successfully to predict how the standards will be applied to our students until claims have been made and adjudicated. Application of the specified standards relating to breach of contract and misrepresentation, and the determination of the appropriate amount of damages each are likely to involve complicated and nuanced questions of fact and may involve large groups of students deemed by the Department to be similarly situated. Accordingly, we may be exposed in a proceeding to potentially significant liability based on intensely factual analyses and judgments, under circumstances where we have available only limited due process rights. If a large group of students, in either a private proceeding or a proceeding initiated and prosecuted by the Department, succeeds in a defense to repayment claim for any reason, our business and financial condition could be materially and adversely harmed.
For additional information see Part II, Item 1A, Risk Factors - New Department of Education regulations regarding discharge of Title IV student loan obligations and standards for institutional financial responsibility subject our business to substantial risks, including reimbursement of the Department for any debt relief granted by the Department to potentially large groups of students and automatic requirements to post a substantial letter of credit upon the occurrence of certain events in this form 10-Q.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 36

•	Financial Responsibility Standards
Also on October 28, 2016, the Department published final regulations modifying the Department’s financial responsibility standards to provide that a proprietary institution is deemed not to be financially responsible if it is subject to one or more specified triggering events on or after July 1, 2017, including:

•	A failure to satisfy the 90/10 test for the prior fiscal year;

•
For publicly traded institutions, a failure to timely file annual or quarterly reports with the Securities and Exchange Commission, the receipt of certain warnings from the SEC or the relevant stock exchange, or the delisting of the institution’s stock; and

•	Cohort default rates above 30% for the two most recent measuring periods.
In addition, an institution will be deemed not to be financially responsible if the institution is subject to one or more other specified triggering events, if the Department determines that after taking into account the possible future financial consequences a recalculated composite score for the institution’s most recently completed fiscal year would be less than 1.0. Such triggering events include the following:

•	The institution incurs a liability in connection with a judicial or administrative proceeding, including as a result of settlement;

•
The institution is sued after July 1, 2017 by a federal or state authority regarding certain matters involving student loans or the provision of educational services and such suit is still pending after 120 days;

•	The institution is otherwise sued after July 1, 2017 and such lawsuit has survived a motion for summary judgment or the time to assert such a motion has expired;

•	The institution is required by its accrediting agency to submit a teach-out plan in connection with closure of the institution or certain of its locations;

•	The institution has programs that could become ineligible to participate in Title IV programs based on the gainful employment debt service-to-earnings rates for the next measuring year; or

•	The institution has a composite score of less than 1.5 and experiences a withdrawal of owner’s equity by any means, including by declaring a dividend.
Furthermore, an institution will be deemed to not be financially responsible if the Department determines that there is an event or condition that is reasonably likely to have a material adverse effect on the financial condition, business, or results of operations of the institution, including as a result of one or more of the following events:

•	significant fluctuation in the amount of Title IV funds received by the institution;

•	citation of noncompliance by a state licensing or authorizing agency;

•	failure of a financial stress test to be developed by the Department;

•	high annual dropout rates, as calculated by the Department;

•	action by an accrediting agency to place the institution on probation or issue a show-cause order for failure to meet one or more accrediting standards;

•	violation of a provision in a loan agreement; or

•
pending borrower defense to repayment claims or an expectation that a significant number of borrower defense to repayment claims will be filed related to the institution, as determined by the Department.

If an institution is deemed to be not financially responsible because of the occurrence of one or more of the foregoing triggering events, the institution must either post a letter of credit in the amount of at least 50% of prior year Title IV receipts or, with the Department’s approval, continue participation in Title IV programs under a provisional certification for a limited period of time, post a letter of credit in an amount of at least 10% of prior year Title IV receipts and comply with certain other conditions.
These new financial responsibility standards significantly expand the circumstances under which a proprietary institution will be deemed to not be financially responsible, including circumstances and events that may not actually pose financial risks to the institution, circumstances that are based on subjective judgments of the Department about future events, and allegations and claims for relief in private or administrative litigation or enforcement proceedings that may ultimately be found to lack merit. The posting by University of Phoenix of a letter of credit in the amount of 50% or more of its Title IV program receipts for its preceding fiscal year likely would be an insurmountable burden. Accordingly, if the University is found to not be financially responsible under these new standards, it would be able to continue participation in Title IV programs only if terms of a provisional certification, including the amount of any associated letter of credit, can be agreed with the Department, the terms of which may materially and adversely impact our business and operations. In order to reduce the risk and uncertainty associated with these regulations, we may need

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 37

to modify our administrative and other student-facing practices and procedures in a manner that increases our costs and reduces our administrative effectiveness. Furthermore, because of the potentially significant consequences of a determination that we are not financially responsible, our flexibility in responding to private or administrative litigation or enforcement actions may be severely constrained in a manner that materially and adversely impacts our business and financial condition.
For additional information see Part II, Item 1A, Risk Factors - New Department of Education regulations regarding discharge of Title IV student loan obligations and standards for institutional financial responsibility subject our business to substantial risks, including reimbursement of the Department for any debt relief granted by the Department to potentially large groups of students and automatic requirements to post a substantial letter of credit upon the occurrence of certain events in this form 10-Q.

•	State Authorization Regulations
On December 19, 2016, the U.S. Department of Education published final regulations, effective July 1, 2018, which establish new requirements for distance education programs to maintain the state authorizations necessary to be eligible to participate in Title IV programs. Among other things, the regulations:

•	Require an institution offering distance education to have requisite state authority to offer such programs to state residents if required by the state;

•	Define and recognize acceptable state authorization reciprocity agreements;

•	Require institutions to document individualized state processes for resolving student complaints; and

•
Require an institution to provide extensive public and individualized disclosures to enrolled and prospective students regarding its programs offered solely through distance education, including information concerning adverse actions filed against the school by state entities or accrediting bodies.

Under the regulations, individual states may impose new and diverse requirements on institutions offering distance education and thereby reduce the regulatory and operational efficiency that our schools have relied on under the State Authorization Reciprocity Agreement (“SARA”). In those states that have adopted SARA, which now comprise a majority of domestic jurisdictions, our Title IV eligible programs are authorized to operate on the basis of Arizona state regulatory approval.
The regulations also require extensive new public disclosures based upon certain actions by accreditors and state entities, including state Attorneys General and require disclosure to current and prospective students upon the mere filing of an adverse action and for long after the initial action was resolved, even if resolved in favor of the institution.
The regulations raise potential risks for our business, since the precise regulatory scope of individualized state requirements and disclosures are unclear and subject to interpretation in a manner that may be adverse to us and not fully known or predictable in advance, and certain of the potential adverse consequences could arise from the mere commencement of adverse actions by government entities or accrediting bodies, even if these actions and claims ultimately are found to lack merit. Furthermore, the significant discretion vested in the Department to interpret and administer the regulations may result in unexpected outcomes that adversely affect our business. In order to reduce the risk associated with these regulations, we may need to modify our administrative and other student-facing practices and procedures in a manner that increases our costs and reduces our administrative effectiveness.

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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 38

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
If an institution does not achieve a composite score of at least 1.0, it is subject to additional requirements in order to continue its participation in the Title IV programs, including submitting to the Department a letter of credit in an amount equal to at least 10%, and at the Department’s discretion up to 50%, of the Title IV funds received by the institution during its most recently completed fiscal year, and being placed on provisional certification status, under which the institution must receive Department approval before implementing new locations or educational programs and comply with other restrictions, including reduced due process rights in subsequent proceedings before the Department.
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
The decline in the Apollo Education Group fiscal year 2016 composite score was principally attributable to our decline in profitability, which included $73.4 million of goodwill impairment charges during fiscal year 2016. Refer to Results of Operations below.
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
University of Phoenix’s Title IV Program Participation Agreement expired on December 31, 2012. The University has submitted necessary documentation for recertification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We believe that the University’s application will be renewed in due course. However, we cannot predict whether or to what extent the Department may seek to impose conditions on our operations in connection with any recertification, including some or all of the conditions to continued participation in the Title IV programs following the consummation of our pending Merger transaction that the Department has identified in its response to our application for preacquisition review of that transaction.
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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 39

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
In addition to possible reductions in Title IV program funding, military benefit programs may be reduced as military branches address competing budget priorities. Reductions and/or changes in military benefit programs, or changes in our eligibility to participate in such programs, could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage.
Expansion of Global Operations
We have operations on six continents and recently expanded our global operations through the acquisition of Career Partner in fiscal year 2016. The integration and operation of acquired businesses in foreign jurisdictions entails substantial regulatory, market and execution risks and, consistent with our experience to date, such acquisitions may not be accretive for an extended period of time. Furthermore, there has been increased focus in recent years on educational institutions in certain of the countries in which we operate.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 40

Critical Accounting Policies and Estimates
Refer to our 2016 Annual Report on Form 10-K for our critical accounting policies and estimates and refer to Note 9, Income Taxes, in Item 1, Financial Statements, for a discussion of the calculation of our interim income tax provision for the first quarter of fiscal years 2016 and 2017.
New Accounting Standards
For discussion of new accounting standards, refer to Note 1, Nature of Operations and Significant Accounting Policies, in Item 1, Financial Statements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three months ended November 30, 2016 compared to the three months ended November 30, 2015.
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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 41

Analysis of Condensed Consolidated Statements of Operations
The following details our consolidated results of operations. For a more detailed discussion of our operating results by reportable segment, refer to Analysis of Operating Results by Reportable Segment below.

	Three Months Ended November 30,
	2016	2015	% of Net Revenue
($ in thousands)			2016	2015
Net revenue	$484,499	$586,021	100.0%	100.0%
Costs and expenses:
Instructional and student advisory	248,753	291,327	51.3%	49.7%
Marketing	90,967	93,802	18.8%	16.0%
Admissions advisory	26,588	34,188	5.5%	5.8%
General and administrative	51,325	67,445	10.6%	11.5%
Depreciation and amortization	26,854	27,394	5.5%	4.7%
Provision for uncollectible accounts receivable	13,930	15,313	2.9%	2.6%
Restructuring and impairment charges	15,365	97,823	3.2%	16.7%
Merger, acquisition and other related costs, net	2,313	3,978	0.5%	0.7%
Total costs and expenses	476,095	631,270	98.3%	107.7%
Operating income (loss)	8,404	(45,249)	1.7%	(7.7)%
Interest income	1,087	919	0.2%	0.2%
Interest expense	(1,425)	(1,456)	(0.3)%	(0.3)%
Other loss, net	(644)	(843)	(0.1)%	(0.2)%
Income (loss) from continuing operations before income taxes	7,422	(46,629)	1.5%	(8.0)%
Provision for income taxes	(4,223)	(12,239)	(0.8)%	(2.0)%
Income (loss) from continuing operations	3,199	(58,868)	0.7%	(10.0)%
Loss from discontinued operations, net of tax	—	(3,259)	—%	(0.6)%
Net income (loss)	3,199	(62,127)	0.7%	(10.6)%
Net loss attributable to noncontrolling interests	871	1,362	0.1%	0.2%
Net income (loss) attributable to Apollo	$4,070	$(60,765)	0.8%	(10.4)%
Net Revenue
Our net revenue decreased $101.5 million, or 17.3%, in the three months ended November 30, 2016 compared to the prior year. The decrease was attributable to a 23.4% net revenue decline at University of Phoenix principally due to lower enrollment. See discussion of the enrollment decline in Analysis of Operating Results by Reportable Segment - University of Phoenix below. This was partially offset by an increase in Apollo Global net revenue.
Instructional and Student Advisory
Instructional and student advisory decreased $42.6 million, or 14.6%, in the three months ended November 30, 2016 compared to the prior year, which represented an increase as a percentage of net revenue of 160 basis points. The decrease in expense was primarily due to lower costs that are more variable in nature such as faculty associated with University of Phoenix’s enrollment decline, and lower costs including compensation and rent attributable to our restructuring activities. This was partially offset by costs attributable to our acquisition of Career Partner, which occurred during the second quarter of fiscal year 2016.
Marketing
Marketing decreased $2.8 million, or 3.0%, in the three months ended November 30, 2016 compared to the prior year, which represented an increase as a percentage of net revenue of 280 basis points. The decrease in expense was principally attributable to lower headcount as a result of our restructuring activities, which was partially offset by an increase in advertising at University of Phoenix associated with its brand initiatives.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 42

Admissions Advisory
Admissions advisory decreased $7.6 million, or 22.2%, in the three months ended November 30, 2016 compared to the prior year, which represented a decrease as a percentage of net revenue of 30 basis points. The decrease was principally attributable to lower University of Phoenix headcount as a result of our restructuring activities.
General and Administrative
General and administrative decreased $16.1 million, or 23.9%, in the three months ended November 30, 2016 compared to the prior year, which represented a decrease as a percentage of net revenue of 90 basis points. The decrease was primarily due to lower headcount as a result of our restructuring activities, and other reductions in compensation expense, including share-based compensation.
Depreciation and Amortization
Depreciation and amortization decreased $0.5 million, or 2.0%, in the three months ended November 30, 2016 compared to the prior year, which represented an increase as a percentage of net revenue of 80 basis points. The decrease in expense was principally attributable to lower depreciation expense resulting from a decline in depreciable assets due in part to our restructuring activities. This was partially offset by Career Partner’s intangible asset amortization, which was acquired in the second quarter of fiscal year 2016.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $1.4 million, or 9.0%, in the three months ended November 30, 2016 compared to the prior year, which represented an increase as a percentage of net revenue of 30 basis points. The decrease in expense was primarily due to lower University of Phoenix enrollment.
Restructuring and Impairment Charges
Restructuring and impairment charges include the following for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2016	2015
Restructuring charges	$15,365	$24,430
Goodwill impairments(1)	—	73,393
Restructuring and impairment charges	$15,365	$97,823
(1) The goodwill impairment charges represent $71.8 million and $1.6 million for our University of Phoenix and Western International University reporting units, respectively.
We have implemented various restructuring activities during prior fiscal years and remain focused on reengineering our business processes and educational delivery systems to improve efficiency and reduce costs to align with our declining enrollment and revenue. The activities initiated in prior years and those initiated in fiscal year 2017 are described below. Additionally, we intend to further reduce costs in future periods to align with our declining enrollment and revenue, and expect to incur material charges associated with other future restructuring activities.
The following summarizes the restructuring charges in our segment reporting format for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2016	2015
University of Phoenix	$5,805	$19,090
Apollo Global	1,417	404
Other	8,143	4,936
Restructuring charges	$15,365	$24,430

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 43

Our restructuring activities initiated prior to fiscal year 2017 principally included closing approximately 150 University of Phoenix ground locations, rationalizing our leased administrative office facilities, and workforce reductions. During the three months ended November 30, 2016, we incurred $11.5 million of expense for these prior year activities. The majority of the expense represents initial charges for the estimated fair value of future contractual operating lease obligations which are recorded when we cease using the respective facility, and an increase in our estimated future cash payments associated with exiting additional space at other locations included in the rationalization plan. We measure lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The significant unobservable inputs principally include estimated future cash flows and discount rates which have ranged between 3%-7% for our lease obligations. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considers subleases that we have executed or expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.
As of November 30, 2016, we had approximately $35 million of remaining lease obligations associated with the locations that we expect to close as University of Phoenix obtains the necessary regulatory approvals and completes its teach-out obligations. We will incur lease obligation charges for these locations when we cease using the respective facilities. We will also continue to incur interest accretion, and may record additional adjustments in future periods for the estimated obligations associated with facilities we have already exited.
During the three months ended November 30, 2016, we incurred $3.9 million of expense for new restructuring activities initiated during fiscal year 2017, which represented severance and other employee separation costs associated with the elimination of approximately 150 positions. The expense associated with these activities for the three months ended November 30, 2016 is reflected in our segment reporting as follows: $2.4 million in University of Phoenix, $1.4 million in Apollo Global and $0.1 million in Other.
Refer to Note 2, Restructuring and Impairment Charges, in Item 1, Financial Statements, which is incorporated herein by reference, for further information on our restructuring activities.
Merger, Acquisition and Other Related Costs, Net
We recorded $2.3 million and $4.0 million of net expense during the three months ended November 30, 2016 and November 30, 2015, respectively, which principally represents professional fees associated with our pending Merger discussed further in the Overview of this MD&A.
Provision for Income Taxes
During the three months ended November 30, 2016, we had pre-tax income of $7.4 million and recorded $4.2 million of income tax expense. Based on the amount of our pre-tax income, our effective income tax rate for the three months ended November 30, 2016 was significantly impacted by the composition of our pre-tax income from domestic and foreign operations, including foreign losses for which we cannot take a tax benefit.
During the three months ended November 30, 2015, our effective income tax rate for continuing operations was significantly impacted by the $71.8 million goodwill impairment charge for our University of Phoenix reporting unit, which was not deductible for tax purposes.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 44

Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the respective periods:

	Three Months Ended November 30,
($ in thousands)	2016	2015	$ Change	% Change
Net revenue:
University of Phoenix	$354,294	$462,617	$(108,323)	(23.4)%
Apollo Global	121,246	115,332	5,914	5.1%
Other	8,959	8,072	887	11.0%
Net revenue	$484,499	$586,021	$(101,522)	(17.3)%
Operating income (loss):
University of Phoenix	$32,550	$(17,504)	$50,054	*
Apollo Global	(3,643)	(2,335)	(1,308)	(56.0)%
Other	(20,503)	(25,410)	4,907	19.3%
Operating income (loss)	$8,404	$(45,249)	$53,653	*
* Not meaningful
University of Phoenix
University of Phoenix’s net revenue decreased $108.3 million, or 23.4%, during the three months ended November 30, 2016 compared to the prior year. The decrease was principally attributable to lower Average Degreed Enrollment as discussed below. The University’s future net revenue will be impacted by pricing changes, changes in enrollment and student mix within programs, and discounts, grants and scholarships.
The following details University of Phoenix student enrollment for the respective periods:

	Three Months Ended November 30,
(Rounded to the nearest hundred)	2016	2015	% Change
Degreed Enrollment(1), (2)	135,900	176,900	(23.2)%
New Degreed Enrollment(3)	20,200	24,500	(17.6)%
Average Degreed Enrollment(4)	139,200	183,800	(24.3)%
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
(2) As described in Footnote 1, Degreed Enrollment includes students who attended a credit bearing course during the quarter and had not graduated as of the end of the quarter. The proportion of students included in Degreed Enrollment who have completed their academic work but not yet formally graduated (“academically complete students”) increased beginning in the third quarter of fiscal year 2016 compared to the prior year periods due to changes in the manner in which graduation applications are processed. We estimate that the number of academically complete students reflected in this increase was approximately 2,000 - 3,000 for both the third and fourth quarters of fiscal year 2016, and 500 - 1,500 for the first quarter of fiscal year 2017.
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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 45

University of Phoenix Average Degreed Enrollment decreased 24.3% in the three months ended November 30, 2016 compared to the prior year primarily due to the continued decline in New Degreed Enrollment. We believe the following factors, some of which are discussed in more detail in the Overview of this MD&A, contributed to the decrease:

•
University of Phoenix enrollment continues to be adversely impacted by the rapidly evolving and highly competitive education industry, which includes adverse publicity associated with the challenging political and regulatory environment, particularly for the proprietary education sector; and

•
Recently launched initiatives as part of the University’s transformation strategy including the retiring of a number of lower retaining associate’s degree programs. Some of these initiatives have accelerated the enrollment decline at University of Phoenix in recent years, and we expect that the University’s enrollment will continue declining in the near term.

University of Phoenix had operating income of $32.6 million and an operating loss of $17.5 million during the three months ended November 30, 2016 and November 30, 2015, respectively. The University’s operating results were impacted by $5.8 million and $90.9 million of restructuring and impairment charges for the respective periods. In addition, the University’s operating results declined in the first quarter of fiscal year 2016 compared to the prior year due to lower net revenue, which was partially offset by lower costs attributable to our restructuring activities and decreases in costs that are more variable in nature.
Apollo Global
Apollo Global’s net revenue increased $5.9 million during the three months ended November 30, 2016 compared to the prior year. The increase was primarily due to revenue from Career Partner, which was acquired in the second quarter of fiscal year 2016. The increase in revenue was partially offset by the impact of foreign exchange rates (approximately $11 million).
Apollo Global had operating losses of $3.6 million and $2.3 million during the three months ended November 30, 2016 and 2015, respectively. Apollo Global’s operating results include the following during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2016	2015
Depreciation and amortization	$11,292	$8,701
Merger, acquisition and other related (credit) costs, net	(311)	591
Restructuring and impairment charges	1,417	404
Other
Other net revenue increased $0.9 million during the three months ended November 30, 2016 compared to the prior year due to an increase in net revenue at The Iron Yard.
Other operating losses decreased $4.9 million during the three months ended November 30, 2016 compared to the prior year due to reduced operating costs resulting from our restructuring activities.
Liquidity, Capital Resources, and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. Our ability to deploy currently available liquidity is constrained by our need to maintain U.S. Department of Education financial responsibility composite scores of at least 1.5, and, if the scores fall below 1.5, would adversely impact our ability to finance the operation of our business. Additionally, our existing $625 million Revolving Credit Facility described below expires in April 2017. Furthermore, access to the credit markets and other sources of liquidity, including utilization of our Revolving Credit Facility described below, may be adversely affected if we experience regulatory compliance challenges, reduced availability of Title IV program funding, or other adverse effects on our business from regulatory or legislative changes. For a detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1A, Risk Factors, in our 2016 Annual Report on Form 10-K.
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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 46

Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic operations and placed with high-credit-quality financial institutions. The following provides a summary of these financial instruments as of the respective period ends:

				% of Total Assets at
($ in thousands)	November 30, 2016	August 31, 2016	% Change	November 30, 2016	August 31, 2016
Cash and cash equivalents	$517,274	$464,024	11.5%	26.5%	23.1%
Restricted cash and cash equivalents	124,871	142,170	(12.2)%	6.4%	7.1%
Current marketable securities	117,392	197,886	(40.7)%	6.0%	9.8%
Noncurrent marketable securities	6,893	18,758	(63.3)%	0.3%	0.9%
Total	$766,430	$822,838	(6.9)%	39.2%	40.9%
Cash and cash equivalents (excluding restricted cash) increased $53.3 million primarily due $91.6 million of marketable securities maturities and sales (net of purchases), and $16.5 million of cash provided by operations. This was partially offset by $32.4 million of payments on borrowings and $20.9 million of capital expenditures.
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of November 30, 2016, the unremitted earnings from these operations were not significant.
As of November 30, 2016, our cash and restricted cash equivalents included $137.4 million of money market funds that we measure at fair value. We determine fair value of these funds using a market approach with Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets. Our remaining cash and cash equivalents approximate fair value because of the short-term nature of the financial instruments.
Our marketable securities, which principally include corporate bonds and tax-exempt municipal bonds, have original maturities to us greater than three months, and contractual maturities that will occur within two years. Our marketable securities are classified as available-for-sale and are measured at fair value. We determine the fair value of these investments using a market approach with Level 2 observable inputs including quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active. Refer to Note 3, Financial Instruments, in Item 1, Financial Statements.
Debt
In fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”), which expires in April 2017. The Revolving Credit Facility is used for general corporate purposes, which may include acquisitions and share repurchases, and may also be used for borrowings in certain foreign currencies and letters of credit, in each case up to specified sublimits.
As of August 31, 2016, we had $30 million of outstanding borrowings under the Revolving Credit Facility and approximately $29 million of outstanding letters of credit. We repaid the entire amount borrowed under the Revolving Credit Facility as of August 31, 2016 during the first quarter of fiscal year 2017. As of November 30, 2016 we had no outstanding borrowings under the Revolving Credit Facility and approximately $28 million of outstanding letters of credit.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from Prime + 25 to 85 basis points. The weighted average interest rate on our outstanding short-term borrowings under the Revolving Credit Facility at August 31, 2016 was 3.8%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including a material adverse event clause and the following financial covenants: maximum leverage ratio, minimum interest and rent expense coverage ratio, and U.S. Department of Education financial responsibility composite score requirements. We were in compliance with all applicable covenants related to the Revolving Credit Facility at November 30, 2016 and August 31, 2016.
Other debt principally includes debt at subsidiaries of Apollo Global and other obligations. The weighted average interest rate on our outstanding other debt at November 30, 2016 and August 31, 2016 was 6.3% and 6.0%, respectively.
The carrying value of our debt, excluding capital leases, approximates fair value based on the nature of our debt, which includes consideration of the portion that is variable-rate.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 47

Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2016	2015
Net income (loss)	$3,199	$(62,127)
Non-cash items	55,370	128,928
Changes in assets and liabilities	(42,115)	(85,668)
Net cash provided by (used in) operating activities	$16,454	$(18,867)
Three Months Ended November 30, 2016 - Our non-cash items primarily consisted of $26.9 million of depreciation and amortization, a $13.9 million provision for uncollectible accounts receivable, and $8.7 million of deferred income taxes. The changes in assets and liabilities, primarily consisted of the following:

•	A $39.9 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•	A $31.6 million decrease in student deposits principally attributable to the enrollment decline at University of Phoenix and the timing of course starts at BPP; and

•	A $28.3 million decrease in accrued and other liabilities principally attributable to the payment of accrued bonuses.
The above changes were partially offset by a $50.9 million increase in deferred revenue principally attributable to the timing of course starts at BPP and University of Phoenix, and a decrease in restricted cash at University of Phoenix.
We monitor University of Phoenix accounts receivable through a variety of metrics, including days sales outstanding. We calculate the University’s days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into its gross student accounts receivable balance as of the end of the period. As of November 30, 2016, University of Phoenix’s days sales outstanding was 35 days compared to 30 days and 21 days as of August 31, 2016 and November 30, 2015, respectively. The increase in days sales outstanding was principally attributable to higher University of Phoenix gross student receivables as of November 30, 2016 primarily due to the timing of student cohort start dates and financial aid funds received by the University at the end of the respective periods.
Three Months Ended November 30, 2015 - Our non-cash items primarily consisted of $73.4 million of goodwill impairments, $27.4 million of depreciation and amortization, a $15.3 million provision for uncollectible accounts receivable, and $9.5 million of share-based compensation. The changes in assets and liabilities primarily consisted of the following:

•	A $32.9 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•	A $26.0 million decrease in accrued and other liabilities principally attributable to the timing of our payroll cycle and the payment of accrued bonuses; and

•	A $14.7 million decrease in accounts payable.
Investing Activities
The following provides a summary of our investing cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2016	2015
Maturities and sales (purchases) of marketable securities, net	91,578	(46,939)
Capital expenditures	(20,872)	(14,456)
Other	152	(196)
Net cash provided by (used in) investing activities	$70,858	$(61,591)

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 48

Financing Activities
The following provides a summary of our financing cash flows during the respective periods:

	Three Months Ended November 31,
($ in thousands)	2016	2015
Payments on borrowings, net	$(32,377)	$(2,522)
Share repurchases	(997)	(517)
Net cash used in financing activities	$(33,374)	$(3,039)
Three Months Ended November 30, 2016 - Cash used in financing activities primarily consisted of $32.4 million used for payments on borrowings. The share repurchases during the first quarter of fiscal year 2017 related to tax withholding requirements on share-based awards. We did not repurchase shares under our share repurchase program during the three months ended November 30, 2016.
As of November 30, 2016, we had $52.2 million available under our share repurchase authorization. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases occur at our discretion and may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. We are prohibited from repurchasing shares under the agreements associated with our pending Merger, as described in the Overview of this MD&A.
Three Months Ended November 30, 2015 - The share repurchases during the first quarter of fiscal year 2016 related to tax withholding requirements on share-based awards. We did not repurchase shares under our share repurchase program during the three months ended November 30, 2015.
Contractual Obligations and Other Commercial Commitments
There have been no material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2016 through November 30, 2016.
Information regarding our contractual obligations and other commercial commitments is provided in our 2016 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since August 31, 2016. For a discussion of our exposure to market risk, refer to our 2016 Annual Report on Form 10-K.
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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 49

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended November 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 50

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings, which is incorporated into this Item 1 of Part II by this reference.
Item 1A. Risk Factors
In addition to the risk factors set forth below, see the risk factors included in our Annual Report on Form 10-K for the year ended August 31, 2016 and the discussion in Key Trends, Developments and Challenges in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.
New Department of Education regulations regarding discharge of Title IV student loan obligations and standards for institutional financial responsibility subject our business to substantial risks, including reimbursement of the Department for any debt relief granted by the Department to potentially large groups of students and automatic requirements to post a substantial letter of credit upon the occurrence of certain events.
Defense to Repayment Regulations
On October 28, 2016, the U.S. Department of Education published final regulations establishing new processes and standards for the discharge of student loans. The regulations provide for discharge of student loans first disbursed on or after July 1, 2017, and recovery by the borrower of any amounts paid on such loans where:

•	a school breaches contractual promises to a student;

•	certain judgments based on any state or federal law are entered against a school related to the loan or the educational services after a contested proceeding; or

•	a school makes substantial misrepresentations about the nature of its educational programs, financial charges or employability of graduates.
In general, the extent to which a loan obligation is discharged or previously paid amounts are recovered is limited to the amount of pecuniary damages suffered by the borrower associated with the relevant basis for the discharge, as determined by a Department hearing officer in the exercise of broad discretion. The decision of the hearing officer is final, subject to limited rights to appeal a decision to the Secretary of Education. In most cases, the Department is entitled to seek reimbursement from the disbursing school of any loan amounts discharged or recovered by students.
In addition, the Department has the discretion to initiate proceedings for discharge on behalf of groups of students if, among other reasons, the Department determines that there are common facts and claims or that such action would promote compliance by the school. Such group proceedings can be initiated whether a school has closed or is currently operating, and can include students who have not requested relief. In any such proceeding, a Department official will represent the relevant group in the fact-finding process, which will be presided over by a Department hearing officer.
There is no time limit on claims to discharge outstanding amounts owed by a borrower, regardless of the basis for the discharge, and no time limit on claims for recovery of amounts previously paid which are based on the entry of a judgment. Claims for recovery of amounts previously paid which are based on breach of contract or misrepresentation generally must be made within six years of the breach or discovery of the misrepresentation.
The new procedures and standards increase the likelihood that individual and group borrower defense to repayment claims will be made and confer on the Department substantially complete and unreviewable discretion to adjudicate any such claims, including claims initiated by the Department itself. Because the specified standards are imprecise in many respects and the Department is the final arbiter of the standards and the findings of fact, we may not be able successfully to predict how the standards will be applied to our students until claims have been made and adjudicated. Application of the specified standards relating to breach of contract and misrepresentation, and the determination of the appropriate amount of damages each are likely to involve complicated and nuanced questions of fact and may involve large groups of students deemed by the Department to be similarly situated. Accordingly, we may be exposed in a proceeding to potentially significant liability based on intensely factual analyses and judgments, under circumstances where we have available only limited due process rights. If a large group of students, in either a private proceeding or a proceeding initiated and prosecuted by the Department, succeeds in a defense to repayment claim for any reason, our business and financial condition could be materially and adversely harmed.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 51

Financial Responsibility Standards
The final regulations also modify the Department’s financial responsibility standards to provide that an institution (other than a public institution) is deemed not to be financially responsible if it is subject to one or more specified triggering events on or after July 1, 2017. Under the final regulations, an institution is automatically deemed not financially responsible upon the occurrence of any of the following events:

•	For proprietary institutions, a failure to satisfy the 90/10 test for the prior fiscal year;

•	For publicly traded institutions:

◦	A warning from the Securities and Exchange Commission that it may suspend trading in the institution’s stock;

◦	The institution fails to timely file annual or quarterly periodic reports with the SEC;

◦	A notice from the relevant stock exchange that the institution is not in compliance with exchange requirements, or the delisting of its stock;

•	The institution’s two most recent cohort default rates are greater than 30%.
In addition, an institution will be deemed not to be financially responsible if the institution is subject to one or more other specified triggering events, and after taking into account the actual or potential debts, liabilities, or losses that have stemmed or may stem from such actions or events, the institution’s recalculated composite score is less than 1.0, as determined by the Department. Such triggering events include the following:

•	The institution incurs a liability in connection with a judicial or administrative proceeding, including as a result of settlement;

•
The institution is sued after July 1, 2017 by a federal or state authority regarding certain matters involving student loans or the provision of educational services and such suit is still pending after 120 days;

•	The institution is otherwise sued after July 1, 2017 and such lawsuit has survived a motion for summary judgment or the time to assert such a motion has expired;

•	The institution is required by its accrediting agency to submit a teach-out plan in connection with closure of the institution or certain of its locations;

•	The institution has programs that could become ineligible to participate in Title IV programs based on the gainful employment debt service-to-earnings rates for the next measuring year; or

•	The institution has a composite score of less than 1.5 and experiences a withdrawal of owner’s equity by any means, including by declaring a dividend.
Furthermore, an institution will be deemed to not be financially responsible if the Department determines that there is an event or condition that is reasonably likely to have a material adverse effect on the financial condition, business, or results of operations of the institution, including as a result of one or more of the following events:

•	significant fluctuation in the amount of Title IV funds received by the institution;

•	citation of noncompliance by a state licensing or authorizing agency;

•	failure of a financial stress test to be developed by the Department;

•	high annual dropout rates, as calculated by the Department;

•	action by an accrediting agency to place the institution on probation or issue a show-cause order for failure to meet one or more accrediting standards;

•	violation of a provision in a loan agreement; or

•
pending borrower defense to repayment claims or an expectation that a significant number of borrower defense to repayment claims will be filed related to the institution, as determined by the Department.

If an institution is deemed not to be not financially responsible because of the occurrence of one or more of the foregoing triggering events, the institution will be required to post an irrevocable letter of credit in an amount determined by the Department that is not less than 50% of the amount of Title IV program funds received by the institution in its last fiscal year. In the alternative, subject to Department approval, such an institution may continue to participate in Title IV programs under a provisional certification for a limited period of time provided that, among other things the institution posts an irrevocable letter of credit in an amount determined by the Department that is at least 10% of the amount of Title IV program funds received by the institution in its last fiscal year.
An institution that is required to provide a letter of credit may also be required to disclose to students information about the letter of credit, if the Department determines through consumer testing that such disclosures are meaningful to students.

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 52

These new financial responsibility standards significantly expand the circumstances under which a proprietary institution will be deemed to not be financially responsible, including circumstances and events that may not actually pose financial risks to the institution, circumstances that are based on subjective judgments of the Department about future events, and allegations and claims for relief in private or administrative litigation or enforcement proceedings that may ultimately be found to lack merit. The posting by University of Phoenix of a letter of credit in the amount of 50% or more of its Title IV program receipts for its preceding fiscal year likely would be an insurmountable burden. Accordingly, if the University is found to not be financially responsible under these new standards, it would be able to continue participation in Title IV programs only if terms of a provisional certification, including the amount of any associated letter of credit, can be agreed with the Department, the terms of which may materially and adversely impact our business and operations. In order to reduce the risk and uncertainty associated with these regulations, we may need to modify our administrative and other student-facing practices and procedures in a manner that increases our costs and reduces our administrative effectiveness. Furthermore, because of the potentially significant consequences of a determination that we are not financially responsible, our flexibility in responding to private or administrative litigation or enforcement actions may be severely constrained in a manner that materially and adversely impacts our business and financial condition.
Recently, two major proprietary higher education institutions were forced to cease operations and seek bankruptcy protection due to delays in Title IV disbursements and requirements to post letters of credit imposed by the Department based in part on the existence of pending state and federal investigations and the Department’s judgment regarding various subjective matters such as the institution’s culture. These new regulations increase the power of the Department to take summary action that could harm University of Phoenix and Apollo Education Group, perhaps materially, before we could effectively exercise our due process rights, even if the action is based on pending investigations or legal proceedings that ultimately are determined to lack merit.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
Our Board of Directors has authorized us to repurchase outstanding shares of our Class A common stock from time to time depending on market conditions and other considerations. During fiscal year 2013, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $250 million, of which $52.2 million remained available as of November 30, 2016. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. We are prohibited from repurchasing shares under the agreements associated with our pending Merger, as described further in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pending Merger.
We did not repurchase shares of our Class A common stock during the three months ended November 30, 2016, and the following details changes in our treasury stock during the three months ended November 30, 2016:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase Under the Plans or Programs
Treasury stock as of August 31, 2016	78,857	$49.06	78,857	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	—	—	—	—
Treasury stock as of September 30, 2016	78,857	$49.06	78,857	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(168)	49.06	(168)	—
Treasury stock as of October 31, 2016	78,689	$49.06	78,689	$52,224
New authorizations	—	—	—	—
Share repurchases	—	—	—	—
Share reissuances	(46)	49.06	(46)	—
Treasury stock as of November 30, 2016	78,643	$49.06	78,643	$52,224

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 53

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
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended November 30, 2016.
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

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 54

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO EDUCATION GROUP, INC. An Arizona Corporation
Date: January 9, 2017

By:	/s/ Gregory J. Iverson
Gregory J. Iverson Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

Apollo Education Group, Inc. | First Quarter 2017 Form 10-Q | 55